Form 10-Q
period 1996-06-30
CHANNELL COMMERCIAL CORP
filed 1996-08-09
CIK 1013696

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________


                          Commission File No. 333-3621


                        CHANNELL COMMERCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)


                                   95-2453261
                      (I.R.S. Employer Identification No.)


                     26040 Ynez Road, Temecula, California
                    (Address of principal executive offices)

                                     92591
                                   (Zip Code)

                                 (909) 694-9160
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __ X__    No _____

       6,137,000 shares of common stock of the Registrant were outstanding at June 30, 1996.

Part I - Financial Information
         Item 1 - Financial Statements


                        CHANNELL COMMERCIAL CORPORATION

                       STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)

                                                             Six months ended          Three months ended
                                                                 June 30                    June 30
                                                             -----------------         -------------------
                                                               1996     1995              1996      1995
                                                             -------   -------         --------   --------
Net Sales                                                    $23,240   $21,009          $12,961   $11,784
Cost of goods sold                                            12,713    11,884            6,975     6,397
                                                             -------   -------          -------   -------

                Gross profit                                  10,527     9,125            5,986     5,387
Commission income                                                510       563              280       301
                                                             -------   -------          -------   -------
                                                              11,037     9,688            6,266     5,688
Operating expenses
        Selling                                                3,441     2,831            1,888     1,492
        General and Administrative                               795       926              425       478
        License fees -- related party                            531     1,050               --       592
        Research and development                                 267       243              139       121
                                                             -------   -------          -------   -------
                                                               5,034     5,050            2,452     2,683
                                                             -------   -------          -------   -------
                Income from operations                         6,003     4,638            3,814     3,005

Interest expense                                                 128       208               63       118
                                                             -------   -------          -------   -------

        Income before income taxes                             5,875     4,430            3,751     2,887

Income taxes                                                     220       179               98       118
                                                             -------   -------          -------   -------

        Net income                                           $ 5,655   $ 4,251          $ 3,653   $ 2,769
                                                             =======   =======          =======   =======

Pro forma information (unaudited):
        Historical income before income taxes                $ 5,875   $ 4,430          $ 3,751   $ 2,887
        Pro forma income taxes                                 2,409     1,816            1,564     1,200
                                                             -------   -------          -------   -------

        Pro forma net income                                 $ 3,466   $ 2,614          $ 2,187   $ 1,687
                                                             =======   =======          =======   =======

        Pro forma net income per share                       $  0.45   $  0.34          $  0.28   $  0.22
                                                             =======   =======          =======   =======

        Pro forma weighted average shares outstanding          7,695     7,695            7,695     7,695
                                                             =======   =======          =======   =======

The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                                BALANCE SHEETS

            (amounts in thousands, except share and per share data)

                                                                                Unaudited
                                                                                 6/30/96                 12/31/95
                                                                           ----------------------        ---------
                                                                           Historical   Pro forma
                                                                           ----------   ---------
ASSETS
Current Assets
        Cash                                                                 $ 1,206    $ 1,206          $ 1,375
        Accounts receivable                                                    6,471      6,471            4,122
        Accounts receivable - related party                                      310        366               --
        Inventories                                                            2,640      2,640            2,609
        Deferred income taxes                                                     --        146               --
        Prepaid expenses                                                         351        351              396
                                                                             -------    -------          -------

                Total current assets                                          10,978     11,180            8,502

Property and equipment                                                        10,235     10,235           10,062

Deferred income taxes                                                             --        672               --

Other assets                                                                     941        941              539
                                                                             -------    -------          -------

        Total assets                                                         $22,154    $23,028          $19,103
                                                                             =======    =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                     $ 2,264    $ 2,264          $ 1,251
        Accrued expenses                                                       1,021      1,021              972
        Accrued license fees - related party                                     475         --              471
        Current maturities of long-term obligations                              822        822              860
        Distributions payable to stockholders                                     --     15,600              674
        Income taxes payable                                                      70         70               49
                                                                             -------    -------          -------
                Total current liabilities                                      4,652     19,777            4,277

Long-term obligations                                                          1,899      1,899            2,353

Stockholders' equity (deficit)
        Preferred stock, par value $.01 per share, authorized --
                1,000,000 shares, none issued and outstanding                     --         --               --
        Common stock, par value $.01 per share, authorized --
                19,000,000 shares; issued and outstanding --
                6,137,000 shares                                                  61         61               61
        Additional paid-in capital                                                26     (2,543)              26
        Retained earnings                                                     15,516      3,834           12,386
                                                                             -------    -------          -------

        Total stockholders' equity (deficit)                                  15,603      1,352           12,473
                                                                             -------    -------          -------

        Total liabilities and stockholders' equity                           $22,154    $23,028          $19,103
                                                                             =======    =======          =======

The accompanying notes are an integral part of theses financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                     STATEMENTS OF CASH FLOWS (Unaudited)

                            (amounts in thousands)

                                                                    Six months ended
                                                                         June 30
                                                                   -----------------
                                                                     1996     1995
                                                                   --------  -------
Operating Activities:
        Net Income                                                 $ 5,655   $ 4,251
        Non-cash items included in net income:
                Depreciation and amortization                          804       832
        (Increase) decrease in assets:
                Accounts receivable                                 (2,659)   (2,230)
                Inventories                                            (31)     (852)
                Prepaid expenses                                        45       206
                Other                                                 (402)     (385)
        Increase (decrease) in liabilities
                Accounts payable                                     1,013     1,351
                Accrued expenses                                        53       370
                Income taxes payable                                    21      (312)
                                                                   -------   -------

Net cash provided by operating activities                            4,499     3,231
                                                                   -------   -------

Investing activities:
        Acquisition of property and equipment                         (977)   (1,505)
                                                                   -------   -------

Net cash used in investing activities                                 (977)   (1,505)
                                                                   -------   -------

Financing activities:
        Repayment of long-term obligations                            (558)     (468)
        Dividends paid                                              (3,199)   (3,976)
        Proceeds from issuance of long-term debt                        66     2,113
                                                                   -------   -------

Net cash (used in) provided by financing activities                 (3,691)   (2,331)
                                                                   -------   -------

(Decrease) increase in cash                                           (169)     (605)
Cash, beginning of period                                            1,375       797
                                                                   -------   -------

Cash, end of period                                                $ 1,206   $   192
                                                                   =======   =======

The accompanying notes are an integral part of these financial statements.

                   NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

                  (amounts in thousands except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three- and six- month periods ended June 30, 1996 and 1995, (b) the financial position at June 30, 1996 and December 31, 1995, and (c) the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995 have been made. The results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results for the entire year 1996.

2. Pro forma financial information: Prior to the Company's initial public offering of common stock in July 1996 (the "IPO"), it was an S Corporation for federal and state income tax purposes. The pro forma income statement presentation reflects a provision for income taxes as if the Company had always been a C Corporation using an assumed effective tax rate of approximately 41% less tax credits. The pro forma June 30, 1996 balance sheet presentation gives effect to (a) the termination of the Company's S Corporation status, (b) the effects of $12,500 of distributions to stockholders in connection with the termination of the Company's S Corporation status, (c) the acquisition by the Company of certain patents (the "Channell Patents") previously owned by William H. Channell, Sr., Chairman of the Board and Chief Executive Officer, and other stockholders for an aggregate consideration of $3.1 million, which was paid initially through borrowings under the Company's bank line and was then repaid from the net proceeds of the IPO, and (d) the contribution by Mr. Channell, Sr. of license fees attributable to product sales in 1996 relating to the Channell Patents.

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding includes 1,558 shares sold in the IPO at a price of $11.00 per share, the net proceeds of which were used to fund the distribution to existing stockholders in connection with the termination of the Company's S Corporation status and to acquire the Channell Patents. The effect of the Company's use of a portion of the net proceeds of the IPO to repay approximately $2.7 million of bank indebtedness outstanding as of June 30, 1996, has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

3. Exclusive licensing agreements: The exclusive licensing agreements relating to the Channell Patents were terminated in April 1996 and, accordingly, no license fees expense has been reflected in the accompanying statements of income for the three-month period ended June 30, 1996.

4. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:


                                December 31,   June 30,
                                   1995          1996
                                -----------    --------
                                              Unaudited

      Raw materials                $1,111      $  765
      Work-in process                 744         819
      Finished goods                  754       1,056
                                  -------      ------
                                   $2,609      $2,640
                                  =======      ======

Part I - Financial Information

      Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition



RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 WITH THE SIX MONTHS ENDED JUNE 30, 1995

     Net Sales. Net sales increased $2.2 million or 10.6% from $21.0 million in the first six months of 1995 to $23.2 million in the first six months of 1996. CATV net sales increased $2.4 million or 13.5% from $18.1 million in the first six months of 1995 to $20.5 million in the first six months of 1996 as a result of continued moderate growth from rebuild and new network construction projects.

     Telecommunications net sales decreased $0.2 million or 6.9% from $2.9 million in the first six months of 1995 to $2.7 million in the first six months of 1996. This decrease is due to short-term delays and rescheduling by telephone companies for their broadband network construction programs. The passage of the federal telecommunications legislation and recent industry announcements indicate that such construction programs are likely to be more consistent with original forecasts during the remainder of 1996.

     Domestic net sales increased $2.1 million or 11.0% from $19.1 million in the first six months of 1995 to $21.2 million in the first six months of 1996.

     International net sales increased $0.1 million or 5.3% from $1.9 million in the 1995 period to $2.0 million in the 1996 period. Several major international broadband network construction programs slowed in the first quarter due to seasonally reduced construction schedules in Canada and the South Pacific, and due to delays in the delivery of advanced network electronics by certain major transmission equipment suppliers. Stronger construction activity has resumed in the second quarter.

     Gross Profit. Gross profit increased $1.4 million or 15.4% from $9.1 million in the first six months of 1995 to $10.5 million in the first six months of 1996. Gross margin increased from 43.4% to 45.3% during the comparable periods. The improvement in gross profit and gross margin was primarily due to an increase in sales volume, which resulted in higher operating leverage.

     Commission Income. Commission income decreased $0.1 million or 9.4% from $0.6 million in the first six months of 1995 to $0.5 million in the first six months of 1996. The decrease resulted from lower sales volume of cable-in-conduit products due to severe winter weather conditions in the eastern part of the United States.

     Selling. Selling expense increased $0.6 million or 21.5% from $2.8 million in the first six months of 1995 to $3.4 million in the first six months of 1996, primarily as a result of higher travel and related expenses in the amount of $0.2 million, relocation expense in the amount of $0.1 million, shipping expense in the amount of $0.1 million and computer software expense in the amount of $0.1 million. These increases were due primarily to increased sales and marketing efforts during the period. As a percentage of net sales, selling expense increased from 13.5% in the 1995 period to 14.8% in the 1996 period.

     General and Administrative. General and administrative expenses decreased $0.1 million or 11.1% from $0.9 million in the first six months of 1995 to $0.8 million in the first six months of 1996. As a percentage of net sales, general and administrative expense declined from 4.4% in the 1995 period to 3.4% in the 1996 period as a result of spreading the fixed portion of these expenses over a larger sales base.

     License Fees. License fees decreased $0.6 million or 54.5% from $1.1 million in the first six months of 1995 to $0.5 million in the first six months of 1996. As a result of the termination of the license fee arrangement in April 1996, no license expense was recorded in the second quarter of 1996, and no license fees will be recorded in any future periods.

     Research and Development. Research and development expenses were approximately $0.3 million in the first six months of both 1995 and 1996, but decreased as a percentage of net sales from 1.2% in 1995 to 1.1% in 1996. Research and development expense is expected to be higher in the future as the Company implements its new product development plans using, in part, proceeds of the IPO.

     Income from Operations. As a result of the items discussed above, income from operations increased $1.4 million or 29.4% from $4.6 million in the first six months of 1995 to $6.0 million in the first six months of 1996, and operating margin increased from 22.1% to 25.8%.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 WITH THE THREE MONTHS ENDED JUNE 30, 1995

     Net Sales. Net sales increased $1.2 million or 10.0% from $11.8 million in the second quarter of 1995 to $13.0 million in the second quarter of 1996. CATV net sales increased $1.2 million or 11.9% from $10.3 million in the second quarter of 1995 to $11.5 million in the second quarter of 1996 as a result of continued moderate growth from rebuild and new network construction projects.

     Telecommunications net sales decreased $0.1 million or 6.7% from $1.5 million in the second quarter of 1995 to $1.4 million in the second quarter of 1996. This decrease is due to delays and rescheduling by telephone companies for their broadband network construction programs. The passage of the federal telecommunications legislation and recent industry announcements indicate that such construction programs are likely to be more consistent with original forecasts during the remainder of 1996.

     Domestic net sales increased $1.0 million or 9.3% from $10.8 million in the second quarter of 1995 to $11.8 million in the second quarter of 1996.

     International net sales increased $0.2 million or 20.0% from $1.0 million in the 1995 period to $1.2 million in the 1996 period. Such increase reflects that international broadband network construction programs have been resumed.

     Gross Profit. Gross profit increased $0.6 million or 11.1% from $5.4 million in the second quarter of 1995 to $6.0 million in the second quarter of 1996. Gross margin increased from 45.7% to 46.2% during the comparable periods. The improvements in gross profit and gross margin are primarily due to the increase in overall sales volume, which resulted in higher operating leverage.

     Commission Income. Commission income was $0.3 million in both the second quarter of 1995 and 1996.

     Selling. Selling expense increased $0.4 million or 26.5% from $1.5 million in the second quarter of 1995 to $1.9 million in the second quarter of 1996, primarily as a result of higher travel and related expenses in the amount of $0.1 million, relocation expense in the amount of $0.1 million, shipping expense in the amount of $0.1 million, and computer software expense in the amount of $0.1 million. These increases were due primarily to increased sales and marketing efforts during the quarter. As a percentage of net sales, selling expense increased from 12.7% in the 1995 period to 14.6% in the 1996 period.

     General and Administrative. General and administrative expenses decreased $0.1 million or 11.1% from $0.5 million in the second quarter of 1995 to $0.4 million in the second quarter of 1996. As a percentage of net sales, general and administrative expense declined from 4.1% in the 1995 period to 3.3% in the 1996 period.

     License Fee. License fee expense was not incurred in the second quarter of 1996 as a result of the termination of the license fee agreements in April 1996.

     Research and Development. Research and development expenses were $0.1 million in both the second quarter of 1995 and 1996.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.8 million or 26.9% from $3.0 million in the second quarter of 1995 to $3.8 million in the second quarter of 1996, and operating margin increased from 25.5% to 29.4%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.2 million and $4.5 million for the six months ended June 30, 1995 and 1996, respectively. Net cash used in financing activities was $2.3 million and $3.7 million for the six months ended June 30, 1995 and 1996, respectively. Net cash used in investing activities was $1.5 million and $1.0 million for the six months ended June 30, 1995 and 1996, respectively.

     Accounts receivable increased from $4.1 million at December 31, 1995, to $6.5 million at June 30, 1996, as a result of higher sales during the period and unusually slow collections experienced from certain international customers.
The Company does not believe that its bad debt reserve account needs to be increased at this time for any potential write-offs.

     The Company made capital expenditures of $1.5 million and $1.0 million during the first six months of 1995 and 1996, respectively, and anticipates additional capital expenditures of $2.0 million during the remainder of 1996, principally for product tooling, test equipment and MIS.

     The Company has financed its operations and capital expenditures through internally generated funds and bank borrowings. The Company currently maintains a revolving credit facility with a $3.5 million working capital revolving line of credit and a $4.8 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facility expires on May 1, 1997.

     The Company believes that income from operations, coupled with borrowings under its revolving credit facility and proceeds from the IPO, will be sufficient to fund the Company's capital expenditure and working capital requirements.

Part II - Other Information

Item 1.        Legal Proceedings

          The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no presently pending litigation matters will have a material adverse effect on the Company's financial statements taken as a whole or on its results of operations.

Item 2.        Changes in Securities
          None

Item 3.        Defaults Upon Senior Securities
          None

Item 4.        Submission of Matters to a Vote of Security Holders
          None

Item 5.        Other Information
          None

Item 6.        Exhibits and Reports on Form 8-K

Exhibit
Number    Description
- ------    -----------
3.1       Restated Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4         Form of Common Stock Certificate (1)
10.1      Tax Agreement between the Company and the Existing Stockholders (1)
10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3 Business Loan Agreement dated as of January 21, 1994 between the Company and Bank of America National Trust and Savings Association, as amended ("Bank of America") (1)
10.5      The Company's Profit Sharing Plan (1)
10.6 Agreement dated as of September 30, 1982 between the Company and Integral Corporation, as amended (1)
10.7 Telephone Sales Agreement dated as of January 23, 1991 between the Company and Integral Corporation (1)
10.8      Employment Agreement between the Company and William H. Channell, Sr.
          (1)
10.9      Employment Agreement between the Company and William H. Channell, Jr.
          (1)
10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.13 Lease dated May 17, 1994 between the Company and the Z. Paul Akian and Sonia Akian Family Trust (1)
10.14 Lease dated March 1, 1994 between the Company and Allstate Life Insurance Company (1)

10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)
10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (1)
27        Financial Data Schedule (2)


_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2)  Filed herewith.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  August 8, 1996       By:  /s/ Gary W. Baker
                                 -----------------------
                                   Gary W. Baker
                                   Chief Financial Officer