Form 10-Q
period 1996-09-30
CHANNELL COMMERCIAL CORP
filed 1996-11-12
CIK 1013696

                                 FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

     9,237,000 shares of common stock of the Registrant were outstanding at September 30, 1996.

                        CHANNELL COMMERCIAL CORPORATION

                       STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)

                                                    Nine months ended         Three months ended
                                                      September 30              September 30
                                                    -----------------         ------------------
                                                      1996      1995            1996       1995
                                                    -------   -------          -------   -------
Net Sales                                           $35,194   $31,767          $11,954   $10,758
Cost of goods sold                                   19,136    18,108            6,423     6,224
                                                    -------   -------          -------   -------

        Gross profit                                 16,058    13,659            5,531     4,534
Commission income                                       784       846              274       283
                                                    -------   -------          -------   -------
                                                     16,842    14,505            5,805     4,817
Operating expenses
        Selling                                       4,984     4,146            1,543     1,315
        General and administrative                    1,124     1,247              329       321
        License fees -- related party                   531     1,527               -        477
        Research and development                        398       370              131       127
                                                    -------   -------          -------   -------
                                                      7,037     7,290            2,003     2,240
                                                    -------   -------          -------   -------
        Income from operations                        9,805     7,215            3,802     2,577

Interest expense (income)                               (64)      299             (192)       91
                                                    -------   -------          -------   -------

        Income before income taxes                    9,869     6,916            3,994     2,486

Income taxes                                            574       273              354        94
                                                    -------   -------          -------   -------

        Net income                                   $9,295    $6,643           $3,640    $2,392
                                                     ======    ======           ======    ======

        Net income per share                                                     $0.41
                                                                                ======

        Weighted average shares outstanding                                      8,984
                                                                                ======

Pro forma information:
        Historical income before income taxes        $9,869    $6,916                     $2,486
        Pro forma income taxes                        2,763     2,836                      1,020
                                                     ------    ------                     ------
        Pro forma net income                         $7,106    $4,080                     $1,466
                                                     ======    ======                     ======

        Pro forma net income per share                $0.88     $0.53                      $0.19
                                                     ======    ======                     ======
        Pro forma weighted average shares
          outstanding                                 8,125     7,695                      7,695
                                                     ======    ======                     ======


The accompanying notes are an integral part of these
financial statements.                                              Page 1 of 12

                        CHANNELL COMMERCIAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 1996

                            (amounts in thousands)


                                                Additional
                                 Common          Paid-In           Retained
                                 Stock           Capital           Earnings
                                --------        ----------        ----------
Balance at January 1, 1996          $61               $26           $12,386

Common stock issued                  31            27,965               ---

Dividends declared                  ---               ---           (14,167)

Net income                          ---               ---             9,295
                                --------        ----------        ----------

Balance at September 30, 1996       $92           $27,991            $7,514
                                ========        ==========        ==========


The accompanying notes are an integral part of these
financial statements.                                           Page 2 of 12

                        CHANNELL COMMERCIAL CORPORATION

                                BALANCE SHEETS

            (amounts in thousands, except share and per share data)


                                                                            Unaudited
                                                                           September 30,          December 31,
                                                                               1996                   1995
                                                                           -------------          ------------
ASSETS
Current Assets
        Cash                                                                   $5,338                 $1,375
        Marketable securities                                                  11,489                    ---
        Accounts receivable                                                     6,625                  4,122
        Accounts receivable - related party                                       282                    ---
        Inventories                                                             2,842                  2,609
        Deferred income taxes                                                     369                    ---
        Prepaid expenses                                                          727                    396
                                                                              -------                -------

                Total current assets                                           27,672                  8,502

Property and equipment                                                         10,742                 10,062

Deferred income taxes                                                             693                    ---

Other assets                                                                      164                    539
                                                                              -------                -------

        Total assets                                                          $39,271                $19,103
                                                                              =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                                       $1,980                 $1,251
        Accrued expenses                                                        1,219                    972
        Accrued license fees - related party                                      ---                    471
        Current maturities of long-term obligations                               144                    860
        Distributions payable to stockholders                                     ---                    674
        Income taxes payable                                                       43                     49
                                                                              -------                -------
                Total current liabilities                                       3,386                  4,277

Long-term obligations                                                             288                  2,353

Stockholders' equity
        Preferred stock                                                           ---                    ---
        Common stock, par value $.01 per share, authorized --
                       19,000,000 shares; issued and outstanding --
                        9,237,000 shares at September 30, 1996                     92                     61
                        6,137,000 shares at December 31, 1995
        Additional paid-in capital                                             27,991                     26
        Retained earnings                                                       7,514                 12,386
                                                                              -------                -------

        Total stockholders' equity                                             35,597                 12,473
                                                                              -------                -------

        Total liabilities and stockholders' equity                            $39,271                $19,103
                                                                              =======                =======

The accompanying notes are an integral part of these
financial statements.                                           page 3 of 12

                        CHANNELL COMMERCIAL CORPORATION

                     STATEMENTS OF CASH FLOWS (Unaudited)

                            (amounts in thousands)

                                                                                          Nine months ended
                                                                                             September 30
                                                                                          ------------------
                                                                                            1996      1995
                                                                                          -------   -------
Operating Activities:
        Net Income                                                                         $9,295    $6,643
        Non-cash items included in net income:
                Depreciation and amortization                                               1,143     1,148
                Accrued license fees                                                          531
        (Increase) decrease in assets:
                Accounts receivable                                                        (2,503)   (2,299)
                Inventories                                                                  (232)      168
                Prepaid expenses                                                             (331)      (18)
                Deferred income taxes                                                      (1,063)      ---
                Other                                                                        (315)      (76)
        Increase (decrease) in liabilities
                Accounts payable                                                              729       805
                Accrued expenses                                                              247       664
                Accrued license fees                                                         (471)       29
                Income taxes payable                                                           (6)     (312)
                                                                                           ------    ------

Net cash provided by operating activities                                                   7,024     6,752
                                                                                           ------    ------

Investing activities:
        Acquisition of property and equipment                                              (1,391)   (1,798)
        Acquisition of marketable securities                                              (11,489)      ---
        Other                                                                                 308       ---
                                                                                           ------    ------

Net cash used in investing activities                                                     (12,572)   (1,798)
                                                                                           ------    ------

Financing activities:
        Repayment of long-term obligations                                                 (3,179)     (670)
        Dividends paid                                                                    (14,841)   (4,604)
        Proceeds from issuance of long-term debt                                               66       432
        Proceeds from line of credit                                                          ---     2,000
        Repayment of line of credit                                                           ---    (2,000)
        Proceeds from issuance of common stock (net)                                       30,565       ---
        Distribution to shareholders (patents)                                             (3,100)      ---
                                                                                           ------    ------

Net cash (used in) provided by financing activities                                         9,511    (4,842)
                                                                                           ------    ------

(Decrease) increase in cash                                                                 3,963       112
Cash, beginning of period                                                                   1,375       797
                                                                                           ------    ------

Cash, end of period                                                                        $5,338      $909
                                                                                           ======    ======

   The accompanying notes are an integral part of these
   financial statements.                                        page 4 of 12

                   NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

                  (amounts in thousands except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three- and nine- month periods ended September 30, 1996 and 1995, (b) the financial position at September 30, 1996 and December 31, 1995, and (c) the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been made. The results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results for the entire year.

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

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding includes 1,039 shares for the nine months ended September 30, 1996, and 1,558 shares for the nine and three months ended September 30, 1995, assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions to stockholders. The effect of the Company's use of a portion of the net proceeds of the IPO to repay approximately $2.7 million of bank indebtedness outstanding as of June 30, 1996, has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

3. Income Taxes: In July 1996, the Company terminated its election to be taxed as an S Corporation. As a result of this termination, the Company became liable for income taxes. Accordingly, as required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities. The effect of recording these net deferred tax assets upon the results of operations for the quarter ended September 30, 1996, was $1.063 million ($0.12 per share) and $1.063 million ($0.13 per share) for the nine months ended September 30, 1996. It is not expected that future operations will have similar increases to income as the result of recording deferred income taxes.

4. Exclusive licensing agreements: The exclusive licensing agreements relating to the Channell Patents were terminated in April 1996 and, accordingly, no license fees expense has been reflected in the accompanying statements of income since the three-month period ended March 30, 1996.

5. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:


                        September 30,    December 31,
                            1996             1995
                        -------------   -------------
      Raw materials            $  816          $1,111
      Work-in process             955             744
      Finished goods            1,071             754
                        -------------   -------------
                               $2,842          $2,609
                        =============   =============

6. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At September 30, 1996, there were no material differences between the fair value and cost of these marketable securities.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net Sales. Net sales increased $3.4 million or 10.7% from $31.8 million in the first nine months of 1995 to $35.2 million in the first nine months of 1996. CATV net sales increased $3.1 million or 11.2% from $27.6 million in the first nine months of 1995 to $30.7 million in the first nine months of 1996 as a result of new account development and a continued moderate growth from rebuild and new CATV network construction projects.

     Telecommunications net sales increased $0.4 million or 9.8% from $4.1 million in the first nine months of 1995 to $4.5 million in the first nine months of 1996. This sales increase was due to increased activity of conventional copper-based telephone products and the introduction of new sealed products.

     Domestic net sales increased $4.1 million or 15.3% from $26.8 million in the first nine months of 1995 to $30.9 million in the first nine months of 1996. This increase is a result of the items discussed above.

     International net sales decreased $0.7 million or 14.0% from $5.0 million in the 1995 period to $4.3 million in the 1996 period as a result of the delay of several major international broadband network construction programs in the South Pacific.

     Gross Profit. Gross profit increased $2.4 million or 17.6% from $13.7 million in the first nine months of 1995 to $16.1 million in the first nine months of 1996. Gross margin increased from 43.0% to 45.6% during the comparable period. The improvement in gross profit and gross margin was primarily due to an increase in sales volume which resulted in higher operating leverage and a favorable inventory adjustment of $0.2 million in the third quarter.

     Commission Income. Commission income decreased $0.1 million or 7.3% from $0.9 million in the first nine months of 1995 to $0.8 million in the first nine months of 1996. The decrease resulted from lower sales of cable-in-conduit products due to severe winter conditions in the eastern part of the United States during the first quarter of 1996.

     Selling. Selling expense increased $0.9 million or 20.2% from $4.1 million in the first nine months of 1995 to $5.0 million in the first nine months of 1996, primarily as a result of higher wages and employee benefits in the amount of $0.2 million, travel and related expenses in the amount of $0.3 million, relocation expense in the amount of $0.2 million and shipping expense in the amount of $0.3 million. These increases were the result of increased sales and marketing efforts during the period. As a percentage of net sales, selling expense increased from 13.1% in 1995 to 14.2% in 1996.

     General and Administrative. General and administrative expenses decreased $0.1 million or 9.9% from $1.2 million in the first nine months of 1995 to $1.1 million in the first nine months of 1996. As a percentage of net sales, general and administrative expense declined from 3.9% in the 1995 period to 3.2% in the 1996 period as a result of spreading the fixed portion of these expenses over a larger sales base.

     License Fees. License fees decreased $1.0 million or 65.2% from $1.5 million in the first nine months of 1995 to $0.5 million in the first nine months of 1996. As a result of the termination of the license fee agreements in April 1996, no license expense was recorded since the first quarter of 1996, and no license fees will be recorded in any future periods.

     Research and Development. Research and development expenses were approximately $0.4 million in the first nine months of both 1995 and 1996, but decreased as a percentage of net sales from 1.2% in 1995 to 1.1% in 1996. Research and development is expected to be higher in the future as the Company implements its new product development plans.

     Income from Operations. As a result of the items discussed above, income from operations increased $2.6 million or 35.9% from $7.2 million in the first nine months of 1995 to $9.8 million in the first nine months of 1996. Operating margin increased from 22.7% to 27.9%.

     Income Taxes. Income taxes increased $0.3 million or 110.3% from $0.3 million in the first nine months of 1995 to $0.6 million in the first nine months of 1996. The increase is due to the termination of the S Corporation status, at the time of the Initial Public Offering, upon which the Company recorded deferred tax assets on its Balance Sheet with a corresponding credit to its Statement of Operations. The effect of recording these net deferred tax assets upon the results of operations for the nine months ended September 30, 1996, was $1.063 million. If the deferred income tax assets had not been recorded, pro-forma income taxes would have been $3.826 million (38.8% of historical income before income taxes) for the nine months ended September 30, 1996, compared to $2.836 million (41.0% of historical income before income taxes) for the nine months ended September 30, 1995.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net Sales. Net sales increased $1.2 million or 11.1% from $10.8 million in the third quarter of 1995 to $12.0 million in the third quarter of 1996. CATV net sales increased $0.6 million or 6.6% from $9.6 million in the third quarter of 1995 to $10.2 million in the third quarter of 1996 as a result of new account development and moderate growth from the existing customer base.

     Telecommunication net sales increased $0.6 million or 46.7% from $1.2 million in the third quarter to $1.8 million in the third quarter of 1996. This increase was primarily due to new product introductions with several major customers. Sales of existing conventional copper-based telephone products was strong.

     Domestic net sales increased $1.3 million or 15.8% from $8.4 million in the third quarter of 1995 to $9.7 in the third quarter of 1996. The increase is a result of the items discussed above.

     International net sales decreased $0.1 million or 5.2% from $2.4 million in the 1995 period to $2.3 million in the 1996 period as a result of the delay of several major international broadband network construction programs in the South Pacific.

     Gross Profit. Gross profit increased $1.0 million or 22.0% from $4.5 million in the third quarter of 1995 to $5.5 million in the third quarter of 1996. Gross margin increased from 42.1% to 46.3% during the comparable periods. The improvements in gross profit and gross margin are primarily due to an increase in overall sales volume which resulted in higher operating leverage and a favorable inventory adjustment of $0.2 million.

     Commission Income. Commission income was $0.3 million in the third quarter of both 1995 and 1996.

     Selling. Selling expense increased $0.2 million or 17.3% from $1.3 million in the third quarter of 1995 to $1.5 million in the third quarter of 1996, primarily due to increased sales and marketing efforts during the quarter. As a percentage of net sales, selling expense increased from 12.2% in the 1995 period to 12.9% in the 1996 period.

     General and Administrative. General and administrative expense was $0.3 million in the third quarter of both 1995 and 1996. As a percentage of net sales, general and administrative expense declined from 3.0% in the 1995 period to 2.8% in the 1996 period as a result of spreading the fixed portion of these expenses over a larger sales base.

     License Fee. License fee expense was not incurred in the third quarter of 1996 as a result of the termination of the license fee agreement in April 1996.

     Research and Development. Research and development expenses were $0.1 million in both the third quarter of 1995 and 1996.

     Income from Operations. As a result of the items discussed above, income from operations increased $1.2 million or 47.5% from $2.6 million in the third quarter of 1995 to $3.8 million in the third quarter of 1996, and operating margin increased from 24.0% to 31.8%.

     Income Taxes. Income taxes increased $0.3 million from $0.1 million in the third quarter of 1995 to $0.4 million in the third quarter of 1996. The increase is due to the termination of the S Corporation status, at the time of the Initial Public Offering, upon which the Company recorded deferred tax assets on its Balance Sheet with a corresponding credit to its Statement of Operations. The effect of recording these net deferred tax assets upon the results of operations for the three months ended September 30, 1996, was $1.063 million.
If the deferred income tax assets had not been recorded, income taxes would have been $1.417 million (35.5% of historical income before income taxes) for the three months ended September 30, 1996, compared to pro-forma income taxes of $1.020 million (41.0% of historical income before income taxes) for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Upon the closing of the Initial Public Offering in July 1996 and the exercise of the underwriter's over-allotment option in August 1996, the Company received net proceeds from the offering of $30.565 million. The Company invested $15.833 million of these proceeds in marketable securities and cash equivalents. The interest income earned on these securities for the third quarter of 1996 was $0.2 million.

     Net cash provided by operating activities was $6.8 million and $7.0 million for the nine months ended September 30, 1995 and 1996, respectively.
Net cash used in financing activities was $4.8 million for the nine months ended September 30, 1995, and $9.5 million was provided from financing activities for the nine months ended September 30, 1996. Net cash used in investing activities was $1.8 million and $12.6 million for the nine months ended September 30, 1995 and 1996, respectively. The acquisition of $11.5 million in short-term securities was included in investing activities for the nine months ended September 30, 1996.

     Accounts receivable increased from $4.1 million at December 31, 1995, to $6.6 million at September 30, 1996, as a result of higher sales during the period and unusually slow collections experienced from international customers.

     The Company made capital expenditures of $1.8 million and $1.4 million during the first nine months of 1995 and 1996, respectively, and anticipates additional capital expenditures of $1.0 million during the remainder of 1996, principally for product tooling, test equipment, and computer hardware and software.

     The Company has historically financed its operations and capital expenditures through internally generated funds and bank borrowings. The Company currently maintains a revolving credit facility with a $3.5 million working capital revolving line of credit and a $4.8 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facilities expire on May 1, 1997.

     The Company believes that income from operations, coupled with borrowings under its revolving credit facilities and marketable securities will be sufficient to fund the Company's capital expenditure and working capital requirements at least through 1997.

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

Exhibit
Number    Description
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


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  November 8, 1996       By:  /s/Gary W. Baker
                                    ----------------
                                    Gary W. Baker
                                    Chief Financial Officer