Form 10-K
period 1996-12-31
CHANNELL COMMERCIAL CORP
filed 1997-03-31
CIK 1013696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        CHANNELL COMMERCIAL CORPORATION
 ------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


         Delaware                                                95-2453261
 ---------------------------     -------------------           ----------------
(State or other jurisdiction    (Commission File No.)         (IRS Employer
   of incorporation)                                         Identification No.)


                                26040 Ynez Road
                           Temecula, CA 92591-9022
                    ---------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (909) 694-9160


Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                         Common Stock, $0.01 Par Value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No  [ ]

  The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on December 31, 1996 was approximately $114,308,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

  As of December 31, 1996, the Registrant had 9,237,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

                               TABLE OF CONTENTS

PART I
ITEM 1.         BUSINESS..............................................................................     1
                --------
ITEM 2.         PROPERTIES............................................................................     8
                ----------
ITEM 3.         LEGAL PROCEEDINGS.....................................................................     8
                -----------------
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     8
                ---------------------------------------------------
PART II
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................     9
                ---------------------------------------------------------------------
ITEM 6.         SELECTED FINANCIAL DATA...............................................................    10
                -----------------------
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.    12
                -------------------------------------------------------------------------------------
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................    17
                -------------------------------------------
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..    17
                ------------------------------------------------------------------------------------
PART III

ITEM 10.        EXECUTIVE OFFICERS AND DIRECTORS......................................................    18
                --------------------------------
ITEM 11.        EXECUTIVE COMPENSATION................................................................    20
                ----------------------
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................    24
                --------------------------------------------------------------
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................    25
                ----------------------------------------------
PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................    26
                ---------------------------------------------------------------

FINANCIAL STATEMENTS..................................................................................   F-1

GLOSSARY OF TERMS.....................................................................................   G-1

                                     PART I
                                     ------

ITEM 1.    BUSINESS
           --------

BACKGROUND

  Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591-9022, and its telephone number at that address is (909) 694-9160.

GENERAL

  The Company is a leading designer, manufacturer and marketer of precision-molded thermoplastic enclosures used by CATV operators and local telephone companies worldwide. The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the communications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators. The Company's products house, protect and provide access to advanced telecommunications electronics and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of CATV and telephone services. The products are deployed within the portion of the local signal delivery network, commonly known as the "outside plant", that connects the network provider's signal origination office with residences and businesses. With the acquisition of RMS Electronics, Inc., the Company also designs and distributes high performance RF passive electronic devices which are typically used in conjunction with the Company's enclosure products. The Company also markets a variety of complementary products manufactured by third parties, including grade level boxes and cable-in-conduit, in order to provide a full system solution to meet its customer's outside plant requirements.

INDUSTRY

  For a number of years, the communications industry has experienced rapid expansion, both domestically and internationally, in response to a number of factors, including developments in high-speed communications technologies, the convergence occurring within the CATV and telecommunications industries, consumer demand for enhanced communications services, and a changing regulatory and competitive environment leading to the deregulation or privatization of signal delivery operations in many markets. For numerous countries throughout the world, the implementation or improvement of advanced communications systems has become a national priority in order to enable such countries to participate in the information-based global economy.

  CATV and local telephone operators are responding to these changes in the industry by expanding, rebuilding and upgrading their signal delivery networks in order to deliver enhanced communications services to their customers. These networks are designed to deliver video, voice and data transmissions and provide internet access to individual residences and businesses. The networks employ a variety of signal delivery technologies and architectures, including HFC, DLC, FTTC and ADSL (see "Glossary of Terms"), which generally carry broadband and narrowband signals over a combination of electronic hardware, coaxial cable, copper wire and optical fibers. The outside plants of such networks include various access devices, fiber optic trunks, nodes and feeders and other signal transmission electronics. These devices are required to be housed in secure, protective enclosures, such as those manufactured by the Company.

  Enclosure products are critical components of the outside plants of CATV operators and local telephone companies, providing protection against weather and vandalism, access for technicians who maintain and manage the outside plant and, in some cases, dissipation of heat created by active electronic hardware. CATV operators and local telephone companies rely significantly on manufacturers of protective enclosures because any material damage to the signal delivery networks is likely to disrupt communication services.

  Demand for enclosures in the communications industry depends primarily on the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV operators and local telephone companies. In particular, technological developments in the communications industry are resulting in significant increases in system upgrades. For example, within the CATV segment of the industry, networks are being upgraded to support new advanced two-way services, including internet access via cable modems, telephony and PCS transport. Within the local telephone company segment of the industry, local telephone operators are employing new advanced technologies, such as HDSL and ADSL, which utilize traditional copper wires for broadband services and which are expected to increase the need for fully sealed outside plant facilities in order to improve network reliability and longevity. In addition, as local telephone companies build broadband HFC networks for the delivery of video services competitive with CATV, they are expected to require products traditionally used by CATV operators. These and other technological, regulatory and competitive factors are expected to result in continued growth of the market for enclosure products designed for the communications industry.

BUSINESS STRATEGY

  The Company's strategy is to capitalize on opportunities in the global communications industry by providing enclosures and complementary products to meet the needs of its customers' communications networks. The Company's wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers. Principal elements of the Company's strategy include the following:

  CONTINUE TO FOCUS ON CORE CATV BUSINESS. The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of broadband enclosures for the CATV industry in the United States and Canada through new product development for both domestic and international market applications. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators. The Company has positioned itself to participate in continued CATV network construction and upgrades that are designed to improve service quality and expand network capacity in order to prepare CATV operators for new competition in the broadband services market. These expansions and upgrades are expected to enable CATV operators to accommodate increased consumer demand for internet access via cable modem, telephony and enhanced video services. From 1993 to 1996, the Company's net sales to the CATV industry increased from $20.4 million to $41.1 million.

  INCREASE SALES TO LOCAL TELEPHONE COMPANIES. The company seeks to leverage its in-depth knowledge of, and expertise in, the broadband telecommunications and telephone markets to provide innovative enclosure solutions for the telephone industry. from 1993 to 1996, the company's net sales to local telephone companies increased from $3.3 million to $6.2 million. the company intends to continue to invest in the development of a broader range of products designed specifically for telephone market applications. the company has already achieved significant success in marketing its traditional catv/broadband products to local telephone companies which have been designing and deploying broadband networks to deliver competitive video and data services. the company will continue to target this market for growth.

  EXPAND INTERNATIONAL PRESENCE. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, South America, the Pacific Rim, the Middle East and Europe. From 1993 to 1996, the Company's international net sales increased from $3.4 million to $5.6 million. Trends expected to result in international growth opportunities include the deregulation and privatization of telecommunications in many international markets, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multi-national expansion by many U.S.-based network carriers. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and the availability of capital for the construction of signal delivery networks.

  DEVELOP NEW PRODUCTS AND ENTER NEW BUSINESS SEGMENTS. The Company continues to leverage its core capabilities by developing innovative products that meet the changing needs of its customers. Examples of innovative products developed by the Company include its low profile (i.e., close to the ground) enclosures that permit 360 degree access by technicians and pedestals that provide for mechanical sealing that is maintained without the need for gels, compounds or heat shrinkage. Such features, in addition to other product improvements developed by the Company over many years, received U.S. patent protection and improve the performance and ease of use of the Company's products in its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer differential advantages over other suppliers to the industry. In addition, the Company will seek to diversify its customer base by developing new products for customers outside the communications industry that require enclosure products, such as the utility industry.

PRODUCTS

  The Company manufactures precision-molded, highly engineered thermoplastic enclosures that are considered state-of-the-industry for many applications, having received field testing and other approvals and standardization certifications from major CATV and telephone company operators. The majority of the Company's products are specifically designed for buried and underground network architectures, including enclosures that provide technicians with access to these networks for maintenance, upgrades and installation of new services. These types of networks and enclosures are generally preferred by the Company's customers due to increased network reliability, lower maintenance requirements, improved security, utility right of way issues and aesthetic appeal. Enclosure products for these networks must be secure, durable and aesthetically pleasing and often provide advanced heat dissipation characteristics required for active electronics. The Company also manufactures products that are flush-to-grade and buried, requiring environmental sealing and load-bearing capabilities. The majority of the Company's products are constructed of thermoplastic and fitted with metal frameworks, fasteners and locking mechanisms. The Company also designs and manufactures a series of termination blocks, brackets and cable management devices that are mounted inside its enclosure products. The Company is recognized for its differentiated product designs and the functionality, field performance and service life of its products as compared with alternative products.

  To support its complete system approach in the "curb to home infrastructure" portion of broadband telecommunications networks, the Company acquired RMS Electronics, Inc. RMS is a designer and distributor of high performance RF passive electronic devices, such as outdoor and indoor taps, signal splitters/combiners and power inserters, all standard components deployed in CATV systems and broadband telecommunications networks. Such products are components of the complete systems approach and are typically used in the Company's enclosure products.

  In order to position itself as a full-line product supplier, the Company also offers a variety of complementary products, including grade level boxes and cable-in-conduit. These products are typically purchased by customers as part of a system package and are sold by the Company through marketing arrangements with original equipment manufacturers ("OEMs"). The Company seeks strategic alliances with these OEMs that generally include technical information exchanges that are used by the Company in the development of new products and enhancements to existing designs. The Company has established additional relationships with system integrators and innovative end users.

  The Company currently markets 35 enclosure product families, with numerous options that result in several thousand product configurations.

  The primary functions of the Company's products designed for the CATV industry are cable routing and management, equipment access, heat dissipation and security. The Company believes that it offers the broadest line of enclosure products for use in the CATV industry. In addition to being widely deployed by CATV operators, these products are also now being approved for use by a number of telephone companies that are adding fiber optic and broadband functionality to their networks. The Company anticipates demands for the CATV product line to result from continued construction of broadband networks and upgrades of existing CATV networks to accommodate enhanced video services, internet access via cable modems and wireless PCS transport.

  The Company also specializes in the manufacture of products designed to meet the needs of its local telephone company customers, including sealed plant products. These products include a sealed chamber to provide environmental protection for copper wires, coaxial cable and optical fibers that have been exposed for purposes of splicing and termination. The Company's sealed plant products feature a mechanical sealing system which, unlike many competitors' products, does not require gels, compounds or heat shrink to create and maintain the required seal. This system provides significant value to users in terms of faster installations, repeat access and elimination of excessive components and the need for special tools.

  Historically, the Company's sealed plant products have been deployed in areas characterized by severe flooding, moisture and corrosion problems. Recently, some telephone companies have adopted a complete sealed plant strategy designed to enhance the reliability of their networks, reduce maintenance costs and extend the service life of their copper-based systems. In addition, management expects that demand for sealed plant products may result from new transmission technologies that enhance the capabilities and capacity of existing copper networks, such as HDSL and ADSL, which support high-speed data, video and internet access over existing copper wires. As a result of these technologies, it is anticipated that network operators may seek to upgrade their copper wire facilities in order to improve reliability and performance. The Company's sealed plant products are well suited for such applications.

  The Company continues to review new products to complement its existing product line and marketing strengths. New product development initiatives being studied by the Company include additional products for the CATV and local telephone markets as well as new products for customers in industries outside of the communications industry, such as the utility industry.

MARKETING AND SALES

  The Company markets its products primarily through a direct sales force of 24 technically trained salespeople and over 28 independent sales distributors and manufacturers representatives as of December 31, 1996. The Company's sales force is based in North America and select international markets and is divided into three groups covering domestic CATV customers, domestic telecommunications customers and international customers. The Company employs an application-based, system approach to marketing its products, offering the customer, where appropriate, a complete, cost-effective system solution to meet its enclosure and other outside plant requirements. All sales personnel have technical expertise in the products they market and are assisted by the Company's engineering and technical marketing specialists in designing these system solutions.

  The Company's direct sales force is supported by a sales/customer service department that administers and schedules incoming orders, requests for product enhancements and service inquiries. This department has locations in Temecula, California, Canada and the United Kingdom, and maintains direct communications with customers and the Company's field sales and operations personnel. As of December 31, 1996, the Company employed eight people in its sales/customer service department.

  The sales force receives additional support from the Company's technical and product marketing department. The field technical service personnel within this department work closely with the sales staff and customers to develop system solutions and provide a full range of technical support, training and certification for users of the Company's products. The product marketing personnel within this department perform a variety of functions, including product line management and general marketing services. These individuals also provide the Company with strategic plans for product development, new market access, acquisitions and strategic alliances and work closely with the Company's sales, engineering and manufacturing departments to implement such strategic plans. As of December 31, 1996, the Company employed ten people in its technical and product marketing department.

  The marketing department also promotes and positions the Company both domestically and internationally by performing functions relating to public relations, product literature, market research and advertising. The Company participates regularly in industry trade shows and exhibits for the CATV and local telephone markets.

MANUFACTURING OPERATIONS

  The Company's products are manufactured at its facility in Temecula, California. The Company's vertically integrated and modern manufacturing processes enable the Company to control each step in the manufacturing process, including product design and engineering; design and development of its own dies, tools and molds; and wiring, assembly and packaging. The Company's manufacturing expertise enables it to tailor its products to satisfy customer demands, rapidly and efficiently produce large volumes of products, control expenses and ensure product quality. Management considers the Company's manufacturing expertise a significant competitive advantage, providing it with the ability to satisfy the requirements of major customers with relatively short lead-times and reduce backlog by promptly booking and shipping orders.

  The Company's Temecula facility contains approximately 260,000 square feet of manufacturing, warehouse and office space designed and constructed specifically to the Company's requirements, including an adjacent 100,000 square foot building completed in July 1996. The newly constructed building is intended to enhance manufacturing efficiency, increase warehouse space and enable the Company to increase manufacturing capacity as required. In the second quarter of 1997, the Company is expected to be awarded ISO 9000 certification, a worldwide industry standards certification, with respect to its manufacturing facility. Management has followed a long-term capacity plan, adding the equipment, facilities and trained personnel required to support anticipated growth of the Company's business. As a result, management believes the Company's manufacturing facility is adequate to meet anticipated product demand for the foreseeable future.

  The Company owns its manufacturing equipment, which is generally state-of-the-industry, and all manufacturing processes are performed by trained Company personnel. The Company's broad range of manufacturing processes includes injection molding, structural foam molding, rotational molding, metal fabrication, rubber injection, transfer and compression molding, and termination block fabrication. The Company has implemented several quality and process assurance programs, including continuous monitoring of key processes and regular product inspection and testing.

PRODUCT DEVELOPMENT AND ENGINEERING

  The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the communications industry on a wide scale. Since the original introduction of its products, the Company has continued to design all of its own products and develop core capabilities in product engineering and development. As a result, in response to demands of the communications industry for increasingly sophisticated enclosure products, the Company has been able to develop a series of products with effective heat dissipation qualities; a superior environmental sealing and protection system that, unlike many competitors' products, does not require gels, compounds or heat shrink to maintain the required seal; easy access for technicians through circular covers that can be removed to fully expose the enclosed electronics; compatibility with a variety of signal delivery network architectures; and versatility to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware. Many of the Company's thermoplastic enclosure products are now considered state-of-the-industry, having received field testing and other approvals and standardization certifications from major CATV and telephone company operators.

  The Company's new product development philosophy is applications based and customer driven, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver complete system solutions to customers. The Company is equipped to conduct many of its own product testing procedures for performance qualification purposes, enabling it to accelerate the product development process.

  As of December 31, 1996, the Company employed 13 people in its product development and engineering department. In each of 1994, 1995 and 1996, the Company spent approximately $0.5 million on research and development.

CUSTOMERS

  The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally developed nations. During 1996, the Company shipped products to more than 4,000 customer locations, and its five largest customers accounted for 54.6% of total net sales. In 1996, the Company's five largest customers (by sales volume) were, in the United States, Adelphia, Cox, Continental Cablevision, TCI and Time Warner. In international markets, the Company's five largest customers (by sales volume) were Cablenet (Canada), Rogers Communications (Canada), Shaw Cable (Canada), Videotron (Canada), and New Zealand Amp (New Zealand). Two customers, TCI and Time Warner, accounted for 14.9% and 17.3%, respectively, of the Company's net sales in 1996.

  The Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. Further, the Company believes that many of its customers periodically review their supply relationships and alter buying patterns based upon their current assessment of the products and pricing available in the marketplace. This periodic review can and does result in significant changes from fiscal period to fiscal period in the level of purchases of the Company's products by specific customers.


INTELLECTUAL PROPERTY

  Following the consummation of its initial public offering (the "Initial Public Offering") in 1996, the Company became the owner of all of the patents and other technology employed by it in the manufacture and design of its products. The Company's patents, which expire through the year 2010, cover various aspects of the Company's products. In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products. Management does not believe any single patent or other intellectual property right is material to the Company's success as a whole. The Company intends to maintain an intellectual property protection program designed to preserve its intellectual property assets.

COMPETITION

  The industries in which the Company operates are highly competitive. The Company believes, however, that several factors, including its ability to service national and multi-national customers, direct sales force, focus on enclosure products, specialized engineering resources and vertically integrated manufacturing operations, provide the Company with a competitive advantage. Management believes the principal competitive factors in the communications equipment market are product availability, customer service, product performance, new product capabilities and price. Competitive price pressures are common in the industry. In the past, the Company has responded to these pressures effectively with cost control through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection and an aggressive procurement philosophy. In addition, in the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. In connection with the deregulation of the telecommunications segment and the related convergence occurring within the CATV and telecommunications industries, it is uncertain whether and the extent to which such field testing will continue to be required. While field testing can delay the introduction of new products, it can also act as a competitive advantage in that it makes new product introduction and sales by competitors more difficult.


RAW MATERIALS; AVAILABILITY OF COMPLEMENTARY PRODUCTS

  The principal raw materials used by the Company are thermoplastic resins, neoprene rubbers, hot and cold rolled steel, stainless steel and copper. The Company also uses certain other raw materials, such as fasteners, packaging materials and communications cable. Management believes the Company has adequate sources of supply for the raw materials used in its manufacturing processes and attempts to develop and maintain multiple sources of supply for raw materials in order to help ensure the availability and competitive pricing of these materials.

  Most plastic resins are purchased under annual and multi-year contracts to help stabilize cost and improve supplier delivery performance. Neoprene rubbers are manufactured by multiple custom compounders using the Company's proprietary formulas. Metal products are supplied in standard stock shapes, coils and custom rollforms. All hot and cold rolled steels are either hot dipped galvanized or zinc or cadmium electro-plated. The coating operations are conducted by local outside processors.

  In addition, in order to position itself as a full-line product supplier, the Company also relies on certain manufacturers to supply products that complement the Company's own product line, such as grade level boxes and cable-in-conduit. The Company believes there are multiple sources of supply for these products.

EMPLOYEES

  As of December 31, 1996, the Company employed 276 people (including 53 temporary employees), of whom 43 were in sales, 213 were in manufacturing operations (including the 53 temporary employees) and 20 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes within the past five years.


REGULATION

  The communications industry is subject to regulations in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act, which the President signed into law on February 8, 1996. The Telecommunications Act lifts certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduces the regulation of the communications industry.

  The Company is also subject to a wide variety of federal, state and local environmental laws and regulations. The Company utilizes, principally in connection with its thermoplastic manufacturing processes, a limited number of chemicals which are classified as hazardous or similar substances. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner that it currently operates or is permitted to operate. Management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media which could constitute violations of environmental law (and have an impact on its operations) or which could cause the incurrence of material cleanup costs or other damages. For these reasons, the Company might become involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose joint, several, strict and retrospective liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability for personal injury actions) at properties it owns or utilizes in its operations, even if the contamination was not caused by the Company's operations.

ITEM 2.   PROPERTIES
          ----------

  The Company occupies approximately 260,000 square feet of space in Temecula, California, of which approximately 54%, 38% and 8% is used for manufacturing, warehouse and office space, respectively. These facilities are leased from William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer. The lease term for these facilities extends through 2005, and the Company has two five-year renewal options to extend the term to 2015. Rental expense in 1997 under the Company's existing facilities in Temecula, California is expected to be $1.1 million. The Company also leases an aggregate of approximately 40,000 square feet of warehouse and regional sales office space in North Carolina, Canada and the United Kingdom. The Company considers its current facilities to be adequate for its operations.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

  The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no presently pending litigation matters will have a material adverse effect on it's business or on it's results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
          ---------------------------------------------------------------------

  The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol CHNL. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market (National Market System) for the third and fourth quarters of 1996. There was no existing public market for the Company's Common Stock prior to the third quarter of 1996.

                                       HIGH                  LOW
                                    ---------            ----------
YEAR ENDED DECEMBER 31, 1996:
  Third Quarter                      $15.25                $11.00
  Fourth Quarter                      13.00                  9.00

  The Company has not declared any dividends since termination of the S corporation election in connection with its Initial Public Offering in July 1996. During the years ended December 31, 1994, 1995 and 1996, while an S corporation, the Company declared dividends on its common stock in the amounts of $3.8 million, $5.4 million and $14.2 million, respectively.

  The Company currently anticipates it will retain all available funds to finance its future growth and business expansion. The Company does not presently intend to pay cash dividends in the foreseeable future. Under the terms of the Company's credit agreement, the Company has agreed, under certain circumstances, not to pay any dividends during the term of this agreement.

  As of December 31, 1996, the Company had 9,237,000 shares of its Common Stock outstanding, held by 971 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

  The following table sets forth financial data of the Company. The summary financial data in the table is derived from the financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).


                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                            1992        1993        1994        1995         1996
                                          ---------   ---------   ---------   ---------   ----------
OPERATING DATA:
Net sales..............................    $19,006     $23,713     $34,504     $40,972      $47,282
Cost of goods sold.....................     12,541      14,834      19,750      23,059       25,447
                                           -------     -------     -------     -------      -------

Gross profit...........................      6,465       8,879      14,754      17,913       21,835
Commission income (1)..................        591         686         904       1,098          985
                                           -------     -------     -------     -------      -------
                                             7,056       9,565      15,658      19,011       22,820
Operating expenses
   Selling.............................      3,061       3,767       4,952       5,600        6,559
   General and administrative..........      1,095       1,100       1,445       1,707        2,021
   License fees(2).....................        690       1,039       1,560       2,035          531
   Research and development............         80         486         518         498          531
                                           -------     -------     -------     -------      -------
                                             4,926       6,392       8,475       9,840        9,642
                                           -------     -------     -------     -------      -------

Income from operations.................      2,130       3,173       7,183       9,171       13,178
Interest income (expense), net.........       (240)       (166)       (156)       (339)         291
                                           -------     -------     -------     -------      -------
Income before income taxes                   1,890       3,007       7,027       8,832       13,469
Income taxes                                   124          69         429         349        2,359
                                           -------     -------     -------     -------      -------

Net income                                 $ 1,766     $ 2,938     $ 6,598     $ 8,483      $11,110
                                           =======     =======     =======     =======      =======

Pro forma net income(3)................    $ 1,099     $ 1,816     $ 4,129     $ 5,377      $ 8,921
Pro forma net income per share(4)......                                          $0.70        $1.06
Pro forma weighted average shares
    outstanding(4).....................                                          7,695        8,403

OTHER DATA:
Gross margin(5)........................       34.0%       37.4%       42.8%       43.7%        46.2%
Operating margin(6)....................       11.2        13.4        20.8        22.4         27.9
EBITDA(7)..............................    $ 2,785     $ 3,949     $ 8,255     $10,583      $14,729
Capital expenditures...................      1,172       1,480       5,880       2,161        1,554
S Corporation dividends declared.......        556       1,048       3,764       5,427       14,157
Cash provided by (used in):
  Operating activities.................      2,343       4,181       6,201       9,758       11,424
  Investing activities.................     (1,164)     (1,475)     (5,880)     (2,161)      (2,960)
  Financing activities.................       (877)     (3,101)        398      (7,019)       9,351

ADJUSTED FINANCIAL DATA(8):
Net sales (as historically reported)...    $19,006     $23,713     $34,504     $40,972      $47,282
Adjusted EBITDA(9).....................      3,200       4,713       9,540      12,343       15,122
Adjusted income from operations........      2,545       3,937       8,468      10,931       13,571
Adjusted operating margin(10)..........       13.4%       16.6%       24.5%       26.7%        28.7%
Adjusted net income....................    $ 1,349     $ 2,274     $ 4,899     $ 6,431      $ 8,179
Adjusted net income per share(11)......                                           0.84         0.97

                                                             YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------
                                              1992        1993        1994        1995         1996
                                            --------    --------    --------    --------    ---------
BALANCE SHEET DATA:
Current assets.........................    $ 4,695     $ 5,068     $ 8,093     $ 8,502      $31,274
Total assets...........................      9,152      10,189      17,951      19,103       42,658
Long-term obligations
 (including current maturities)........      2,415       1,018       3,684       3,213            -
Stockholders' equity...................      4,785       6,881       9,417      12,473       37,422

                        NOTES TO SELECTED FINANCIAL DATA

                 (amounts in thousands, except per share data)

(1) Commission income represents the amount of commissions paid to the Company by the manufacturer of certain cable-in-conduit products in connection with the Company's sale of such products, which the Company offers to its customers in order to complement its own product line.

(2) License fees represent the amounts paid by the Company to William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer, for the use of the Channell Patents. Prior to the consummation of the Initial Public Offering, these patents were sold to the Company, the license fee arrangement with Mr. Channell, Sr. were terminated and, thereafter, the Company no longer paid any license fees with respect to the Channell Patents.

(3) Prior to the Initial Public Offering, the Company was an S corporation for federal and state income tax purposes. The pro forma presentation reflects the income tax provision of the Company as recorded in its income statement plus the additional tax on S Corporation income at C Corporation rates. Such presentation does not reflect the adjustments set forth in note (8) below. The effect of the Company's use of a portion of the net proceeds of the Initial Public Offering to repay outstanding bank indebtedness has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

(4) Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include 1,558 (779 for 1996) of the shares offered by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions in connection with the termination of the Company's S corporation status.

(5)  Gross margin is gross profit as a percentage of net sales.

(6)  Operating margin is income from operations as a percentage of net sales.

(7) EBITDA represents income from operations before interest and income taxes, plus depreciation and amortization expense. EBITDA is not intended to represent cash flow, operating income or any other measure of performance in accordance with generally accepted accounting principles, but is included here because management believes that certain investors find it to be a useful tool for measuring a company's ability to service its debt.

(8) The adjusted financial data reflects, (i) the elimination of the expense for the license fees payable to Mr. Channell, Sr., which license fees were terminated as part of the termination of the Company's S corporation status, (ii) an increase in Mr. Channell, Sr.'s annual base salary from $225 to $500 in connection with the Initial Public Offering. Upon consummation of the Initial Public Offering, and (iii) provision for income taxes as if the Company had always been a C corporation at an assumed rate of 41%.

(9) Adjusted EBITDA represents adjusted income from operations before interest and income taxes, plus depreciation and amortization expense. See note (7) above.

(10) Adjusted operating margin is adjusted income from operations as a percentage of net sales.

(11) Adjusted net income per share is adjusted net income divided by 7,695 pro forma weighted average shares outstanding for 1995 and 8,403 pro forma weighted average shares outstanding for 1996. The S corporation dividends declared in 1996 include $11,665 of distributions made in connection with the termination of the Company's S Corporation status.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

  The Company is a leading designer, manufacturer and marketer of precision-molded thermoplastic enclosures used by CATV operators and local telephone companies worldwide. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators. The Company was incorporated on April 23, 1996 as the successor to the Predecessor, which has been merged into the Company in connection with the Initial Public Offering. All financial data contained herein with respect to the Company include the financial data of the Predecessor.

  Since 1990, the Company was an S corporation for federal and state income tax purposes. During 1996, due to the Company's Initial Public Offering, the Company changed in form from an S corporation to a C corporation. As an S corporation, the Company's income, whether or not distributed, was taxed at the stockholder level for federal income tax purposes. For California franchise tax purposes, S corporations were taxed at 2.5% of taxable income in 1993 and 1.5% of taxable income in 1994, 1995 and the first six months of 1996. During 1996, the top federal tax rate for C corporations was 35% and the corporate tax rate in California was 9.3%. As a result, the change in form affected the earnings and the cash flows of the Company by increasing the level of federal and state income tax. The pro forma provision for income taxes in the accompanying statements of income reflects the income tax provision of the Company as recorded in its income statement plus the additional tax on S Corporation income at C Corporation rates.

  Prior to the Initial Public Offering, the Company had obtained the exclusive rights to certain patents owned by Mr. Channell, Sr. and paid him license fees based on the sale of the patented products. In connection with the Initial Public Offering, the Company purchased the Channell Patents and, accordingly, the license fee arrangement between the Company and Mr. Channell, Sr. with respect to such patents was terminated and, thereafter, no license fees were paid to Mr. Channell, Sr. or any other party with respect to the Channell Patents. In addition, any patents obtained in the future with respect to new technology developed by Mr. Channell, Sr. will be owned by the Company. Prior to the termination, a 10% license fee on the sale of certain products utilizing the Channell Patents was payable to Mr. Channell, Sr. (See Item 13.) During 1993, 1994, 1995 and the first quarter of 1996, the license fees payable to Mr. Channell, Sr. were $1.0 million, $1.6 million, $2.0 million and $0.5 million, respectively. In connection with the consummation of the Initial Public Offering, no license fees were incurred with respect to product sales subsequent to the first quarter of 1996.

  In connection with the Initial Public Offering, the annual base salary of Mr. Channell, Sr. was increased from $225,000 to $500,000, and the annual base salary of William H. Channell, Jr., the Company's President, was increased from $350,000 to $500,000, which amounts do not include any bonuses that may be payable to such executive officers. Upon consummation of the Initial Public Offering, Mr. Channell, Jr. received options to acquire 100,000 shares of Common Stock with an exercise price equal to the Initial Public Offering price per share, which options will become exercisable in three equal annual installments beginning on the first anniversary of the date of issuance. In addition, the Company incurred additional rent expense in 1996 when compared to prior periods due to an addition to its facilities and additional increases in compensation expense in 1996 when compared with prior periods due to increased personnel, customary wage increases and the implementation of certain management incentive programs.

  The Company's core business consists of enclosure product sales to the CATV market, which comprised approximately 86% of the Company's total net sales during 1994 and 1995, and 87% during 1996, with two customers, TCI and Time Warner, accounting for 14.9% and 17.3%, respectively, of the Company's total net sales during 1996. The Company believes that many of its customers periodically review their supply relationships, and the Company can experience significant changes in buying patterns from specific customers between fiscal periods. In particular, TCI, the Company's largest customer by sales volume in 1995 is currently placing orders for enclosure products, including orders for the Company's products, solely on an as-needed basis and is not currently placing orders to replenish inventory stocking levels. TCI, the Company's largest customer (by sales volume) in 1995, is currently conducting such a review. The Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, results in the Company's operating results being at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

  The Company uses numerous raw materials in its manufacturing processes. Although management believes that the Company has adequate sources of supply for such raw materials, increases in the market prices of the Company's raw materials could significantly increase the Company's cost of goods sold and materially adversely affect the Company's profitability. The Company's profitability may also be materially adversely affected by decreases in its sales volume because many of the costs associated with the Company's rent, product development, engineering, tooling and other manufacturing processes are fixed in nature and must be spread over its sales base in order to maintain historic levels of profitability.

  In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. With respect to sales of cable-in-conduit products, the Company generally receives a commission upon the sale of such products. Pursuant to the agreements under which the Company markets such products, during the terms thereof and for a period of two years thereafter, each of the Company and the manufacturer of such products is prohibited from competing with the other in any product line that is, or within the year prior to termination has been, represented, manufactured or sold by the other within the specified markets covered by the agreements.

  During the periods discussed under "Results of Operations" below, the Company's sales increases resulted primarily from additional sales to the Company's existing customers as they expanded, rebuilt and upgraded their signal delivery networks in order to deliver enhanced communications services, as well as additional sales to new customers, particularly telephone companies that have recently entered the CATV market and international customers.

RESULTS OF OPERATIONS

The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.

                                         YEAR ENDED DECEMBER 31,
                                        --------------------------
                                         1994      1995      1996
                                        ------   --------   ------
Net sales............................   100.0%     100.0%   100.0%
Cost of goods sold...................    57.2       56.3     53.8
                                        -----     ------    -----

Gross profit.........................    42.8       43.7     46.2
Commission income....................     2.6        2.7      2.1
                                        -----     ------    -----
                                         45.4       46.4     48.3

Selling..............................    14.4       13.7     13.9
General and administrative...........     4.2        4.2      4.3
License fees.........................     4.5        5.0      1.1
Research and development.............     1.5        1.2      1.1
                                        -----     ------    -----

Income from operations...............    20.8       22.3     27.9
Interest income (expense), net.......    (0.4)      (0.8)     0.6
                                        -----     ------    -----

Income before income taxes...........    20.4       21.5     28.5
Pro forma income taxes(1)............     8.4        8.4      9.6
                                        -----     ------    -----

Pro forma net income(1)..............    12.0%      13.1%    18.9%
                                        =====     ======    =====

Adjusted income from operations(2)...    24.5%      26.7%    28.7%

---------
(1) Pro forma income taxes and pro forma net income have been determined giving effect to the termination of the Company's S Corporation Status in July 1996. Actual income tax expense has been reflected for the last six months of 1996. See note (3) to "Selected Financial Data".

(2) Adjusted income from operations has been determined giving effect to the transactions described in notes (3) and (8) to "Selected Financial Data".

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 WITH THE YEAR ENDED DECEMBER 31, 1995

  Net Sales. Net sales increased $6.3 million or 15.4% from $41.0 million in 1995 to $47.3 million in 1996. CATV net sales increased $5.7 million or 16.1% from $35.4 million in 1995 to $41.1 million in 1996 as a result of new account development during the period and a continued moderate growth from rebuild and new network construction projects. Telecommunications net sales increased $0.6 million or 10.7% from $5.6 million in 1995 to $6.2 million in 1996. This sales increase was due to the introduction of new sealed products during the period and an increased activity in conventional copper-based telephone products.

  Domestic net sales increased $6.8 million or 19.5% from $34.9 million in 1995 to $41.7 million in 1996. This increase is a result of the items discussed above, in the CATV and telecommunications sections. International net sales decreased $0.5 million or 8.2% from $6.1 million in 1995 to $5.6 million in 1996, mainly due to a slowdown in broadband network construction by certain Pacific Rim and European customers.

  Gross Profit. Gross profit increased $3.9 million or 21.8% from $17.9 million in 1995 to $21.8 million in 1996. Gross margin increased from 43.7% in 1995 to 46.2% in 1996. The improvement in gross profit and gross margin was primarily due to an increase in the sales mix of products with a higher margin as well as an overall increase in sales volume, which resulted in higher operating leverage (i.e., a higher percentage of sales relative to fixed costs).

  Commission Income. Commission income decreased $0.1 million or 9.1% from $1.1 million in 1995 to $1.0 million in 1996, due to lower sales volume of cable-in-conduit products.

  Selling. Selling expense increased $1.0 million or 17.9% from $5.6 million in 1995 to $6.6 million in 1996, primarily as a result of increased payroll and related expense in the amount of $0.8 million in connection with expanded staffing to support increased sales and marketing activities, and increased outbound freight expense in the amount of $0.3 million resulting from higher net sales during the 1996 period. As a percentage of net sales, selling expense increased from 13.7% in 1995 to 13.9% in 1996.

  General and Administrative. General and administrative expenses increased $0.3 million or 17.7% from $1.7 million in 1995 to $2.0 million in 1996, primarily as a result of increased payroll in the amount of $0.4 million due to increased staffing in the administrative and information systems departments. Legal, auditing and professional services increased $0.2 million as a result of becoming a publicly traded company. As a percentage of net sales, general and administrative expense was 4.3% during 1995 and 1996.

  License Fees. License fees declined $1.5 million or 75.0% from $2.0 million in 1995 to $0.5 million in 1996 as a result of the termination of the Channell patents during 1996.

  Research and Development. Research and development expenses were $0.5 million in both 1995 and 1996, but declined as a percentage of net sales from 1.2% in 1995 to 1.1% in 1996. Research and development expense is expected to be higher in the future in light of the Company's plans for new product development.

  Income from Operations. As a result of the items discussed above, income from operations increased $4.0 million or 43.5% from $9.2 million in 1995 to $13.2 million in 1996 and operating margin increased from 22.3% to 27.9%.

  Income Taxes. Income taxes increased $2.1 million from $0.3 million in 1995 to $2.4 million in 1996 due to the termination of the S corporation status at the time of the Initial Public Offering. After the Initial Public Offering, the Company pays federal and state income taxes as a regular corporation, offset by the recording of deferred tax assets.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 WITH THE YEAR ENDED DECEMBER 31, 1995

  Net Sales. Net sales increased $6.5 million or 18.7% from $34.5 million in 1994 to $41.0 million in 1995. CATV net sales increased $5.7 million or 19.2% from $29.7 million in 1994 to $35.4 million in 1995, principally due to continued demand for CATV outside plant products for network rebuild construction, upgrades and expansion, as well as new product introductions to meet higher performance requirements of certain CATV customers. Telecommunications net sales increased $0.8 million or 16.7% from $4.8 million in 1994 to $5.6 million in 1995, due to the completion of field testing of products for sale to certain telecommunications customers permitting sales of products in quantity to those customers. Telecommunications net sales also benefited from the trend toward convergence of the CATV and telecommunications markets, as local telephone company customers increased services relating to video and data transmission and internet access.

  Domestic net sales increased $5.0 million or 16.5% from $29.9 million in 1994 to $34.9 million in 1995, principally due to the factors affecting CATV sales summarized above. International net sales increased $1.5 million or 33.2% from $4.6 million in 1994 to $6.1 million in 1995, mainly due to new CATV network construction by certain Pacific Rim and European customers.

  Gross Profit. Gross profit increased $3.1 million or 21.4% from $14.8 million in 1994 to $17.9 million in 1995. Gross margin increased from 42.8% in 1994 to 43.7% in 1995. The Company's improvement in gross profit and gross margin was primarily due to a higher margin mix of products sold as well as an overall increase in sales volume, which resulted in higher operating leverage.

  Commission Income. Commission income increased $0.2 million or 21.5% from $0.9 million in 1994 to $1.1 million in 1995, due to higher sales of cable-in-conduit products.

  Selling. Selling expense increased $0.6 million or 13.1% from $5.0 million in 1994 to $5.6 million in 1995, primarily as a result of higher payroll and related expense in the amount of $0.4 million and higher marketing related expense in the amount of $0.1 million. These increases were due primarily to increased sales and marketing efforts during the 1995 period. As a percentage of net sales, selling expense declined from 14.4% in 1994 to 13.7% in 1995 as a result of spreading certain fixed selling expenses over a larger sales base.

  General and Administrative. General and administrative expenses increased $0.3 million or 18.1% from $1.4 million in 1994 to $1.7 million in 1995, primarily as a result of higher compensation expense in connection with staff increases. As a percentage of net sales, general and administrative expense was 4.2% during 1994 and 1995.

  License Fees. License fees increased $0.4 million or 30.4% from $1.6 million in 1994 to $2.0 million in 1995 as a result of an increase in sales of products subject to patent license fee arrangements relating to the Channell Patents.

  Research and Development. Research and development expenses were $0.5 million in both 1994 and 1995, but declined as a percentage of net sales from 1.5% in 1994 to 1.2% in 1995.

  Income From Operations. As a result of the items discussed above, income from operations increased $2.0 million or 27.7% from $7.2 million in 1994 to $9.2
million in 1995, and operating margin increased from 20.8% to 22.3%.   Adjusted
income from operations increased $2.5 million or 29.1% from $8.5 million in 1994 to $10.9 million in 1995. As a percentage of net sales, adjusted income from operations increased from 24.5% in 1994 to 26.7% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Upon the termination of the S corporation status and prior to the Initial Public Offering in July 1996, the Company declared a dividend to its then existing stockholders representing all of the Company's S corporation "accumulated adjustment account" remaining at the time. The S corporation distribution totalled $11.7 million and was paid out of the net proceeds of the Initial Public Offering.

  Prior to the Initial Public Offering, the Company's Chairman of the Board and Chief Executive Officer owned six patents utilized by the Company in its business (the "Channell Patents"), and was entitled to receive license fees based upon the sale of certain products embodying the Channell Patents. Prior to the Initial Public Offering, the Channell Patents were sold to the Company for the aggregate consideration of $3.1 million, which was initially funded through borrowings under the Company's bank line and then repaid from the net proceeds of the Initial Public Offering.

  Upon the closing of the Initial Public Offering, the Company used $2.7 million from the net proceeds to repay the Company's bank indebtedness.

  Upon the closing of the Initial Public Offering in July 1996 and the exercise of the underwriter's over-allotment in August 1996, the Company received net proceeds from the issuance of stock of $30.6 million. As of December 31, 1996, the Company has invested $20.2 million, which includes the remaining proceeds from the Initial Public Offering, in marketable securities and cash equivalents. Interest income earned on these securities for the year ended December 31, 1996 was $0.5 million.

  Net cash provided by operating activities was $9.8 million and $11.4 million in 1995 and 1996, respectively. Net cash used in financing activities was $7.0 million in 1995 and net cash provided by financing activities was $9.4 million in 1996. Net cash used in investing activities was $2.2 million and $12.9 million in 1995 and 1996, respectively. The acquisition of $11.4 million in short-term securities was included in investing activities for the year ended December 31, 1996.

  Accounts receivable increased from $4.1 million for the year ended December 31, 1995 to $6.7 million for the year ended December 31, 1996, as a result of higher sales during the fourth quarter of 1996 as compared to the same period in 1995.

  The Company made capital expenditures of $2.2 million and $1.6 million in 1995 and 1996, respectively, and anticipates increased capital spending for product tooling, test equipment and computer hardware and software as it implements its new product development plans. The Company's material commitments consist of a capital lease for certain computer equipment in connection with the Company's new management information system. Such lease will require aggregate payments of approximately $0.6 million through December 1999. The Company also leases its manufacturing and warehouse facility in Temecula, California consisting of two buildings totalling approximately 260,000 square feet which require annual lease payments of approximately $1.1 million.

  The Company currently maintains a revolving credit facility (as amended to date, the "Revolving Credit Facility") with the Bank of America National Trust and Savings Association ("Bank of America"), consisting of (i) a $3.5 million working capital revolving line of credit, which had no outstanding balance at December 31, 1996, and (ii) a $4.8 million equipment revolving line of credit and a standby letter of credit facility, which had no outstanding balance at December 31, 1996. Loans under the working capital line bear interest at the Bank of America's reference rate and mature on May 1, 1997, while loans under the equipment line bear interest at the Bank of America's reference rate, plus 0.25% and are repayable in sixty equal monthly installments of principal and interest commencing in the first month after issuance of each advance. Availability of advances under the Revolving Credit Facility expires on May 1, 1997. The Revolving Credit Facility contains various covenants that are customary in agreements of this nature, including certain financial ratios and covenants, and are collateralized by the equipment financed by the Bank of America. Under certain circumstances, covenants contained in such facilities may limit the Company's ability to pay dividends.

  The Company believes that income from operations, the remaining proceeds from the Initial Public Offering and the Revolving Credit Facilities will be sufficient to fund its capital expenditures and working capital requirements through 1997.

FORWARD-LOOKING STATEMENTS

  This Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are being provided pursuant to that legislation. Investors are cautioned that all forward-looking statements concerning the Company and its markets involve risks and uncertainties including, without limitation, risks related to the Company's ability to continue to develop new products to meet the needs of its CATV and telecommunications customers, the reliance of the Company on certain large customers in both CATV and telecommunications, the impact of ongoing regulatory developments affecting the CATV and telecommunications industries, as well as other factors. Investors are directed to the Risk Factors section and other information contained in the Company's filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 filed in 1996, as well as more recent filings, for a more complete description of the risks and uncertainties relating to the Company's business.

SELECTED QUARTERLY FINANCIAL DATA

  Set forth below is certain unaudited quarterly financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements included elsewhere herein.

                                          YEAR ENDED                                       YEAR ENDED
                                      DECEMBER 31, 1995                                 DECEMBER 31, 1996
                          ------------------------------------------       ------------------------------------------
                                    (amounts in thousands)                           (amounts in thousands)
                            1st        2nd          3rd        4th           1st        2nd          3rd        4th
                          QUARTER    QUARTER      QUARTER    QUARTER       QUARTER    QUARTER      QUARTER    QUARTER
                          -------   ----------   ---------   -------       -------   ----------   ---------   -------
Net sales..............    $9,225     $11,784     $10,758    $9,205        $10,279     $12,961     $11,954    $12,088
Gross profit...........     3,738       5,387       4,534     4,254          4,541       5,986       5,531      5,777
Income from
operations.............     1,633       3,005       2,577     1,956          2,189       3,814       3,802      3,373
Income before income
taxes..................     1,543       2,887       2,486     1,916          2,124       3,751       3,994      3,600

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Financial statements of Channell Commercial Corporation are as follows:

    Report of Independent Certified Public Accountants.............................................   F-1
    Balance Sheets as of December 31, 1995 and December 31, 1996...................................   F-2
    Statements of Income for the years ended December 31, 1994, December 31, 1995,
       and December 31, 1996.......................................................................   F-3
    Statements of Stockholders' Equity for the years ended December 31, 1994,
       December 31, 1995 and December 31, 1996.....................................................   F-4
    Statements of Cash Flows for the years ended December 31, 1994, December 31, 1995,
       and December 31, 1996.......................................................................   F-5
    Notes to Financial Statements..................................................................   F-6

Financial statement schedules are as follows:

     All schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

  There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS
           --------------------------------

The following table sets forth information with respect to the Company's current executive officers and directors and their ages as of December 31, 1996.


          NAME               AGE                POSITIONS
          ----               ---                ---------

William H. Channell, Sr...    68                Chairman of the Board and
                                                 Chief Executive Officer

William H. Channell, Jr...    39                President and Director

Gary W. Baker.............    53                Chief Financial Officer

Andrew M. Zogby...........    36                Vice President, Marketing

Edward J. Burke...........    41                Vice President, Engineering

Dale C. Wooding...........    46                Vice President, Manufacturing

John B. Kaiser............    44                Vice President, Broadband Sales

Gary M. Napolitano........    41                Vice President, General Manager RMS

Jacqueline M. Channell....    65                Secretary and Director

Eugene R. Schutt, Jr......    43                Director

Richard A. Cude...........    63                Director

   The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors. In 1996, Arthur Addis resigned as a member of the board. The Company is currently evaluating other director candidates and anticipates adding two directors to the board in the near future.

  William H. Channell, Sr., the son of the Company's founder, James W. Channell, has been the Chairman of the Board and Chief Executive Officer since the Initial Public Offering. Prior to this time, he had held the position of President and Chief Executive Officer since 1966. Mr. Channell, Sr. is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the husband of Jacqueline M. Channell and the father of William H. Channell, Jr. His initial term as a director expires in 1999.

  William H. Channell, Jr. has been President of the Company since the Initial Public Offering. He has been a Director of the Company since 1984. Since joining the Company in 1979, Mr. Channell, Jr. has held the positions of Executive Vice President, Director of Marketing and National Sales Manager. Mr. Channell, Jr. is a principal stockholder of the Company and is the son of William H. Channell, Sr. and Jacqueline M. Channell. His initial term as a director expires in 1997.

  Gary W. Baker has been the Company's Chief Financial Officer since 1985. From 1983 to 1985, Mr. Baker was the Corporate Controller of Symbolics, Inc., a publicly traded manufacturer of computer products.

  Andrew M. Zogby has been the Company's Vice President, Marketing since March, 1996. Prior to joining the Company, Mr. Zogby was Director of Strategic Marketing, Broadband Connectivity Group for ADC Telecommunications, a publicly traded, telecommunications equipment supplier to both telephone and CATV network providers worldwide. He had been with ADC Telecommunications since 1990. Mr. Zogby has held various technical marketing positions in the telecommunications equipment industry since 1984.

  Edward J. Burke has been the Company's Vice President, Engineering since May 1996 and has served in various similar capacities with the Company since 1984. Mr. Burke has held various technical positions in the thermoplastic product engineering and tooling design field since 1978.

  Dale C. Wooding has been the Company's Vice President, Manufacturing since May 1996 and has served in various similar capacities with the Company since 1985. Mr. Wooding has held various positions in the manufacturing management field since 1976.

  John B. Kaiser has been the Company's Vice President, Broadband Sales since May, 1996. He held the position of Director of Marketing for the Company from 1987 to 1991. Between 1991 and his return to the Company, Mr. Kaiser held the position of District Manager, Southern California, for the General Polymers Division of Ashland Chemical, a thermoplastics distributor, where his responsibilities included general management of district operations, including sales, warehousing, procurement and logistics.

  Jacqueline M. Channell has been the Company's Secretary and a Director since 1966. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr. Mrs. Channell's term as a director expires in 1998.

  Eugene R. Schutt, Jr. has been a Director of the Company since July 1996. Mr. Schutt's initial term expires in 1999. Since January 1992, Mr. Schutt has been the President of Avco International, a division of Avco Financial Services, Inc., an international financial services company. From 1984 to 1992, he served as President of Pratt Industries, Inc., a manufacturer of paper and related products.

  Richard A. Cude became a director of the Company during 1996. Mr. Cude has been the general manager of the Los Angeles Support Center for Courtaulds PLC London, England since 1994 and has served in various capacities with Courtaulds since 1988. Prior to that, Mr. Cude has been with various companies involved in the marketing of products to the communications and telecommunications industry. Mr. Cude's initial term as director expires in 1997.

  In January 1997, in connection with the acquisition of RMS Electronics, Inc., Mr. Gary M. Napolitano joined the Company as a Vice President and General Manager of the RMS division. Mr. Napolitano was President of RMS Electronics, Inc. for the past five years.

COMPENSATION OF DIRECTORS

  Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as directors. The Company's non-management directors receive compensation consisting of an annual retainer fee of $15,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance. Mrs. Channell also receives non-management director retainer and attendance fees. Mrs. Channell does not receive separate compensation for serving as the Company's Secretary. In addition, pursuant to the Company's 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company's Common Stock with an exercise price equal to the Initial Public Offering price, and on the date of each of the Company's annual stockholder meetings after the Initial Public Offering, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting will receive options to acquire an additional 1,000 shares of the Company's Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

SECTION 16. DISCLOSURE

  Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 1997 annual meeting of stockholders.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

  Summary Compensation Table. The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the year ended December 31, 1996 (collectively, the "Named Officers").

                                                                          LONG-TERM COMPENSATION
                                --------------------------------------------------------------------------------------------------
                                                                              AWARDS                         PAYOUTS
                                                            -------------------------------------------   -------------
                                                                                       SECURITIES
                                                          OTHER ANNUAL    RESTRICTED   UNDERLYING                       ALL OTHER
    NAME AND POSITIONS             ANNUAL COMPENSATION    COMPENSATION      STOCK       OPTIONS/        LTIP          COMPENSATION
   HELD WITH THE COMPANY         SALARY($)    $BONUS($)      ($)(1)        AWARDS($)    $SARS(#)     PAYOUTS($)          ($)(2)
   ---------------------         --------     --------    ------------    ---------    ----------    ----------       ------------
 William H. Channell, Sr......
  Chairman of the Board and
  Chief Executive Officer        $362,500     $     -       $      -         $ -        $      -         $ -             $4,000

William H. Channell, Jr......
  President                       500,000           -              -           -         100,000           -              4,000

Gary W. Baker................
  Chief Financial Officer         135,000      64,350              -           -          18,000           -              4,000

Andrew M. Zogby..............
  Vice President, Marketing       118,269      58,658        167,092(3)        -          18,000           -              4,000

John B. Kaiser...............
  Vice President, Broadband
   Sales                          113,747      56,925         37,000(3)        -          18,000           -              4,000

(1) For each individual named, compensation excludes perquisites and other personal benefits, that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2) Amounts include payments to the Company's Profit Sharing Plan.

(3) Messrs. Kaiser and Zogby commenced employment with the Company during 1996 and, as part of their compensation packages for 1996, they earned an initial bonus. These bonuses were a one-time incentive for these employees to join the Company and it is not anticipated that such amounts will be paid in the future. (See Employment Contracts)

(4) As an incentive for continued services, the Company granted a cash bonus of $200,000 to Mr. Baker, which bonus will be earned and payable in three equal installments on each of December 31, 1997, 1998, and 1999, provided Mr. Baker remains employed by the Company and subject to continued payment in the event of his death.

1996 INCENTIVE STOCK PLAN

  The Company's 1996 Incentive Stock Plan (the "Stock Plan") currently permits the granting to the Company's key employees, directors and other service providers of (i) options to purchase shares of the Company's Common Stock and
(ii) shares of the Company's Common Stock that are subject to certain vesting and other restrictions ("Restricted Stock"). A maximum of 750,000 shares of Common Stock have been reserved for issuance under the Stock Plan. The Company granted "non-qualified" options to acquire 512,700 shares of Common Stock to 92 of the Company's employees and directors (including 100,000 stock options being issued to William H. Channell, Jr., the Company's President) at the time of the Initial Public Offering with an exercise price equal to the public offering price. These options will vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and will have a term of 10 years.

  The Stock Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of stock options or shares of Restricted Stock that may be granted to any single participant under the Stock Plan during any fiscal year of the Company is 100,000. The purpose of the Stock Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by key employees, directors and other service providers selected by the Compensation Committee.

  All options granted under the Stock Plan are non-transferable and exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option's grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Options under the Stock Plan may be designated as "incentive stock options" for federal income tax purposes or as options which are not qualified for such treatment, or "non-qualified stock options." In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the stock on the date the option is granted. The exercise price of a non-qualified option need not be equal to the fair market value of the stock at the date of grant, but may be granted with any exercise price which is not less than 85% of the fair market value at the time the option is granted, as the Compensation Committee may determine. The aggregate fair market value (determined at the time the options are granted) of the shares covered by incentive stock options granted to any employee under the Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

  Upon exercise of any option, the purchase price must generally be paid in full either in cash or by certified or cashier's check. However, in the discretion of the Compensation Committee, the terms of a stock option grant may permit payment of the purchase price by means of (i) cancellation of indebtedness owed by the Company, (ii) delivery of shares of Common Stock already owned by the optionee (valued at fair market value as of the date of exercise), (iii) delivery of a promissory note secured by the shares issued, (iv) delivery of a portion of the shares issuable upon exercise (i.e., exercise for the "spread" on the option payable in shares), or (v) any combination of the foregoing or any other means permitted by the Compensation Committee.

  Any grants of Restricted Stock will be made pursuant to Restricted Stock Agreements, which will provide for vesting of shares at a rate to be determined by the Compensation Committee with respect to each grant of Restricted Stock. Until vested, shares of Restricted Stock are generally non-transferable and are forfeited upon termination of employment.


OPTIONS/SAR GRANTS TABLE

  The following table sets forth the stock options granted to the named officers for the year ended December 31, 1996.

                                                                                        POTENTIAL
                                          % OF TOTAL                                    REALIZED
                             NUMBER OF     OPTIONS/                                     VALUE AT
                             SECURITIES      SARS                                    ASSUMED ANNUAL
                             UNDERLYING   GRANTED TO    EXERCISE                  RATES OF STOCK PRICE
                              OPTIONS/     EMPLOYEES     ON BASE                     APPRECIATION OF
                                SARS       IN FISCAL      PRICE     EXPIRATION         OPTIONTERM
      NAME                    GRANTED     YEAR 1996      ($/SH)        DATE        5%             10%
      ----                    -------     ---------       ----      ----------    ------         ----
William H. Channell, Sr.            -          -          $    -             -   $      -    $        -

William H. Channell, Jr.      100,000       19.5%         $11.00     July 2006    692,000     1,752,000

Gary W. Baker                  18,000        3.5%         $11.00     July 2006    124,560       315,360

Andrew M. Zogby                18,000        3.5%         $11.00     July 2006    124,560       315,360

John B. Kaiser                 18,000        3.5%         $11.00     July 2006    124,560       315,360

PROFIT SHARING AND SAVINGS PLANS

  The Company maintains a qualified Profit Sharing Plan. Any employee who has completed two years of employment with the Company is eligible to participate in such plan. A participating employee is fully vested at all times in his or her account, including any interest credited to the account. However, a participating employee may not withdraw all of any portion of his or her account prior to the date that he or she either (i) incurs total and permanent disability or (ii) terminates employment with the Company. Annual contributions by the Company to the Profit Sharing Plan are discretionary and do not exceed the amount allowable for federal income tax purposes.

  The Company also maintains a qualified "savings plan" pursuant to Section 401(k) of the Code. This plan allows any employee who has completed three months of employment with the Company to contribute each pay period up to 15% of his or her earnings (but not more than $9,500 annually) for investment in annuity contracts and mutual funds. A participating employee is fully vested at all times in his or her account, including any interest credited to the account. However, a participating employee may not withdraw all of any portion of his or her account prior to the date that he or she either (i) incurs total and permanent disability or (ii) terminates employment with the Company. The Company is under no obligation to make, and has not made, any contributions on behalf of employees participating in this plan.


EMPLOYMENT CONTRACTS

  The Company has entered into employment agreements with each of William H. Channell, Sr. and William H. Channell, Jr., engaging them as the Chairman of the Board and Chief Executive Officer and President of the Company, respectively. For their service, each of Messrs. Channell, Sr. and Channell, Jr. is entitled to receive an annual salary of $500,000, subject to cost of living increases.
In addition, each executive is entitled to participate in the Incentive Stock Plan, the Profit Sharing and Savings Plans and the Incentive Compensation Plan. The employment agreements provide that each executive is entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers. In the case of Mr. Channell, Sr., such benefits also include (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability,(ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company's senior executive officers, subject to a premium reimbursement obligation in the case of the medical insurance provided to Mrs. Channell, and (iii) during Mr. Channell, Sr.'s lifetime, a portion of the premiums on a life insurance policy owned by Mr. Channell, Sr. Each of the employment agreements has a term of five years. In the event either executive is terminated without cause (as defined in the employment agreements), he is entitled to receive, as a severance benefit, an amount equal to three times his annual base salary, and any options or Restricted Stock previously granted to such executive will become immediately vested.

  During 1996, the Company entered into employment agreements with Mr. Andrew Zogby and Mr. John Kaiser engaging them as Vice President, Marketing and Vice President, Broadband Sales, respectively. Each are entitled to receive benefits in accordance with the Company's customary practices for senior executive officers and to participate in the Incentive Stock Plan, the Profit Sharing and Savings Plans and the Incentive Compensation Plan.

  In the case of Mr. Zogby, he received a one time recruitment and relocation bonus of $167,092 and was reimbursed for all relocation and house sale costs. The agreement provides that should Mr. Zogby leave the Company for any reason, other than an illegal act on his part involving the Company, within the first twenty four months of employment, the Company would continue his base salary and medical benefits for one year or until he accepts another position, whichever is earlier. Under certain circumstances, if he were to leave the Company in the first thirty six months of employment, Mr. Zogby would be required to reimburse the Company for his relocation and house sale costs and for $92,592 of his recruitment and relocation bonus.

  In the case of Mr. Kaiser, he received a one time recruitment and relocation bonus of $37,000 and was reimbursed for all relocation and house sale costs. The agreement provides that should Mr. Kaiser leave the Company for any reason, other than an illegal act on his part involving the Company, within the first thirty months of employment, the Company would continue his base salary and medical benefits for one year or until he accepts another position, whichever is earlier.

INCENTIVE COMPENSATION PLAN

  Effective beginning in the Company's 1996 fiscal year, the Board of Directors adopted the Company's 1996 Performance-Based Annual Incentive Compensation Plan (the "Incentive Plan"). Eligible participants consist of key employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan are determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation Committee, Common Stock of the Company. The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards. No participant in the Incentive Plan may receive awards under such plan during any fiscal year of the Company in excess of $1,000,000 or 100,000 shares of Common Stock.

  The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. This committee is composed of Mr. William H. Channell, Sr., Mr. Eugene R. Schutt, Jr., and Mr. Richard A. Cude. It is the responsibility of the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

  The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 1996 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

                        CHANNELL COMMERCIAL CORPORATION
                    COMPARISOM OF CUMULATIVE TOTAL RETURNS
                   ASSUMES DIVIDENTS, IF ANY ARE REINVESTED

    DATE              CHNL            S&P INDUSTRIAL      NASDAQ     INDUSTRY INDEX
    ----              ----            --------------      ------     --------------
   7/02/96           100.000              100.000         100.000        100.000
  12/31/96            99.000              108.810         108.385         86.843

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

  The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company's outstanding common stock (as provided to the Company by such persons or the recordholder of such shares).


        Name and Address           Amount and Nature of    Percent
      of Beneficial Owner          Beneficial Ownership   of Class
      -------------------          --------------------   --------
  William H. Channell Sr. and            3,420,830          37.0%
  Jacqueline M. Channell, as
  co-trustees of the Channell
  Family Trust
  26040 Ynez Road
  Temecula, CA  92591-9022

  William H. Channell, Jr.               1,534,250          16.6%
  26040 Ynez Road
  Temecula, CA  92591-9022

  Dresdner Bank AG                         923,600          10.0%
  Jurgen - Ponto - Platz 1
  60301 Frankfurt, Germany

  Carrie S. Rouveyrol                      490,960           5.3%
  400 South Madison Avenue
  Pasadena, CA  91107

  The Taylor Family Trust                  490,960           5.3%
  1450 Ravenswood Lane
  Riverside, CA  92506

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information, as of March 31, 1997, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.


                                           Amount and Nature of            Percent
                                           Beneficial Ownership            of Class
                                           --------------------            --------
William H. Channell, Sr.                       3,420,830                     37.0%
William H. Channell, Jr.                       1,534,250                     16.6%
Gary W. Baker                                        400                        -
Andrew M. Zogby                                      700                        -
Edward J. Burke                                        -                        -
Dale C. Wooding                                      300                        -
John B. Kaiser                                         -                        -
Gary M. Napolitano                                     -                        -
Jacqueline M. Channell                                 -                        -
Eugene R. Schutt, Jr.                              1,000                        -
Richard A. Cude                                        -                        -

All present directors and executive officers
  as a group (11 in number)                    4,957,480 shares              53.6%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

  The Company has two leases for approximately 260,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. The monthly rental payment is $54,182, and the lease provides for annual cost of living increases. For the 1993-1996 period, the lease was amended to waive the cost of living increases. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. In 1996, the Company advanced $3,119 to Mr. Channell, Sr. for the construction of this building. The advances were repaid in full as of December 31, 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2,700 incurred in connection with construction of the building. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options, requiring monthly rental payments of $35,000. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

  Prior to the Initial Public Offering, Mr. Channell, Sr. received from the Company a 10% license fee on the sale of certain products utilizing the Channell Patents. For 1994, 1995 and 1996, the expense for these license fees was $1.6 million, $2.0 million and $0.5 million, respectively. Prior to the consummation of the Initial Public Offering, the Channell Patents were sold to the Company, the license fee arrangement between the Company and Mr. Channell, Sr. was terminated in April 1996, thereafter, no license fees are be paid to Mr. Channell, Sr. or any other person with respect to the Channell Patents.

  Prior to the consummation of the Initial Public Offering, the Company maintained and paid the premiums with respect to a $1.5 million whole life insurance policy for Mr. Channell, Sr., under which the Company was named as the beneficiary. In connection with the Initial Public Offering, this policy was transferred to Mr. Channell, Sr. in consideration of the payment by Mr. Channell, Sr. to the Company of an amount equal to the estimated $0.3 million cash surrender value of this policy as of the closing of the Initial Public Offering, and the beneficiary under this policy was redesignated as Mr. Channell, Sr.'s wife, Jacqueline M. Channell. The Company continues to pay a portion of the premiums with respect to this policy during Mr. Channell, Sr.'s lifetime.

  During 1994, Mr. Channell, Sr. made a non-interest bearing loan of $0.1 million to the Company, which loan was repaid in full as of March 31, 1996.

  The Company engaged Arthur Addis & Associates, the President of which is Arthur L. Addis, a former director of the Company, to provide management consulting services to the Company. For these services, the Company paid this firm a fee of $92,000, $60,000, and $55,000 in 1994, 1995 and 1996,
respectively. The Company believes that the fees paid to Arthur Addis & Associates were fair and reasonable to the Company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

  (a) The following financial statements and schedules are filed as a part of this report:

     (1)  Financial Statements
          See index included in Part II, Item 8.
     (2)  Financial Statement Schedules
          All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

     (a)(3) and (c).  The following exhibits are filed herewith:

     Exhibit
     Number        Exhibit Title
     -------       -------------
       3.1              Restated Certificate of Incorporation of the Company (1)
       3.2              Bylaws of the Company (1)
       4                Form of Common Stock Certificate (1)
       10.1             Tax Agreement between the Company and the Existing Stockholders (1)
       10.2             Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
       10.3             Business Loan Agreement dated as of January 21, 1994 between the
                        Company and Bank of America National Trust and Savings Association, as amended ("Bank of America") (1)
       10.5             The Company's Profit Sharing Plan (1)
       10.6             Agreement dated as of September 30, 1982 between the Company and Integral Corporation, as amended (1)
       10.7             Telephone Sales Agreement dated as of January 23, 1991 between the Company and Integral Corporation (1)
       10.8             Employment Agreement between the Company and William H. Channell, Sr. (1)
       10.9             Employment Agreement between the Company and William H. Channell, Jr. (1)
       10.10            Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
       10.11            Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
       10.12            Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
       10.13            Lease dated May 17, 1994 between the Company and the Z. Paul Akian and Sonia Akian Family Trust (1)
       10.14            Lease dated March 1, 1994 between the Company and Allstate Life Insurance Company (1)
       10.15            Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd.,
                        as amended  (1)
       10.16            Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
       10.17            Form of Indemnity Agreement (1)
       10.18            Form of Agreement Regarding Intellectual Property (1)
       10.19            401(k) Plan of the Company (1)
       10.20            Letter agreement regarding employment, Andrew M. Zogby (2)
       10.21            Letter agreement regarding employment, John B. Kaiser (2)
       11               Computation of Proforma Income per share (2)
       27               Financial Data Schedule (2)

  (b)  Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended December 31, 1996.
______________
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2)  Filed herewith.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the accompanying balance sheets of Channell Commercial Corporation as of December 31, 1995 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Channell Commercial Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Los Angeles, California
January 30, 1997

                        CHANNELL COMMERCIAL CORPORATION

                                 BALANCE SHEETS

                                  DECEMBER 31,
                 (amounts in thousands, except per share data)

                                                          1995      1996
                                                         ------    -------
ASSETS

CURRENT ASSETS
  Cash..................................                 $ 1,375   $ 9,190
  Investments...........................                      --    11,406
  Accounts receivable...................                   4,122     6,685
  Inventories...........................                   2,609     2,908
  Deferred income taxes.................                      --       321
  Prepaid expenses......................                     396       764
                                                         -------   -------
     Total current assets...............                   8,502    31,274

PROPERTY AND EQUIPMENT at cost, net.....                  10,062    10,608

DEFERRED INCOME TAXES...................                      --       559

OTHER ASSETS............................                     539       217
                                                         -------   -------
                                                         $19,103   $42,658
                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................                 $ 1,251   $ 2,048
  Current maturities of capital lease                         --       135
   obligations..........................
  Accrued expenses......................                     972     1,167
  Accrued license fees--related party...                     471        --
  Current maturities of long-term                            860        --
   obligations..........................
  Distributions payable to stockholders.                     674        --
  Income taxes payable..................                      49     1,548
                                                         -------   -------
     Total current liabilities..........                   4,277     4,898

LONG-TERM OBLIGATIONS...................                   2,353        --

CAPITAL LEASE OBLIGATIONS...............                      --       338

COMMITMENTS                                                   --        --

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per
   share, authorized--1,000 shares,
   none issued and outstanding..........                      --        --
  Common stock, par value $.01 per share,
   authorized--19,000 shares; issued and                                --
   outstanding--6,137 shares and
   9,237 shares at December 31, 1995
   and 1996.............................                      61        92
  Additional paid-in capital............                      26    27,991
  Retained earnings.....................                  12,386     9,339
                                                         -------   -------
     Total stockholders' equity.........                  12,473    37,422
                                                         -------   -------
                                                         $19,103   $42,658
                                                         =======   =======

  The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                              STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31,
                 (amounts in thousands, except per share data)

                                             1994       1995      1996
                                           -------    -------    -------
Net sales...............................   $34,504    $40,972    $47,282
Cost of goods sold......................    19,750     23,059     25,447
                                           -------    -------    -------
     Gross profit.......................    14,754     17,913     21,835
Commission income.......................       904      1,098        985
                                            15,658     19,011     22,820
                                           -------    -------    -------
Operating expenses
 Selling................................     4,952      5,600      6,559
 General and administrative.............     1,445      1,707      2,021
 License fees--related party............     1,560      2,035        531
 Research and development...............       518        498        531
                                           -------    -------    -------
                                             8,475      9,840      9,642
                                           -------    -------    -------

     Income from operations.............     7,183      9,171     13,178

Interest income (expense), net..........      (156)      (339)       291
                                           -------    -------    -------
     Income before income taxes.........     7,027      8,832     13,469
Income taxes............................       429        349      2,359
                                           -------    -------    -------
     Net income.........................   $ 6,598    $ 8,483    $11,110
                                           =======    =======    =======

PRO FORMA INFORMATION (UNAUDITED):
 Historical income before income taxes..              $ 8,832    $13,469
 Pro forma income taxes.................                3,455      4,548
                                                      -------    -------

 Pro forma net income...................              $ 5,377    $ 8,921
                                                      =======    =======
 Pro forma net income per share.........              $  0.70    $  1.06
                                                      =======    =======

 Pro forma weighted average shares
  outstanding...........................                7,695      8,403
                                                      =======    =======

  The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                 (amounts in thousands, except per share data)

                                                           COMMON STOCK           ADDITIONAL                        TOTAL
                                                           ------------            PAID-IN       RETAINED       STOCKHOLDERS'
                                                       SHARES        AMOUNT        CAPITAL       EARNINGS          EQUITY
                                                       ------        ------        -------       --------       -------------
Balance, January 1, 1994................                6,137          $61         $    26       $  6,794          $ 6,881
Net income for the year.................                   --           --              --          6,598            6,598
Dividends declared ($0.61 per share)....                   --           --              --         (3,764)          (3,764)
Liquidating dividend - Canadian Corporation                --           --              --           (298)            (298)
                                                        -----          ---         -------       --------          -------
Balance, December 31, 1994..............                6,137           61              26          9,330            9,417
Net income for the year.................                   --           --              --          8,483            8,483
Dividends declared ($0.88 per share)....                   --           --              --         (5,427)          (5,427)
                                                        -----          ---         -------       --------          -------

Balance, December 31, 1995..............                6,137           61              26         12,386           12,473
Proceeds from initial public offering of
 common stock, net of expenses..........                3,100           31          30,534             --           30,565
Reorganization distribution.............                   --           --              --        (11,665)         (11,665)
Dividends declared ($0.41 per share)                       --           --              --         (2,492)          (2,492)
Acquisition of patents from stockholders                   --           --          (3,100)            --           (3,100)
Contribution of accrued license fees
 previously owed to stockholder.........                   --           --             531             --              531
Net income for the year.................                   --           --              --         11,110           11,110
                                                        -----          ---         -------       --------          -------

Balance, December 31, 1996..............                9,237          $92         $27,991       $  9,339          $37,422
                                                        =====          ===         =======       ========          =======

  The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,
                             (amounts in thousands)

                                             1994       1995       1996
                                        ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................   $ 6,598    $ 8,483    $ 11,110
  Adjustments to reconcile net income
   to net cash provided by
    operating activities:
     Depreciation and amortization......     1,072      1,412       1,551
     Deferred income taxes..............        --         --        (880)
     Disposal of unproductive assets....        80         --          --
    (Increase) decrease in assets:
     Accounts receivable................    (1,527)       236      (2,563)
     Inventories........................      (709)        (4)       (299)
     Prepaid expenses...................       (70)       (63)       (368)
     Other..............................        (8)         6         322
    Increase (decrease) in liabilities:
     Accounts payable...................        25        (52)        797
     Accrued expenses...................       436          3         255
     Income taxes payable...............       304       (263)      1,499
                                           -------    -------    --------
Net cash provided by operating
 activities.............................     6,201      9,758      11,424
                                           -------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment..    (5,880)    (2,161)     (1,554)
 Advances to stockholder for building
  construction..........................        --         --      (3,119)
 Collection of advances to stockholder..        --         --       3,119
 Purchases of investments...............        --         --     (11,406)
                                           -------    -------    --------

Net cash used in investing activities...    (5,880)    (2,161)    (12,960)
                                           -------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Liquidating dividend--Canadian
  corporation...........................      (298)        --          --
 Repayment of debt......................      (614)      (877)     (3,213)
 Repayment of obligations under capital
  lease.................................        --         --         (70)
 Proceeds from initial public offering..        --         --      30,565
 Acquisition of patents from
  stockholders..........................        --         --      (3,100)
 Dividends paid.........................    (1,969)    (6,547)     (3,166)
 Reorganization distribution............        --         --     (11,665)
 Proceeds from issuance of long-term
  debt..................................     3,279        405          --
                                           -------    -------    --------
Net cash provided by (used in)
 financing activities...................       398     (7,019)      9,351
                                           -------    -------    --------

Increase in cash........................       719        578       7,815

Cash, beginning of year.................        78        797       1,375
                                           -------    -------    --------
Cash, end of year.......................   $   797    $ 1,375    $  9,190
                                           =======    =======    ========

Cash paid during the year for:
 Interest...............................   $   191    $   351    $    185
                                           =======    =======    ========
 Income taxes...........................   $   100    $   957    $  1,967
                                           =======    =======    ========

Noncash investing and financing
 activities:
 Assets acquired under capital lease....   $    --    $    --    $    543
                                           =======    =======    ========
 Contribution of accrued license fees
  to paid-in capital....................   $    --    $    --    $    531
                                           =======    =======    ========

  The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE A--DESCRIPTION OF BUSINESS

  The Company is a designer, manufacturer and marketer of precision-molded thermoplastic enclosures used by cable television operators and local telephone companies.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition--The Company recognizes revenue from product sales and commission income at the time of shipment.

  Cash--For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

  Combination--The Company purchased substantially all of the assets of Channell Commercial Canada Ltd. (CCCL) as of December 31, 1993. CCCL was liquidated in 1994. The Canadian operations are continued by the Company as a separate division. Prior to the combination, CCCL was owned by the majority stockholder of the Company. For periods prior to the combination, the accounts of CCCL have been included in the accompanying financial statements in a manner similar to a pooling of interests.

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.

  Investments--The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale." The investment in these securities is therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholder's equity. At December 31, 1996, there were no material differences between the fair value and cost of these marketable securities. Investments mature as follows: $2,983 in 1997; $7,421 in 1998 and $1,002 in 2,004. Interest income for the year ended December 31, 1996 totaled $452, and has been reflected net of interest expense in the accompanying statement of income. Interest income was not significant in 1994 and 1995.

  Depreciation and amortization--Property, equipment and improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Capital lease assets are amortized using the straight-line method over the useful life of the asset. Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

  Income taxes--Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. These deferred income taxes are measured by applying currently enacted income tax rates. A valuation allowance reduces deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Fair value of financial instruments--The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term obligations approximates fair value because of the short maturity of these financial instruments. The carrying amount of investments, which is the fair value, is based upon values provided by external investment managers or quoted market values.

  Estimates--In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Pro forma financial information (unaudited)--Prior to the Company's initial public offering of common stock in July 1996 (the "IPO"), it was an S Corporation for federal and state income tax purposes. The pro forma provision for income taxes reflects the income tax provision of the Company as recorded in its income statement plus the additional tax on S Corporation income at C Corporation rates.

  Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding includes 1,558 shares for the year ended December 31, 1995, and 779 shares for the year ended December 31, 1996, assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the reorganization distribution. The effect of the Company's use of a portion of the net proceeds of the IPO to repay approximately $2.7 million of bank indebtedness outstanding as of June 30, 1996, has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

A reconciliation of pro forma income taxes to the Federal statutory rate is as follows:

                                                  1995             1996
                                                 -------          -------
     Federal statutory rate.............            34%              34%
     State income taxes, net of Federal              6                6
      tax benefit.......................
     Deferred income tax benefit
      recorded upon                                  -               (5)
       termination of S Corporation
        status..........................
     Other..............................            (1)              (1)

                                                    ---              ---
                                                    39%              34%
                                                    ===              ===

NOTE C--INVENTORIES

  Inventories are summarized as follows:

                                                 1995            1996
                                                -------         -------
     Raw materials......................        $1,111           $1,508
     Work-in-process....................           744              549
     Finished goods.....................           754              851
                                                ------           ------
                                                $2,609           $2,908
                                                ======           ======

                        CHANNELL COMMERCIAL CORPORATION
                        --------------------------------

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE D--PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows:

                                                                  ESTIMATED
                                            1995       1996      USEFUL LIVES
                                           -------    -------    ------------
     Machinery and equipment............   $12,889    $14,739      3-10 year
     Office furniture and equipment.....     1,059      1,042      3- 7 year
     Leasehold improvements.............     1,893      2,196     15-20 year
     Construction in progress...........       930        891
                                           -------    -------
                                            16,771     18,868
     Less accumulated depreciation and
      amortization......................    (6,709)    (8,260)
                                           -------    -------
                                           $10,062    $10,608
                                           =======    =======

  Included in the $14,739 of machinery and equipment is $543 of computer equipment acquired under a capital lease. See Note I.

NOTE E-- ACCRUED EXPENSES

  Accrued expenses consist of the following:

                           1995     1996
                        -----------------
     Accrued vacation...    $436   $  448
     Other..............     536      719
                            ----   ------
                            $972   $1,167
                            ====   ======

NOTE F-- LINE OF CREDIT

  The Company has in place a $3,500 line of credit with a bank for working capital purposes. This line of credit bears interest at the bank's reference rate, payable monthly. In addition, the Company has a $4,800 equipment line of credit, including standby letters of credit up to $500. The equipment line of credit bears interest at the bank's reference rate plus .25%. The lines of credit expire on May 1, 1997. The Company is subject to various covenants identical to those described in Note G. The lines of credit are collateralized by the equipment financed by the bank.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE G--LONG-TERM OBLIGATIONS

  Long-term debt consists of the following:

                                                                                    1995     1996
                                                                                   ------   -----
 Equipment line of credit with a bank, for equipment acquisitions,

 collateralized by accounts receivable, inventory, the equipment financed by the bank and certain other items of personal
 property, with interest at the bank's reference rate plus .25%
 (effective rate at December 31, 1996 of 8.5%)......................              $2,282    $  --

Non-revolving line of credit with a bank, allowing borrowings up to
$1,000, collateralized by accounts receivable, inventory, the equipment financed by the bank and certain other items of personal property, with interest at the bank's reference rate plus 0.50%
(effective rate at December 31, 1995 of 9.0%)......................                  806       --


Notes payable to stockholder, due on demand........................                  120       --

Other..............................................................                    5       --
                                                                                  ------    -----
                                                                                   3,213       --
Less current maturities............................................                 (860)      --
                                                                                  ------    -----
                                                                                  $2,353    $  --
                                                                                  ======    =====

  The lines of credit contain various financial and operating covenants which, among other things, impose certain limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell its assets, make certain investments or, under certain circumstances, pay dividends. The Company is also required to comply with covenants related to tangible net worth and other financial ratios.


NOTE H--INCOME TAXES

  In July 1996, the Company terminated its election to be taxed as an S Corporation. As a result of this termination, the Company became liable for income taxes. Accordingly, as required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities. The effect of recording these net deferred tax assets upon the results of operations for the year ended December 31, 1996, was $1.063 million ($0.13 per share). It is not expected that future operations will have similar increases to income as the result of recording deferred income taxes.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE H--INCOME TAXES--CONTINUED

  The components of income taxes are as follows:

                    1994    1995      1996
                 --------------------------
     Current
       Federal...   $  --   $  --    $2,104
       State.....     107      36       743
       Foreign...     322     313       392
                     ----    ----    ------
                     $429    $349    $3,239
                     ----    ----    ------
     Deferred
       Federal...      --      --      (669)
       State.....      --      --      (211)
                     ----    ----    ------
                       --      --      (880)
                     ----    ----    ------
                     $429    $349    $2,359
                     ====    ====    ======

  Prior to July 1996, The Company was taxed as an S Corporation. Accordingly, all Federal taxable earnings of the Company through July 1996 were taxed at the individual stockholder level and the Company incurred no Federal income tax liability. The Company was, however, subject to California's Corporation tax. Income taxes for 1994 and 1995 consist primarily of the state corporate franchise tax for California and the Canadian tax imposed on the taxable income of the Company's Canadian operations. In 1995 and 1994, the actual state tax provision differs from the expected statutory tax due to non-deductible entertainment expense and officers'life insurance premiums.

  As of December 31, 1996, significant components of the Company's deferred tax assets and liabilities are as follows:

  Assets
       Patents....................   $1,286
       Allowance for bad debts....       32
       Inventory capitalization...       59
       Vacation pay...............      190
                                     ------

                                      1,567
                                     ------

     Liabilities
       Accelerated depreciation...      615
       State taxes................       72
                                     ------
                                        687
                                     ------

         Net deferred tax asset...   $  880
                                     ======

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE H--INCOME TAXES--CONTINUED

  The classification of the net deferred tax assets between current and non-current is as follows:


     Current...................................   $321
     Non-current...............................    559
                                                  ----
                                                  $880
                                                  ====

NOTE I--CAPITAL LEASE OBLIGATION

  The Company leases certain computer equipment under an agreement which is classified as a capital lease. The equipment is under lease through December 1999. Monthly payments are approximately $16. Future minimum payments, by year, are as follows:


          1997                                            $197
          1998                                             197
          1999                                             197
                                                          ----
                                                           591
          Less amount representing interest                118
                                                          ----
                                                           473
          Less current maturities                          135
                                                          ----
                                                          $338
                                                          ====

NOTE J--STOCKHOLDERS' EQUITY

     In 1996, 3,100 shares of the Company's common stock were sold in a public offering. Proceeds of approximately $30,565, net of issuance expenses, were used to fund the distribution to stockholders, fund the acquisition of certain patents from stockholders and to repay outstanding borrowings on the bank lines of credit.

     The Company had been an S Corporation for both federal and state tax income tax purposes since 1990. As discussed in Note H, the Company terminated its S Corporation status effective July 6, 1996 in connection with the initial public offering of its common stock. Upon the termination of the S Corporation status and prior to the initial public offering, the Company declared a dividend to its then existing stockholders representing all of the Company's S Corporation "accumulated adjustments account" remaining at the time. The S Corporation distribution totaled $11,665 and was paid out of the net proceeds of the initial public offering.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE J--STOCKHOLDERS' EQUITY--CONTINUED

  In July 1996, the Company adopted the 1996 Incentive Stock Plan, under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company's common stock. The options have a term of ten years and generally become fully vested by the end of the third year. The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan.

  A recently issued accounting standard encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  Plan transactions for 1996 are as follows:


  Options granted during the year
   and outstanding at December 31          513
                                        ======

  Option price range at December 31     $11.00
                                        ======

  Options exercisable at December 31        --
                                        ======

  Options available for grant at           237
   December 31
                                        ======

  Weighted average fair value of        $ 5.47
   options granted during the year
                                        ======

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1996:

             Expected life (years)            5 years
             Risk-free interest rate...          5.5%
             Volatility................           50%
             Dividend yield............            --
                                              -------

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE J--STOCKHOLDERS' EQUITY--CONTINUED

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's adjusted pro forma net income and adjusted pro forma net income per share for 1996 would have been $8,351 and $.99, respectively.


NOTE K--REORGANIZATION

  Effective June 14, 1996, as part of the initial public offering of the Company's common stock, the Company was merged into a newly formed corporation, with the newly formed corporation being the surviving entity while retaining the same name as the predecessor. As part of the merger, the predecessor's existing stockholders were issued 12.274 shares of the newly formed corporation's common stock in exchange for each outstanding share of the predecessor's common stock. This exchange has been accounted for as a reorganization and the number of outstanding shares has been restated on a retroactive basis similar to a stock split.


NOTE L--RETIREMENT PLANS

  Eligible employees of the Company are included in a profit-sharing plan. Annual contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The accompanying statements of income include expenses of $150, $198 and $200 which have been accrued for the plan for the years ended December 31, 1994, 1995 and 1996, respectively.

  During 1993, the Company established an additional retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. The Company is under no obligation and has not made contributions on behalf of employees to this plan.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE M--RELATED PARTY TRANSACTIONS

  Prior to the initial public offering, the Company's Chairman of the Board and Chief Executive Officer, William H. Channell, Sr. (Mr. Channell, Sr.) owned six patents utilized by the Company in its business. Under the terms of exclusive licensing agreements, the Company made payments to Mr. Channell, Sr. for the use of these patents. These payments were based on the sale of products. Operations have been charged with $1,560, $2,035 and $531 for the years ended December 31, 1994, 1995 and 1996, respectively. In connection with the initial public offering of the Company's common stock, the Company acquired these patents from Mr. Channell, Sr. and certain members of the Channell family for $3,100. The aggregate consideration of $3,100 has been reflected as a reduction of additional paid-in capital in 1996. The licensing agreements with Mr. Channell, Sr. were terminated in April 1996 and, accordingly, no license fee expense has been reflected in the accompanying statement of income since March 31, 1996.

  In July 1996, Mr. Channell, Sr., contributed $531 of accrued license fees owed to him to additional paid-in capital.

  The Company leases its facilities in Temecula, California from Mr. Channell, Sr. The leases provide for payments of insurance, repairs, and maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms to 2015. Rent expense was $650, $650 and $755 for the years ended December 31, 1994, 1995 and 1996, respectively. The following is a schedule of future minimum rental payments, exclusive of property taxes and insurance:


            1997                               $1,070
            1998                                1,070
            1999                                1,070
            2000                                1,070
            2001                                1,070
      Thereafter                                4,280
                                               ------
                                               $9,630
                                               ======

     Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2,700. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is expected to decline over a 20 year period before expiring in 2016. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1994, 1995 AND 1996

                 (amounts in thousands, except per share data)


NOTE N--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

  The Company maintains the majority of its cash balances in one financial institution located in California which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  One customer made up 18.1%, 17.5% and 17.3% of sales in 1994, 1995 and 1996, respectively. In 1995 and 1996, a second customer made up 15.6% and 14.9% of sales, respectively. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's base and their geographic dispersion. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.


NOTE O--EXPORT NET SALES

  The Company's export net sales are as follows:


                   1994      1995     1996
                  ------    ------   ------

     Canada       $3,799    $3,717   $3,989
     Other           758     2,354    1,563
                  ------    ------   ------

                  $4,557    $6,071   $5,552
                  ======    ======   ======


NOTE P--QUARTERLY FINANCIAL DATA (UNAUDITED)

 Summarized quarterly financial data for 1995 and 1996 follows:


                                        First    Second     Third    Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                    ----------------------------------------
    1995
      Net sales                        $ 9,225   $11,784   $10,758   $ 9,205
      Gross profit                       3,738     5,387     4,534     4,254
      Net income                         1,482     2,769     2,392     1,840
      Pro forma net income                 927     1,687     1,466     1,297
      Pro forma net income per share   $   .12   $   .22   $   .19   $   .17

    1996
      Net sales                        $10,279   $12,961   $11,954   $12,088
      Gross profit                       4,541     5,986     5,531     5,777
      Net income                         2,002     3,653     3,640     1,815
      Income per share                     N/A       N/A       .41       .20
      Pro forma net income               1,279     2,187       N/A       N/A
      Pro forma net income per share   $   .17   $   .28       N/A       N/A

                               GLOSSARY OF TERMS

  ADSL (Asymmetric Digital Subscriber Line): A standard allowing digital broadband signals and standard telephone service to be transmitted up to 12,000 feet over a twisted copper pair.

  Broadband: Transmission rates in excess of 1.544 mega bits per second typically deployed for delivery of high-speed data, video and voice services.

  Cable Modem: Electronic transmission device placed on the CATV network, located at end user locations, providing two-way, high-speed data service capability, including internet access for subscribers.

  CATV (Community Antenna TV, commonly called cable television): A system for distributing television programming by a cable network rather than by broadcasting electromagnetic radiation.

  Coaxial Cable: The most commonly used means of transmitting cable television signals. It consists of a cylindrical outer conductor (shield) surrounding a center conductor held concentrically in place by an insulating material.

  DLC (Digital Loop Carrier): Telecommunications transmission technology which multiplexes multiple individual voice circuits onto copper or fiber cables.

  Fiber Node: Refers to the equipment that terminates the fiber cables originating from the host digital terminal. This network element converts the optical signals to their coax electrical, RF equivalents. Synonymous with optical network interface (ONI).

  Fiber Optics: The process of transmitting infrared and visible light frequencies through a low-loss glass fiber with a transmitting laser or LED and a photo diode receiver.

  FTTC (Fiber-To-The-Curb): In a long distance network consisting of fiber optics, fiber-to-the-curb refers to the fiber optics running from the distribution plant to the curb, at which point copper is used for the curb-to-home connection.

  HDSL (High bit rate Digital Subscriber Line): By using sophisticated coding techniques, a large amount of information may be transmitted over copper. The HDSL scheme uses such coding over four copper wires and is primarily intended for high capacity bi-directional business services.

  Headend: The primary transmission point in a cable system supplying the hubs and trunk cables.

  HFC (Hybrid Fiber Coax): A type of distribution plant that utilizes fiber optics to carry service from a CO to the carrier serving area, then coaxial cable within the CSA to or close to the individual residences.

  ONU (Optical Network Unit): The curb mounted electronics device which converts fiber optic signals to electrical for service delivery or copper wires.

  PCS (Personal Communications Services): Any service offered on a personal communications network. These include basic telephone, voice mail, paging and others. Personal communications networks operate in the 1800-2000 mHz range, utilizing low power cells compared to traditional cellular technology.

  RBOC (Regional Bell Operating Company): A term for the seven regional holding companies created when AT&T divested the Bell operating companies.

  RF (Radio Frequency): An electromagnetic wave frequency intermediate between audio frequencies and infrared frequencies used especially in wireless telecommunication and CATV transmission.

  Sealed Plant: An industry term referring to the environmental protection devices built into access and termination products deployed in the outside plant portion of the telecommunications network.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 24, 1997.

                                    CHANNELL COMMERCIAL CORPORATION
                                    a Delaware corporation


                                    By   /s/   WILLIAM H. CHANNELL, SR.
                                       ------------------------------------
                                          William H. Channell, Sr.
                                          Chairman of the Board and
                                          Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 24, 1997.


            SIGNATURE               CAPACITY IN WHICH SIGNED
            ---------               ------------------------

/s/ WILLIAM H. CHANNELL, SR.        Chairman of the Board and
-----------------------------       Chief Executive Officer
William H. Channell, Sr.            (Principal Executive Officer)


/s/ WILLIAM H. CHANNELL, JR.        President and Director
-----------------------------
William H. Channell, Jr.



/s/ GARY W. BAKER                   Chief Financial Officer
-----------------------------       (Principal Financial and
Gary W. Baker                       Accounting Officer)



/s/ JACQUELINE  M. CHANNELL         Secretary and Director
-----------------------------
Jacqueline M. Channell



/s/  EUGENE  R. SCHUTT,  JR.        Director
-----------------------------
Eugene R. Schutt, Jr.



/s/ RICHARD  A. CUDE                Director
-----------------------------
Richard A. Cude