Form 10-Q
period 1997-03-31
CHANNELL COMMERCIAL CORP
filed 1997-05-14
CIK 1013696

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                                     92591
                                   (Zip Code)

                                 (909) 694-9160
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     9,237,000 shares of common stock of the Registrant were outstanding at March 31, 1997.

                        CHANNELL COMMERCIAL CORPORATION

                       STATEMENTS OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                      Three months ended
                                                            March 31
                                                    ---------------------
                                                       1997          1996
                                                    ----------  ---------
Net sales                                           $12,804       $10,279
Cost of goods sold                                    7,661         5,738
                                                    -------       -------

        Gross profit                                  5,143         4,541
Commission income                                       148           230
                                                    -------       -------
                                                      5,291         4,771
Operating expenses
           Selling                                    1,753         1,553
           General and administrative                 1,210           370
           License fees  -- related party                --           531
           Research and development                     235           128
                                                    -------       -------
                                                      3,198         2,582
                                                    -------       -------
           Income from operations                     2,093         2,189

 Interest (expense) income                              299           (65)
                                                    -------       -------
           Income before income taxes                 2,392         2,124

 Income taxes                                         1,005           122
                                                    -------       -------
           Net income                               $ 1,387       $ 2,002
                                                    =======       =======
           Net income per share                       $0.15
                                                    =======

           Weighted average shares outstanding        9,237
                                                    =======


Pro forma information:
           Historical income before income taxes                  $ 2,124
           Pro forma income taxes                                     845
                                                                  -------

           Pro forma net income                                     1,279
                                                                  =======

           Pro forma net income per share                           $0.17
                                                                  =======

           Pro forma weighted average shares outstanding            7,695
                                                                  =======


                        CHANNELL COMMERCIAL CORPORATION

                                BALANCE SHEETS

            (amounts in thousands, except share and per share data)

                                                                  Unaudited
                                                                  March 31,                   December 31,
                                                                     1997                         1996
                                                                  ---------                   ------------
ASSETS
CURRENT ASSETS
     Cash                                                           $ 6,476                        $ 9,190
     Investments                                                     11,406                         11,406
     Accounts receivable (net)                                        7,572                          6,685
     Inventories                                                      5,654                          2,908
     Deferred income taxes                                              363                            321
     Prepaid expenses                                                   642                            764
                                                                 ----------                   ------------
             Total current assets                                    32,113                         31,274

PROPERTY AND EQUIPMENT AT COST, NET                                  10,516                         10,608

DEFERRED INCOME TAXES                                                   519                            559
GOODWILL                                                              1,054
OTHER ASSETS                                                            403                            217
                                                                 ----------                   ------------
     TOTAL ASSETS                                                   $44,605                        $42,658
                                                                 ==========                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $ 2,315                        $ 2,048
     Current maturities of capital lease obligations                    119                            135
     Accrued expenses                                                 1,756                          1,167
     Income taxes payable                                               847                          1,548
                                                                 ----------                   ------------
              Total current liabilities                               5,037                          4,898

NOTE PAYABLE                                                            400                            ---

CAPITAL LEASE OBLIGATIONS                                               358                            338

COMMITMENTS                                                             ---                            ---

STOCKHOLDERS' EQUITY
     Preferred stock                                                    ---                            ---
     Common stock, par value $.01 per share, authorized --
             19,000,000 shares; issued and outstanding --
             9,237,000 shares                                            92                             92
     Additional paid-in capital                                      27,991                         27,991
     Retained earnings                                               10,727                          9,339
                                                                -----------                    -----------

     TOTAL STOCKHOLDERS' EQUITY                                      38,810                         37,422
                                                                -----------                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $44,605                        $42,658
                                                                ===========                   ============

                        CHANNELL COMMERCIAL CORPORATION
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (amounts in thousands)

                                                                         Three months ended
                                                                               March 31
                                                                         ------------------
                                                                           1997      1996
                                                                         --------  --------
OPERATING ACTIVITIES:
          Net income                                                      $ 1,387   $ 2,002
          Non-cash items included in net income:
                    Depreciation and amortization                             523       402
          (Increase) decrease in assets:
                    Accounts receivable                                       348    (2,566)
                    Inventories                                            (1,221)       25
                    Prepaid expenses                                          160        54
                    Deferred income taxes                                      (2)
                    Other                                                     (86)      (80)
          Increase (decrease) in liabilities
                    Accounts payable                                           83     1,304
                    Accrued expenses                                           61      (195)
                    Income taxes payable                                     (701)      (49)
                                                                          -------   -------

Net cash provided by operating activities                                     552       897
                                                                          -------   -------

INVESTING ACTIVITIES:
          Acquisition of property and equipment                              (412)     (472)
          Acquisition of RMS Electronics, Inc.                             (2,085)
                                                                          -------   -------

Net cash used in investing activities                                      (2,497)     (472)
                                                                          -------   -------

FINANCING ACTIVITIES:
          Repayment of debt                                                  (735)      230
          Repayment of obligations under capital lease                        (34)
          Dividends paid                                                             (1,180)
                                                                          -------   -------

Net cash used in financing activities                                        (769)   (1,410)
                                                                          -------   -------

Decrease in cash                                                           (2,714)     (985)
Cash, beginning of period                                                   9,190     1,375
                                                                          -------   -------

Cash, end of period                                                       $ 6,476   $   390
                                                                          =======   =======

Cash paid during the period for:
          Interest                                                        $    33   $    69
                                                                          =======   =======
          Income taxes                                                    $ 1,623   $   171
                                                                          =======   =======

Noncash investing and financing activities:
          Note payable issued for acquisition
          of RMS Electronics, Inc.                                        $   400
                                                                          =======

                   NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

                 (amounts in thousands, except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three-months ended March 31, 1997 and 1996, (b) the financial position at March 31, 1997, and (c) the consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996 have been made. The results for the three-month period ended March 31, 1997, are not necessarily indicative of the results for the entire year.

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

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding of 7,695 for the three months ended March 31, 1996, including 1,558 shares, assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions to stockholders.

3. Exclusive licensing agreements: The exclusive licensing agreements relating to the Channell Patents were terminated in April 1996 and, accordingly, no license fees expense has been reflected in the accompanying statements of income since the three-month period ended March 30, 1996.

4. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                         March 31, 1997
                         --------------
Raw materials                $1,966
Work-in process                 549
Finished goods                3,139
                             ------
                             $5,654
                             ======

5. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At March 31, 1997, there were no material differences between the fair value and cost of these marketable securities.

6. Effective January 3, 1997, the Company acquired the assets of RMS Electronics, Inc.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would equal the primary earnings per share for the periods ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 WITH THE THREE MONTHS ENDED MARCH 31, 1996

     Net Sales. Net sales increased $2.5 million or 24.3% from $10.3 million in the first quarter of 1996 to $12.8 million in the first quarter of 1997. CATV net sales increased $2.3 million or 25.6% from $9.0 million in the first quarter of 1996 to $11.3 million in the first quarter of 1997 as a result of sales of $2.0 million of RF passive electronic devices by RMS. Telecommunications net sales increased $0.2 million or 15.4% from $1.3 million in the first quarter of 1996 to $1.5 million in the first quarter of 1997 as a result of increased activity in conventional copper-based telephone products.

     Domestic net sales increased $1.8 million or 19.2% from $9.4 million in the first quarter of 1996 to $11.2 million in the first quarter of 1997, principally due to sales of $1.0 million of RF passive devices and $0.8 million of outside plant products for network rebuild construction. International net sales increased $0.7 million or 77.8% from $0.9 million in the 1996 period to $1.6 million in the 1997 period, principally as a result of the sales of RF passive devices.

     Gross Profit. Gross profit increased $0.6 million or 13.3% from $4.5 million in the first quarter of 1996 to $5.1 million in the first quarter of 1997. $0.5 million of this improvement is due to RF passive devices. Gross margin decreased from 44.2% to 40.2% during the comparable periods due to a 26.4% margin contribution from the sales of RF passive devices.

     Commission Income. Commission income decreased $0.1 million or 50.0% from $0.2 million in the first quarter of 1996 to $0.1 million in the first quarter of 1997. The decrease is a result of lower sales volume of cable-in-conduit products due to the slow start of rebuild projects and aggressive pricing by competition.

     Selling. Selling expense increased $0.2 million or 12.5% from $1.6 million in the first quarter of 1996 to $1.8 million in the first quarter of 1997, primarily as a result of increased payroll and advertising expenses related to the RMS acquisition, offset by salaries and expenses of an executive officer now included in general and administrative expenses due to expanded responsibility. As a percentage of net sales, selling expense decreased from 15.1% in the 1996 period to 13.7% in the 1997 period.

     General and Administrative. General and administrative expenses increased $0.8 million or 200.0% from $0.4 million in the first quarter of 1996 to $1.2 million in the first quarter of 1997, primarily as a result of increased payroll and related expense in the amount of $0.2 million due to increased staff in the administrative and information systems departments in addition to the reclass of personnel. Travel, legal, auditing and professional services increased $0.3 million as a result of becoming a publicly traded company. Depreciation, insurance and facilities expense increased $0.1 million as a result of the RMS acquisition. As a percentage of net sales, general and administrative increased from 3.6 % in the 1996 period to 9.5% in the 1997 period.

License Fees. License fees decreased $0.5 million in 1997 as a result of the termination of the Channell patents during 1996.

     Research and Development. Research and development expenses increased $0.1 million or 100.0% from $0.1 million in the first quarter of 1996 to $0.2 million in the first quarter of 1997, primarily as a result of increased payroll and related expenses due to the reclass of personnel.

     Income from Operations. As a result of the items discussed above, income from operations decreased $0.1 million or 4.8% from $2.2 million in the first quarter of 1996 to $2.1 million in the first quarter of 1997 and operating margin decreased from 21.3% to 16.4%.

     Income Taxes. Income taxes increased $0.9 million from $0.1 million in the first quarter of 1996 to $1.0 million in the first quarter of 1997 due to the termination of the S Corporation status at the time of the Initial Public Offering. Since the Initial Public Offering, the Company pays Federal and State income taxes at a C Corporation rate.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter was $0.9 million and $0.6 million in 1996 and 1997, respectively. Net cash used in financing activities was $1.4 million in 1996 and $0.8 million in 1997, respectively. Net cash used in investing activities was $0.5 million and $2.5 million in 1996 and 1997, respectively.

     Acccounts receivable increased from $6.7 million at December 31, 1996, to $7.6 million at March 31, 1997. Inventories increased from $2.9 million at December 31, 1996 to $5.7 million at March 31, 1997. The above are primarily as a result of the acquisition of RMS Electronics, Inc.

     The Company made capital expenditures for the first quarter of $0.5 million and $0.4 million in 1996 and 1997, respectively, and anticipates increased capital spending for product tooling, test equipment, and computer hardware and software as it implements its new product development plans.

     The Company has historically financed its operations and capital expenditures through internally generated funds and bank borrowings. The Company maintains a revolving credit facility with a $3.5 million working capital revolving line of credit and a $4.8 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facilities expire on May 1, 1997.

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

10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)
10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (1)
10.20     Letter Agreement regarding employment, Andrew M. Zogby (2)
10.21     Letter Agreement regarding employment, John B. Kaiser (2)
11        Computation of Proforma Income per Share (2)
27        Financial Data Schedule (3)


_______

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3)  Filed herewith.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  May 13, 1997        By: /s/ Gary W. Baker
                                --------------------------
                                Gary W. Baker
                                Chief Financial Officer