Form 10-Q
period 1997-06-30
CHANNELL COMMERCIAL CORP
filed 1997-08-13
CIK 1013696

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

                                      92591
                                   (Zip Code)

                                 (909) 694-9160
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    -----
         9,237,000 shares of common stock of the Registrant were outstanding at June 30, 1997.

                         CHANNELL COMMERCIAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                   Six months ended    Three months ended
                                                         June 30            June 30
                                                   -------   -------   -------   -------
                                                     1997      1996      1997      1996
                                                   -------   -------   -------   -------
Net sales                                          $28,468   $23,240   $15,664   $12,961
Cost of goods sold                                  16,320    12,713     8,659     6,975
                                                   -------   -------   -------   -------

             Gross profit                           12,148    10,527     7,005     5,986
Commission income                                      336       510       188       280
                                                   -------   -------   -------   -------
                                                    12,484    11,037     7,193     6,266
Operating expenses
             Selling                                 3,571     3,441     1,818     1,888
             General and administrative              2,248       795     1,038       425
             License fees -- related party              --       531        --        --
             Research and development                  473       267       238       139
                                                   -------   -------   -------   -------
                                                     6,292     5,034     3,094     2,452
                                                   -------   -------   -------   -------
             Income from operations                  6,192     6,003     4,099     3,814

Interest (expense) income                              501       128       202        63
                                                   -------   -------   -------   -------

             Income before income taxes              6,693     5,875     4,301     3,751

Income taxes                                         2,744       220     1,763        98
                                                   -------   -------   -------   -------

             Net income                            $ 3,949   $ 5,655   $ 2,538   $ 3,653
                                                   =======   =======   =======   =======

             Net income per share                  $  0.43             $  0.28
                                                   =======             =======

             Weighted average shares outstanding     9,237               9,237
                                                   =======             =======

PRO FORMA INFORMATION:
             Historical income before income
              taxes                                          $ 5,875             $ 3,751
             Pro forma income taxes                            2,409               1,564
                                                             -------             -------

             Pro forma net income                             $3,466             $ 2,187
                                                              ======             =======

             Pro forma net income per share                   $ 0.45             $  0.28
                                                              ======             =======

             Pro forma weighted average shares
              outstanding                                      7,695               7,695
                                                              ======             =======


                        CHANNELL COMMERCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

             (amounts in thousands, except share and per share data)

                                                                        Unaudited
                                                                         June 30,   December 31,
                                                                           1997         1996
                                                                      -----------   -----------
ASSETS
CURRENT ASSETS
             Cash                                                         $ 6,362     $ 9,190
             Investments                                                   11,406      11,406
             Accounts receivable (net)                                      9,363       6,685
             Inventories                                                    5,775       2,908
             Deferred income taxes                                            363         321
             Prepaid expenses                                                 499         764
                                                                          -------     -------

                          Total current assets                             33,768      31,274

PROPERTY AND EQUIPMENT AT COST, NET                                        10,651      10,608

DEFERRED INCOME TAXES                                                         519         559
GOODWILL                                                                    1,037          --
OTHER ASSETS                                                                  408         217
                                                                          -------     -------

             TOTAL ASSETS                                                 $46,383     $42,658
                                                                          =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                             $ 2,413     $ 2,048
             Current maturities of capital lease obligations                  161         135
             Accrued expenses                                               1,609       1,167
             Income taxes payable                                             149       1,548
                                                                          -------     -------

                          Total current liabilities                         4,332       4,898
                                                                          -------     -------

NOTE PAYABLE                                                                  400          --
                                                                          -------     -------

CAPITAL LEASE OBLIGATIONS                                                     278         338
                                                                          -------     -------

COMMITMENTS                                                                    --          --

STOCKHOLDERS' EQUITY
             Preferred stock                                                   --          --
             Common stock, par value $.01 per share, authorized --
                            19,000,000 shares; issued and outstanding --
                              9,237,000 shares                                 92          92
             Additional paid-in capital                                    27,991      27,991
             Retained earnings                                             13,290       9,339
                                                                          -------     -------

             TOTAL STOCKHOLDERS' EQUITY                                    41,373      37,422
                                                                          -------     -------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $46,383     $42,658
                                                                          =======     =======

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (amounts in thousands)

                                                               Six months ended
                                                                   June 30,
                                                          ---------------------------
                                                              1997          1996
                                                          ------------- -------------
OPERATING ACTIVITIES:
             Net income                                     $ 3,949    $ 5,655
             Non-cash items included in net income:
                          Depreciation and amortization       1,007        804
             (Increase) decrease in assets:
                          Accounts receivable                (1,443)    (2,659)
                          Inventories                        (1,343)       (31)
                          Prepaid expenses                      303         45
                          Deferred income taxes                  (1)        --
                          Other                                (106)      (402)
             Increase (decrease) in liabilities
                          Accounts payable                     (294)     1,013
                          Accrued expenses                     (347)        53
                          Income taxes payable               (1,399)        21
                                                            -------    -------

Net cash provided by operating activities                       326      4,499
                                                            -------    -------

INVESTING ACTIVITIES:
             Acquisition of property and equipment             (998)      (977)
             Acquisition of RMS Electronics, Inc.            (2,085)        --
                                                            -------    -------

Net cash used in investing activities                        (3,083)      (977)
                                                            -------    -------

FINANCING ACTIVITIES:
             Repayment of debt                                   --       (558)
             Repayment of obligations under capital lease       (71)        66
             Dividends paid                                      --     (3,199)
                                                            -------    -------

Net cash used in financing activities                           (71)    (3,691)
                                                            -------    -------

Decrease in cash                                             (2,828)      (169)
Cash, beginning of period                                     9,190      1,375
                                                            -------    -------

Cash, end of period                                         $ 6,362    $ 1,206
                                                            =======    =======

Cash paid during the period for:
             Interest                                       $    63    $   132
                                                            =======    =======
             Income taxes                                   $ 4,241    $   229
                                                            =======    =======

Noncash investing and financing activities:
             Note payable issued for acquisition
             of RMS Electronics, Inc.                       $   400
                                                            =======


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  (Amounts in thousands except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three- and six- month periods ended June 30, 1997 and 1996, (b) the financial position at June 30, 1997, and (c) the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 have been made. The results for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results for the entire year 1997.

2. Pro forma financial information: Prior to the Company's Initial Public Offering of common stock in July 1996 (the "IPO"), it was an S Corporation for federal and state income tax purposes. The pro forma income statement presentation reflects a provision for income taxes as if the Company had always been a C Corporation using an assumed effective tax rate of approximately 41%.

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding of 7,695 for the six months ended June 30, 1996 includes 1,558 shares assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions to stockholders.

3. Exclusive licensing agreements: The exclusive licensing agreements relating to the Channell Patents were terminated in April 1996 and, accordingly, no license fees expense has been reflected in the accompanying statements of income since the three-month period ended March 31, 1996.

4. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                  June 30,
                                    1997
                                  --------
              Raw materials       $ 1,319
              Work-in process         855
              Finished goods        3,601
                                  -------
                                  $ 5,775
                                  =======

5. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At June 30, 1997, there were no material differences between the fair value and cost of these marketable securities.

6. Effective January 3, 1997, the Company acquired the assets of RMS Electronics, Inc. As of this date, the Company has prepared consolidated financial statements with its wholly owned subsidiary, RMS U.K.

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

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would equal the primary earnings per share for the periods ended June 30, 1997 and 1996.

8. On July 1, 1997, the Company purchased 100% of the shares of Standby Electronics Corp., a privately held Canadian corporation.

Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition



     RESULTS OF OPERATIONS

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 WITH THE SIX MONTHS ENDED JUNE 30, 1996

          Net Sales. Net sales increased $5.3 million or 22.8% from $23.2 million in the first six months of 1996 to $28.5 million in the first six months of 1997. CATV net sales increased $4.7 million or 22.9% from $20.5 million in the first six months of 1996 to $25.2 million in the first six months of 1997 as a result of the sales of $3.6 million of RF passive electronic devices by RMS and $1.1 million of continued moderate growth from system upgrade and new network construction projects. Telecommunications net sales increased $0.6 million or 22.2% from $2.7 million in the first six months of 1996 to $3.3 million in the first six months of 1997 as a result of increased activity in conventional copper-based telephone products.

          Domestic net sales increased $3.1 million or 14.6% from $21.2 million in the first six months of 1996 to $24.3 million in the first six months of 1997, principally due to sales of $1.9 million of RF passive devices and $1.2 million of outside plant products for network construction. International net sales increased $2.2 million or 110.0% from $2.0 million in the 1996 period to $4.2 million in the 1997 period, principally as a result of $1.7 million of RF passive devices.

          Gross Profit. Gross profit increased $1.6 million or 15.2% from $10.5 million in the first six months of 1996 to $12.1 million in the first six months of 1997. $1.0 million of this improvement is due to RF passive devices. Gross margin decreased from 45.3% to 42.7% during the comparable periods due to a 27.8% margin contribution from the sales of RF passive devices.

          Commission Income. Commission income decreased $0.2 million or 33.3% from $0.5 million in the first six months of 1996 to $0.3 million in the first six months of 1997. The decrease is a result of aggressive pricing by competition and lower sales volume of cable-in-conduit products due to severe winter weather conditions in the eastern part of the United States during the first quarter of 1997.

          Selling. Selling expense increased $0.2 million or 5.9% from $3.4 million in the first six months of 1996 to $3.6 million in the first six months of 1997, primarily as a result of increased sales and marketing expenses related to the RMS acquisition, offset by salaries and expenses of an officer now included in general and administrative expenses due to expanded responsibility. As a percentage of net sales, selling expense decreased from 14.8% in the 1996 period to 12.5% in the 1997 period.

          General and Administrative. General and administrative expenses increased $1.4 million or 175.0% from $0.8 million in the first six months of 1996 to $2.2 million in the first six months of 1997, primarily as a result of increased payroll and employee benefits in the amount of $0.5 million due to increased staffing in administrative and information systems departments as a result of the RMS acquisition and the salaries of an executive officer now included in general and administrative. Travel, legal, auditing and professional services increased $0.6 million as a result of being a publicly traded company. Depreciation, insurance and facilities expenses increased $0.2 million as a result of the RMS acquisition. As a percentage of net sales, general and administrative expense increased from 3.4% in the 1996 period to 7.9% in the 1997 period.

          License Fees. License fees decreased $0.5 million in 1997 as a result of the termination of the Channell Patents during 1996.

          Research and Development. Research and development expenses increased $0.2 million or 66.6% from $0.3 million in the first six months of 1996 to $0.5 million in the first six months of 1997 primarily as a result of increased payroll and expenses associated with increased staffing. As a percentage of net sales, research and development expense increased from 1.1% in 1996 to 1.2% in 1997. Research and development expense will continue to be higher for the remainder of 1997 as the Company implements its new product development plans.

          Income from Operations. As a result of the items discussed above, income from operations increased $0.2 million or 3.3% from $6.0 million in the first six months of 1996 to $6.2 million in the first six months of 1997, while operating margin decreased from 25.8% to 21.8%.

          Income Taxes. Income taxes increased $2.5 million from $0.2 million in the first six months of 1996 to $2.7 million in the first six months of 1997 due to the termination of the S Corporation status at the time of the Initial Public Offering. Since the Initial Public Offering, the Company pays Federal and State income taxes at a C Corporation rate.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 WITH THE THREE MONTHS ENDED JUNE 30, 1996

          Net Sales. Net sales increased $2.7 million or 20.8% from $13.0 million in the second quarter of 1996 to $15.7 million in the second quarter of 1997. CATV net sales increased $2.3 million or 19.8% from $11.6 million in the second quarter of 1996 to $13.9 million in the second quarter of 1997 as a result of the sales of $1.6 million of RF passive electronic devices by RMS and continued moderate growth from system upgrade projects. Telecommunications net sales increased $0.4 million or 28.6% from $1.4 million in the second quarter of 1996 to $1.8 million in the second quarter of 1997. This increase is due to increased sales of copper based telephone products.

          Domestic net sales increased $1.3 million or 11.0% from $11.8 million in the second quarter of 1996 to $13.1 million in the second quarter of 1997 due to sales of $0.9 million of RF passive devices and $0.4 million of outside plant products for network construction. International net sales increased $1.4 million or 116.7% from $1.2 million in the 1996 period to $2.6 million in the 1997 period. This sales increase is a result of $0.7 million of RF passive devices and $0.7 million on new broadband and telco construction projects.

          Gross Profit. Gross profit increased $1.0 million or 16.7% from $6.0 million in the second quarter of 1996 to $7.0 million in the second quarter of 1997, $0.5 million of this improvement is due to RF passive devices and $0.5 million is due to improved product mix. Gross margin decreased from 46.2% to 44.7% during the comparable periods, due to a 31.3% margin contribution from the sales of RF passive devices.

          Commission Income. Commission income decreased $0.1 million or 33.3% from $0.3 million in the second quarter of 1996 to $0.2 million in the second quarter of 1997, primarily as a result of aggressive pricing by competition.

          Selling. Selling expense decreased $0.1 million or 5.3% from $1.9 million in the second quarter of 1996 to $1.8 million in the second quarter of 1997. As a percentage of net sales, selling expense decreased from 14.6% in the 1996 period to 11.6% in the 1997 period.

          General and Administrative. General and administrative expenses increased $0.6 million or 150.0% from $0.4 million in the second quarter of 1996 to $1.0 million in the second quarter of 1997. The increase is a result of increased payroll in the amount of $0.3 million due to increased staffing and the salaries of an executive officer now included in general and administrative. Travel, legal and professional services increased $0.3 million as a result of being a publicly traded company. As a percentage of net sales, general and administrative expense increased from 3.3% in the 1996 period to 6.6% in the 1997 period.

          License Fee. License fee expense was not incurred in the second quarter of 1997 as a result of the termination of the license fee agreements in April 1996.

          Research and Development. Research and development expenses increased $0.1 million or 100.0% from $0.1 million in the second quarter of 1996 to $0.2 million in the second quarter of 1997 as a result of increased staffing to implement new product development plans. As a percentage of net sales, research and development expenses increased from 1.1% to 1.5% during the period.

          Income from Operations. As a result of the items discussed above, income from operations increased $0.3 million or 7.9% from $3.8 million in the second quarter of 1996 to $4.1 million in the second quarter of 1997, while operating margin decreased from 29.4% to 26.1%.

          Income Taxes. Income taxes increased $1.7 million from $0.1 million in the second quarter of 1996 to $1.8 million in 1997 as a result of the Company becoming a C Corporation at the time of the Initial Public Offering.

     LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was $0.3 million and $4.5 million for the six months ended June 30, 1997 and 1996, respectively. Net cash used in financing activities was $0.1 million and $3.7 million for the six months ended June 30, 1997 and 1996, respectively. Net cash used in investing activities was $3.1 million and $1.0 million for the six months ended June 30, 1997 and 1996, respectively.

          Accounts receivable increased from $6.7 million at December 31, 1996, to $9.4 million at June 30, 1997, as a result of higher sales during the period and the acquisition of RMS Electronics, Inc. Inventories increased from $2.9 million at December 31, 1996 to $5.8 million at June 30, 1997 as a result of increased work-in-process and finished goods required for increased sales volume and the acquisition of RMS Electronics, Inc.

          The Company made capital expenditures of $1.0 million during the first six months of both 1996 and 1997, and anticipates increased capital spending for product tooling, test equipment, and computer hardware and software.

          The Company has historically financed its operations and capital expenditures through internally generated funds and bank borrowings. The Company currently maintains a revolving credit facility with a $5.0 million working capital revolving line of credit and a $5.0 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facility expires on May 1, 1999.

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

Item 3.    Defaults Upon Senior Securities
     None

Item 4.    Submission of Matters to a Vote of Security Holders
     None

Item 5.    Other Information
     None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit
Number    Description
------    -----------
3.1       Restated Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4         Form of Common Stock Certificate (1)
10.1      Tax Agreement between the Company and the Existing Stockholders (1)
10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3 Business Loan Agreement dated as of May 13, 1997 between the Company and Bank of America National Trust and Savings Association ("Bank of America") (3)
10.5      The Company's Profit Sharing Plan (1)
10.6 Agreement dated as of September 30, 1982 between the Company and Integral Corporation, as amended (1)
10.7 Telephone Sales Agreement dated as of January 23, 1991 between the Company and Integral Corporation (1)
10.8      Employment Agreement between the Company and William H. Channell, Sr.
          (1)
10.9      Employment Agreement between the Company and William H. Channell, Jr.
          (1)
10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.13 Lease dated May 17, 1994 between the Company and the Z. Paul Akian and Sonia Akian Family Trust (1)
10.14 Lease dated March 1, 1994 between the Company and Allstate Life Insurance Company (1)

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


-------
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3)  Filed herewith.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  August 8, 1997       By:  /s/ Gary W. Baker
                                 ------------------------------
                                  Gary W. Baker
                                  Chief Financial Officer