Form 10-Q
period 1997-09-30
CHANNELL COMMERCIAL CORP
filed 1997-11-14
CIK 1013696

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

     9,237,000 shares of common stock of the Registrant were outstanding at September 30, 1997.

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)



                                               Nine months ended              Three months ended
                                                  September 30,                  September 30,
                                             ----------- -----------        ----------- ---------
                                                1997        1996               1997       1996
                                             ----------- -----------        ----------- ---------
Net sales                                       $43,821     $35,194            $15,353   $11,954
Cost of goods sold                               25,274      19,136              8,954     6,423
                                             ----------- -----------        ----------- ---------

        Gross profit                             18,547      16,058              6,399     5,531
Commission income                                   498         784                162       274
                                             ----------- -----------        ----------- ---------
                                                 19,045      16,842              6,561     5,805
Operating expenses
        Selling                                   5,283       4,984              1,712     1,543
        General and administrative                3,221       1,124                973       329
        License fees -- related party               --          531                --        --
        Research and development                    679         398                206       131
                                             ----------- -----------        ----------- ---------
                                                  9,183       7,037              2,891     2,003
                                             ----------- -----------        ----------- ---------
        Income from operations                    9,862       9,805              3,670     3,802

Interest income                                     711          64                210       192
                                             ----------- -----------        ----------- ---------

        Income before income taxes               10,573       9,869              3,880     3,994

Income taxes                                      4,335         574              1,591       354
                                             ----------- -----------        ----------- ---------

        Net income                              $ 6,238     $ 9,295            $ 2,289   $ 3,640
                                              ==========  ==========         ==========  ========

        Net income per share                    $  0.68                        $  0.25   $  0.41
                                              ==========                     ==========  ========

        Weighted average shares outstanding       9,237                          9,237     8,984
                                              ==========                     ==========  ========

Pro forma information:
        Historical income before income taxes               $ 9,869
        Pro forma income taxes                                2,763
                                                         -----------

        Pro forma net income                                $ 7,106
                                                          ==========

        Pro forma net income per share                      $  0.88
                                                          ==========

        Pro forma weighted average shares outstanding         8,125
                                                          ==========

                        CHANNELL COMMERCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

            (amounts in thousands, except share and per share data)


                                                                Unaudited
                                                               September 30,   December 31,
                                                                  1997           1996
                                                               -----------     ----------
ASSETS
Current assets
        Cash                                                      $  6,948      $  9,190
        Investments                                                 11,800        11,406
        Accounts receivable (net)                                    9,035         6,685
        Inventories                                                  6,020         2,908
        Deferred income taxes                                          363           321
        Prepaid expenses                                               574           764
                                                               -----------     ----------

                Total current assets                                34,740        31,274

Property and equipment at cost, net                                 10,896        10,608

Deferred income taxes                                                  519           559
Goodwill                                                             1,991           --
Other assets                                                           239           217
                                                               -----------     ----------

        Total assets                                              $ 48,385      $ 42,658
                                                                ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                          $  2,398      $  2,048
        Current maturities of capital lease obligations                161           135
        Accrued expenses                                             1,092         1,167
        Income taxes payable                                           158         1,548
                                                               -----------     ----------

                Total current liabilities                            3,809         4,898
                                                               -----------     ----------

Note Payable                                                           700            --
                                                               -----------     ----------

Capital Lease Obligations                                              214           338
                                                               -----------     ----------

Commitments                                                                           --

Stockholders' equity
        Preferred stock                                                               --
        Common stock, par value $.01 per share, authorized --
               19,000,000 shares; issued and outstanding --
               9,237,000 shares                                         92            92
        Additional paid-in capital                                  27,991        27,991
        Retained earnings                                           15,579         9,339
                                                               -----------     ----------

        Total stockholders' equity                                  43,662        37,422
                                                               -----------     ----------

        Total liabilities and stockholders' equity                $ 48,385      $ 42,658
                                                                ==========      =========

                                                                    Page 2 of 13

                        CHANNELL COMMERCIAL CORPORATION
                     STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)


                                                                   Nine months ended
                                                                      September 30
                                                                    ----------------
                                                                     1997      1996
                                                                    ------    ------
OPERATING ACTIVITIES:
        Net income                                                  $6,238    $9,295
        Non-cash items included in net income:
                Depreciation and amortization                        1,514     1,143
                Accrued license fees                                   ---       531
        (Increase) decrease in assets:
                Accounts receivable                                   (969)   (2,503)
                Inventories                                         (1,498)     (232)
                Prepaid expenses                                       217      (331)
                Deferred income taxes                                   (1)   (1,063)
                Other                                                  (22)     (315)
        Increase (decrease) in liabilities
                Accounts payable                                      (923)      729
                Accrued expenses                                      (421)      247
                Accrued license fees                                   ---      (471)
                Income taxes payable                                (1,405)       (6)
                                                                    ------    ------

Net cash provided by operating activities                            2,730     7,024
                                                                    ------    ------

INVESTING ACTIVITIES:
        Acquisition of property and equipment                       (1,679)   (1,391)
        Acquisition of marketable securities                          (400)  (11,489)
        Acquisition of RMS Electronics, Inc.                        (2,085)      ---
        Acquisition of Standby Electronics  Corporation               (479)      ---
        Other                                                          ---       308
                                                                    ------    ------

Net cash used in investing activities                               (4,643)  (12,572)
                                                                    ------    ------

FINANCING ACTIVITIES:
        Repayment of debt                                             (194)   (3,179)
        Repayment of obligations under capital lease                  (135)      ---
        Dividends paid                                                 ---   (14,841)
        Proceeds from issuance of long-term debt                       ---        66
        Proceeds from issuance of common stock
         (net)                                                         ---    30,565
        Distribution to shareholders (patents)                         ---    (3,100)
                                                                    ------    ------

Net cash (used in) provided by financing activities                   (329)    9,511
                                                                    ------    ------

Increase in cash                                                    (2,242)    3,963
Cash, beginning of period                                            9,190     1,375
                                                                    ------    ------

Cash, end of period                                                 $6,948    $5,338
                                                                    ======    ======

Cash paid during the period for:
        Interest                                                      $101      $137
                                                                    ======    ======
        Income taxes                                                $5,758    $1,361
                                                                    ======    ======
Noncash investing and financing activities:
        Notes payable issued for acquisition
        of subsidiaries                                               $700
                                                                    ======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 (Amounts in thousands except per share data)



1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, (b) the financial position at September 30, 1997, and (c) the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 have been made. The results for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results for the entire year 1997.

2. Pro forma financial information: Prior to the Company's Initial Public Offering of common stock in July 1996 (the "IPO"), it was an S Corporation for federal and state income tax purposes. The pro forma income statement presentation reflects a provision for income taxes as if the Company had always been a C Corporation using an assumed effective tax rate of approximately 41%.

     Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding of 8,125 for the nine months ended September 30, 1996 includes 1,558 shares assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions to stockholders.

3. Income Taxes: In July 1996, the Company terminated its election to be taxed as an S Corporation. As a result of this termination, the Company became liable for income taxes. Accordingly, as required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities. The effect of recording these net deferred tax assets upon the results of operations was $1.063 million; $0.12 per share, for the quarter ended September 30, 1996 and $0.13 per share for the nine months ended September 30, 1996.

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

5. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                September 30,
                                                     1997
                                               ---------------

                        Raw materials                 $ 1,360
                        Work-in process                 1,057
                        Finished goods                  3,603
                                               ---------------
                                                      $ 6,020
                                               ===============

6. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities is therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At September 30, 1997, there were no material differences between the fair value and cost of these marketable securities.

7. Effective January 3, 1997, the Company acquired the assets of RMS Electronics, Inc. Since this date, the Company has prepared consolidated financial statements with its wholly owned subsidiary, RMS U.K.

8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 would equal the primary earnings per share for the periods ended September 30, 1997 and 1996.

9. On July 1, 1997, the Company formed and capitalized a new wholly owned Canadian subsidiary, which in turn purchased 100% of the shares of Standby Electronics Corp., a privately held Canadian corporation. Since this date, the Company has prepared consolidated financial statements with these new subsidiaries.

10. The Company has guaranteed a shareholder loan secured by land and building which is leased to the Company. The facility is subject to a ten year lease with two five year renewable options.

11. On October 30, 1997, the Company purchased a 92,000 square foot building located in Temecula, California at a cost of $3,750,000.

Part 1 - Financial Information

   Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales increased $8.6 million or 24.4% from $35.2 million in the first nine months of 1996 to $43.8 million in the first nine months of 1997. CATV net sales increased $7.8 million or 25.4% from $30.7 million in the first nine months of 1996 to $38.5 million in the first nine months of 1997 as a result of the sales of $6.0 million of RF passive electronics devices by RMS, $1.4 million of moderate growth from system upgrade and new network construction projects, and $0.4 million of Standby Electronics enclosures.
Telecommunications net sales increased $0.8 million or 17.8% from $4.5 million in the first nine months of 1996 to $5.3 million in the first nine months of 1997 as a result of continued growth of sealed plant products.

     Domestic net sales increased $5.8 million or 18.8% from $30.9 million in the first nine months of 1996 to $36.7 million in the first nine months of 1997, principally due to sales of $3.2 million of RF passive devices and $2.6 million of outside plant products for network construction. International net sales increased $2.8 million or 65.1% from $4.3 million in the 1996 period to $7.1 million in the 1997 period as a result of $2.8 million of RF passive devices sales, $0.4 million of Standby Electronics enclosures and a decrease of $0.4 million in broadband business due to the delay of broadband network construction projects in the Pacific Rim area.

     Gross Profit. Gross profit increased $2.4 million or 14.9% from $16.1 million in the first nine months of 1996 to $18.5 million in the first nine months of 1997. $1.7 million of this improvement is due to RF passive devices and an increase in sales volume, which resulted in higher operating leverage and a favorable inventory adjustment of $0.2 million in the third quarter. Gross margin decreased from 45.6% to 42.3% during the comparable periods due to a 28.0% margin contribution from the sales of RF passive devices and a 33.8% margin contribution from the sales of Standby Electronics enclosures.

     Commission Income. Commission income decreased $0.3 million or 37.5% from $0.8 million in the first nine months of 1996 to $0.5 million in the first nine months of 1997. The decrease is a result of aggressive pricing by competition and lower sales volume of cable-in-conduit products in the eastern part of the United States due to severe winter weather conditions during the first quarter of 1997.

     Selling. Selling expense increased $0.3 million or 6.0% from $5.0 million in the first nine months of 1996 to $5.3 million in the first nine months of 1997, primarily as a result of increased sales and marketing expenses related to the RMS and Standby Electronics subsidiaries, offset by the salary and expenses of an officer now classified in general and administrative expenses due to expanded responsibility. As a percentage of net sales, selling expense decreased from 14.2% in the 1996 period to 12.1% in the 1997 period.

     General and Administrative. General and administrative expenses increased $2.1 million or 190.9% from $1.1 million in the first nine months of 1996 to $3.2 million in the first nine months of 1997, primarily as a result of increased payroll and employee benefits in the amount of $0.9 million due to increased staffing in administrative and information systems departments as a result of the RMS and Standby Electronics subsidiaries and the salary of an executive officer now classified in general and administrative. Travel, legal, auditing and professional services increased $0.8 million as a result of being a publicly traded company. Depreciation, insurance and facilities expenses increased $0.3 million as a result of the RMS acquisition. As a percentage of net sales, general and administrative expense increased from 3.2% in the 1996 period to 7.4% in the 1997 period.

     License Fees. License fees decreased $0.5 million in 1997 as a result of the termination of the Channell patents during 1996.

     Research and Development. Research and development expenses increased $0.3 million or 75.0% from $0.4 million in the first nine months of 1996 to $0.7 million in the first nine months of 1997 primarily due to increased payroll and expenses associated with increased staffing. As a percentage of net sales, research and development expenses increased from 1.1% in 1996 to 1.6% in 1997. Research and development expenses will continue to be higher for the remainder of 1997 as the Company implements its new product development plans.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.1 million or 1.0% from $9.8 million in the first nine months of 1996 to $9.9 million in the first nine months of 1997, while operating margin decreased from 27.9% to 22.5%.

     Income Taxes. Income taxes increased $3.7 million from $0.6 million in the first nine months of 1996 to $4.3 million in the first nine months of 1997. The increase is principally due to the termination of the S Corporation status, as a result of the Initial Public Offering, at which time the Company recorded deferred tax assets on its Balance Sheet with a corresponding credit to its income tax expense. The effect of recording these net deferred tax assets upon the net income for the nine months ended September 30, 1996, was $1.063 million. If the deferred income tax assets had not been recorded, pro-forma income taxes would have been $3.826 million for the nine months ended September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales increased $3.4 million or 28.3% from $12.0 million in the third quarter of 1996 to $15.4 million in the third quarter of 1997. CATV net sales increased $3.2 million or 31.4% from $10.2 million in the third quarter of 1996 to $13.4 million in the third quarter of 1997 as a result of the sales of $2.4 million of RF passive electronics devices by RMS, $0.4 million of system upgrade projects and $0.4 million of Standby Electronics enclosure sales. Telecommunications net sales increased $0.2 million or 11.1% from $1.8 million in the third quarter of 1996 to $2.0 million in the third quarter of 1997 due to increased sales of sealed plant products.

     Domestic net sales increased $2.7 million or 27.8% from $9.7 million in the third quarter of 1996 to $12.4 million in the third quarter of 1997, primarily due to sales of $1.5 million of RF passive devices and $1.2 million of outside plant products for network construction. International net sales increased $0.7 million or 30.4% from $2.3 million in the third quarter of 1996 to $3.0 million in the third quarter of 1997 as a result of the sales of $1.1 million of RF passive devices, $0.4 million of Standby Electronics enclosures and a decrease of $0.8 million in broadband business due to delays in broadband construction projects in the South Pacific and Asia.

     Gross Profit. Gross profit increased $0.9 million or 16.4% from $5.5 million in the third quarter of 1996 to $6.4 million in the third quarter of 1997, $0.7 million of this improvement is due to RF passive devices with the balance being a result of an inventory adjustment. Gross margin decreased from 46.1% to 41.6% during the comparable periods due to a 29.2% margin contribution from the sales of RF passive devices.

     Commission Income. Commission income decreased $0.1 million or 33.3% from $0.3 million in the third quarter of 1996 to $0.2 million in the third quarter of 1997, primarily as a result of aggressive pricing by competition.

     Selling. Selling expenses increased $0.2 million or 13.3% from $1.5 million in the third quarter of 1996 to $1.7 million in the third quarter of 1997. No single item accounts for a significant amount of the increase. As a percentage of net sales, selling expense decreased from 12.9% in the 1996 period to 11.1% in the 1997 period.

     General and Administrative. General and administrative expenses increased $0.7 million or 233.3% from $0.3 million in the third quarter of 1996 to $1.0 million in the third quarter of 1997. The increase is a result of increased payroll in the amount of $0.2 million due to increased staffing and the salary of an executive officer now classified in general and administrative. Travel, legal and professional services increased $0.2 million as a result of being a publicly traded company. Depreciation, insurance and facilities expenses increased $0.1 million as a result of the RMS and Standby Electronics subsidiaries. As a percentage of net sales, general and administrative expense increased from 2.7% in the 1996 period to 6.3% in the 1997 period.

     Research and Development. Research and development expenses increased $0.1 million or 100.0% from $0.1 million in the third quarter of 1996 to $0.2 million in the third quarter of 1997 as a result of increased staffing. As a percentage of net sales, research and development increased from 1.1% to 1.3% during the period.

     Income from Operations. As a result of the items discussed above, income from operations decreased $0.1 million or 2.6% from $3.8 million in the third quarter of 1996 to $3.7 million in the third quarter of 1997, and operating margin decreased from 31.8% to 23.8%.

     Income Taxes. Income taxes increased $1.2 million from $0.4 million in the third quarter of 1996 to $1.6 million in the third quarter of 1997. The increase is principally due to the termination of the S Corporation status, at the time of the Initial Public Offering, upon which the Company recorded deferred tax assets on its Balance Sheet with a corresponding credit to its Statement of Operations. The effect of recording these net deferred tax assets upon the net income for the three months ended September 30, 1996, was $1.063 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.7 million and $7.0 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in investing activities was $4.6 million and $12.6 million for the nine months ended September 30, 1997 and 1996, respectively. Net cash used in financing activities was $0.3 million for the nine months ended September 30, 1997, and $9.5 million was provided from financing activities for the nine months ended September 30, 1996.

     Accounts receivable increased from $6.7 million at December 31, 1996, to $9.0 million at September 30, 1997, as a result of increased sales during the period and the acquisitions of RMS Electronics, Inc. and Standby Electronics Corporation. Inventories increased from $2.9 million at December 31, 1996 to $6.0 million at September 30, 1997, as a result of increased work-in-process and finished goods required for the increased sales volume forecasted and the acquisitions of RMS Electronics, Inc. and Standby Electronics Corporation.

     The Company made capital expenditures of $1.7 million and $1.4 million during the first nine months of 1997 and 1996, respectively, and anticipates increased capital spending in the last quarter of 1997.

     The Company has historically financed its operations and capital expenditures through internally generated funds and bank borrowings. The Company currently maintains a revolving credit facility with a $5.0 million working capital revolving line of credit and a $5.0 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facilities expires on May 1, 1999.

     The Company believes that income from operations, coupled with borrowings under its revolving credit facilities and proceeds from the Initial Public Offering will be sufficient to fund the Company's capital expenditure and working capital requirements.

     Forward-looking statements contained within this form 10-Q are subject to many uncertainties in the corporation's operations and business environments. Examples of such uncertainties include customer demand, low material costs and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's Annual Report and S-1 filed with the Securities and Exchange Commission.

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

10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)
10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (1)
10.20     Letter Agreement regarding employment, Andrew M. Zogby (2)
10.21     Letter Agreement regarding employment, John B. Kaiser (2)
11        Computation of Proforma Income per Share (2)
27        Financial Data Schedule (4)


_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 13, 1997.
(4)  Filed herewith.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)



Dated:  November 11, 1997       By:  /s/Gary W. Baker
                                  ___________________
                                Gary W. Baker
                                Chief Financial Officer