Form 10-K
period 1997-12-31
CHANNELL COMMERCIAL CORP
filed 1998-03-30
CIK 1013696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X[ Annual report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                Commission File Number ________________________

                        CHANNELL COMMERCIAL CORPORATION
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


               Delaware                                95-2453261
         ----------------------                    --------------------
(State or other jurisdiction of incorporation)    (IRS Employer Identification
                                                   No.)


                                26040 Ynez Road
                            Temecula, CA  92591-9022

       ------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  On March 16, 1998, the Registrant had 9,237,000 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 3,312,173 shares held by non-affiliates of the Registrant was $36,434,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                               TABLE OF CONTENTS

PART I

Item 1.   BUSINESS.........................................................   1

Item 2.   PROPERTIES.......................................................   8

Item 3.   LEGAL PROCEEDINGS................................................   8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   8

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS..............................................   9

Item 6.   SELECTED FINANCIAL DATA..........................................  10

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................  12

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  22

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.........................................  22

PART III

Item 10.  EXECUTIVE OFFICERS AND DIRECTORS.................................  23

Item 11.  EXECUTIVE COMPENSATION...........................................  25

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  29

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  30

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  31

FINANCIAL STATEMENTS....................................................... F-1

GLOSSARY OF TERMS.......................................................... G-1

                                     PART I

ITEM 1.    BUSINESS
           --------

BACKGROUND

  Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591-9022, and its telephone number at that address is (909) 694-9160.

GENERAL

  The Company is a leading designer and manufacturer of precision-molded, thermoplastic and metal fabricated enclosures supplied worldwide to telecommunications network operators. The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna TV ("CATV") and telephone operators. The Company's products house, protect and provide access to advanced telecommunications electronics and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The products are deployed within the portion of local signal delivery network, commonly known as the "outside plant", that connects the network provider's signal origination office with residences and businesses. As a result of the acquisition of RMS Electronics, Inc. ("RMS"), the Company is a supplier of passive RF electronics, which are typically used in conjunction with enclosure products. The Company also supplies enclosures for the power utility industry and markets a complete line of grade level boxes for buried and underground network applications, in order to provide a full system solution to meet its customer's outside plant requirements.

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

  Demand for enclosures in the communications industry depends primarily on the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV operators and local telephone companies. In particular, technological developments in the communications industry are resulting in significant increases in system upgrades. For example, within the CATV segment of the industry, networks are being upgraded to support new advanced two-way services, including internet access via cable modems, telephony and PCS transport. Within the local telephone company segment of the industry, local telephone operators are employing new advanced technologies, such as HDSL and ADSL, which utilize traditional copper wires for broadband services and which are expected to increase the need for fully sealed outside plant facilities in order to improve network reliability and longevity. In addition, as local telephone companies build broadband networks for the delivery of integrated voice, video and data services competitive with CATV, they are expected to require new enclosure products designed for optical fiber-based networks. These and other technological, regulatory and competitive factors are expected to result in continued growth of the market for enclosure products designed for the communications industry.

BUSINESS STRATEGY

  The Company's strategy is to capitalize on opportunities in the global communications industry by providing enclosures and complementary products to meet the evolving needs of its customers' communications networks. The Company's wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers. Principal elements of the Company's strategy include the following:

  CONTINUE TO FOCUS ON CORE CATV BUSINESS. The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of broadband enclosures for the CATV industry in the United States and Canada through new product development for both domestic and international market applications. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators. In addition to its core thermoplastic broadband enclosure products, the Company has positioned itself to increase its participation in the large scale CATV network construction and upgrade programs anticipated over the next several years by attaining incremental sales opportunities through the recently acquired RMS and Standby Electronics Corp. ("Standby Electronics"), product lines which can be marketed as complementary product lines by the Company. With the addition of these acquisitions, the Company is now able to offer a more complete package of products used by CATV network orperators as they upgrade their networks in order to provide additional services and expand network capacity. These expansions and upgrades are expected to enable CATV operators to accommodate increased consumer demand for internet access via cable modem, telephone and enhanced video services. From 1993 to 1997, the Company's net sales to the CATV industry increased from $20.4 million to $52.7 million.

  INCREASE SALES TO LOCAL TELEPHONE COMPANIES. The Company seeks to leverage its in-depth knowledge of, and expertise in, the broadband telecommunications and telephone markets to provide innovative enclosure solutions for the telephone industry. From 1993 to 1997, the Company's net sales to local telephone companies increased from $3.3 million to $7.2 million. The Company intends to continue to invest in the development of a broader range of products designed specifically for telephone market applications. The Company has already achieved significant success in marketing its traditional CATV/broadband products to local telephone companies which have been designing and deploying broadband networks to deliver competitive video and data services. The Company will continue to target this market for growth, both directly with telephone network operators and major system OEMs.

  EXPAND INTERNATIONAL PRESENCE. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, Mexico, South America, the Pacific Rim, the Middle East and Europe. From 1993 to 1997, the Company's international net sales increased from $3.4 million to $10.9 million. Trends expected to result in international growth opportunities include the deregulation and privatization of telecommunications in many international markets, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multi-national expansion by many U.S. based network carriers. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and the availability of capital for the construction of signal delivery networks.

  DEVELOP NEW PRODUCTS AND ENTER NEW BUSINESS SEGMENTS. The Company continues to leverage its core capabilities by developing innovative products that meet the changing needs of its customers. Examples of innovative products developed by the Company include its low profile (i.e., close to the ground) enclosures that permit 360 degree access and advanced heat dissipation enclosures and products acquired through its acquisitions. Such features, in addition to other product improvements developed by the Company over many years, received U.S. patent protection and improve the performance and ease of use of the Company's products in its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer differential advantages over other suppliers to the industry. In addition, the Company will seek to diversify its customer base by developing new products for customers outside the communications industry that require enclosure products, such as the utility industry.

PRODUCTS

  The Company manufactures precision-molded, highly engineered thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having received field testing and other approvals and standardization certifications from major CATV and telephone company operators. The majority of the Company's products are specifically designed for buried and underground network architectures, including enclosures that provide technicians with access to these networks for maintenance, upgrades and installation of new services. These types of networks and enclosures are generally preferred by the Company's customers due to increased network reliability, lower maintenance requirements, improved security, utility right of way issues and aesthetic appeal. Enclosure products for these networks must be secure, durable and aesthetically pleasing and often provide advanced heat dissipation characteristics required for active electronics. The Company also manufactures products that are flush-to-grade and buried, requiring environmental sealing and load-bearing capabilities. The majority of the Company's products are constructed of thermoplastic and fitted with metal frameworks, fasteners and locking mechanisms. The Company also designs and manufactures a series of termination blocks, brackets and cable management devices that are mounted inside its enclosure products. The Company is recognized for its differentiated product designs and the functionality, field performance and service life of its products as compared with alternative products.

  To support its complete system approach in the "curb to home infrastructure" portion of broadband telecommunications networks, the Company acquired RMS. RMS is a designer and supplier of high performance RF passive electronic devices, such as outdoor and indoor taps, signal splitters/combiners and power inserters, all standard components deployed in CATV systems and broadband telecommunications networks. The Company also acquired Standby Electronics, a designer and supplier of metal fabricated enclosures to house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks. The above electronic devices and enclosures are components of the complete systems approach and are used in conjunction with the Company's core enclosure products.

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

  The Company currently markets 50 enclosure product families, with numerous options that result in several thousand product configurations.

  The primary functions of the Company's products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security. The Company believes that it offers the broadest line of enclosure products for use in the telecommunications industry. In addition to being widely deployed by CATV operators, these products are also now being approved for use by a number of telephone companies that are adding fiber optic and broadband functionality to their networks. The Company anticipates demands for the broadband product line to result from continued construction of broadband networks and upgrades of existing CATV networks to accommodate enhanced video services, internet access via cable modems and wireless PCS transport.

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

  Historically, the Company's sealed plant products have been deployed in areas characterized by severe flooding, moisture and corrosion problems. Recently, some telephone companies have adopted a complete sealed plant strategy designed to enhance the reliability of their networks, reduce maintenance costs and extend the service life of their copper-based systems. In addition, management expects that demand for sealed plant products may result from new transmission technologies that enhance the capabilities and capacity of existing copper networks, such as HDSL and ADSL, which support high-speed data, video and internet access over existing copper wires. As a result of these technologies, it is anticipated that network operators may seek to upgrade their copper wire facilities in order to improve reliability and performance. The Company's active electronic enclosures and sealed plant products are well suited for such applications.

  The Company continues to review new products to complement its existing product line and marketing strengths. New product development initiatives being studied by the Company include additional products for the telecommunications markets as well as new products for customers in industries outside of the communications industry, such as the utility industry.

MARKETING AND SALES

  The Company markets its products primarily through a direct sales force of 26 technically trained salespeople as of December 31, 1997. The Company's sales force is based in North America and select international markets and is divided into three groups covering domestic CATV customers, domestic telecommunications customers and international customers. The Company employs an application-based, system approach to marketing its products, offering the customer, where appropriate, a complete, cost-effective system solution to meet its enclosure and other outside plant requirements. All sales personnel have technical expertise in the products they market and are assisted by the Company's engineering and technical marketing specialists in designing these system solutions.

  The Company's direct sales force is supported by a sales/customer service department that administers and schedules incoming orders, requests for product enhancements and service inquiries. This department has locations in Temecula, California, Canada and the United Kingdom, and maintains direct communications with customers and the Company's field sales and operations personnel. As of December 31, 1997, the Company employed eleven people in its sales/customer service department.

  The sales force receives additional support from the Company's technical and product marketing department. The field technical service personnel within this department work closely with the sales staff and customers to develop system solutions and provide a full range of technical support, training and certification for users of the Company's products. The product marketing personnel within this department perform a variety of functions, including product line management and general marketing services. These individuals also provide the Company with strategic plans for product development, new market access, acquisitions and strategic alliances and work closely with the Company's sales, engineering and manufacturing departments to implement such strategic plans. As of December 31, 1997, the Company employed eleven people in its technical and product marketing department.

  The marketing department also promotes and positions the Company both domestically and internationally by performing functions relating to public relations, product literature, market research and advertising. The Company participates regularly in industry trade shows and exhibits for the telecommunications markets.

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

  The Company's Temecula facility contains approximately 352,000 square feet of manufacturing, warehouse and office space designed and constructed specifically to the Company's requirements, including an adjacent 92,000 square foot building purchased in November 1997. The newly purchased building will house a vertically integrated sheet metal fabrication and assembly cell, an expanded tool and die production facility and a new research and development center. The Company also has a 24,000 square foot manufacturing, warehouse and office facility located in Mississauga, Ontario, Canada. In the second quarter of 1997, the Company was awarded ISO-9000 certification, a world-wide industry standards certification, with respect to its Temecula manufacturing facility. Management has followed a long-term capacity plan, adding the equipment, facilities and trained personnel required to support anticipated growth of the Company's business. As a result, management believes the Company's manufacturing facilities are adequate to meet anticipated product demand for the foreseeable future.

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

PRODUCT DEVELOPMENT AND ENGINEERING

  The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the communications industry on a wide scale. Since the original introduction of its products, the Company has continued to design all of its own products and develop core capabilities in product engineering and development. As a result, in response to demands of the communications industry for increasingly sophisticated enclosure products, the Company has been able to develop a series of products with effective heat dissipation qualities; a superior environmental sealing and protection system that, unlike many competitors' products, does not require gels, compounds or heat shrink to maintain the required seal; easy access for technicians through circular covers that can be removed to fully expose the enclosed electronics; compatibility with a variety of signal delivery network architectures; and versatility to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware. Many of the Company's thermoplastic enclosure products are now considered state-of-the-industry, having received field testing and other approvals and standardization certifications from major CATV and telephone company operators. With the acquisitions of RMS and Standby Electronics, the Company is engaged in extensive new product development programs in both RF passive electronics and metal fabricated enclosures.

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

  As of December 31, 1997, the Company employed 13 people in its product development and engineering department. The Company spent approximately $0.5 million in 1994, 1995 and 1996, and $1.0 million in 1997 on research and development.

CUSTOMERS

  The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally developed nations. During 1997, the Company shipped products to more than 4,000 customer locations, and its five largest customers accounted for 42.7% of total net sales. In 1997, the Company's five largest customers (by sales volume) were, in the United States, Cox, Comcast, GTE, Media One and Time Warner. In international markets, the Company's five largest customers (by sales volume) were Rogers Communications (Canada), Shaw Cable (Canada), Telonix (Canada), Union De Compas Canitec (Mexico), and Satel (Poland). Two customers, Media One and Time Warner, accounted for 10.0% and 15.1%, respectively, of the Company's net sales in 1997.

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

COMPETITION

  The industries in which the Company operates are highly competitive. The Company believes, however, that several factors, including its ability to service national and multi-national customers, its direct sales force, its focus on enclosure products, its specialized engineering resources and vertically integrated manufacturing operations provide the Company with a competitive advantage. Management believes the principal competitive factors in the communications equipment market are product availability, customer service, product performance, new product capabilities and price. Competitive price pressures are common in the industry. In the past, the Company has responded to these pressures effectively with cost control through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection and an aggressive procurement philosophy. In addition, in the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. In connection with the deregulation of the telecommunications segment and the related convergence occurring within the CATV and telecommunications industries, it is uncertain whether and the extent to which such field testing will continue to be required. While field testing can delay the introduction of new products, it can also act as a competitive advantage in that it makes new product introduction and sales by competitors more difficult.


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

EMPLOYEES

  As of December 31, 1997, the Company employed 296 people (including 33 temporary employees), of whom 45 were in sales, 224 were in manufacturing operations (including the 33 temporary employees) and 27 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any material business interruption as a result of labor disputes within the past five years.


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

ITEM 2.   PROPERTIES
          ----------

  The Company occupies approximately 260,000 square feet of space in Temecula, California, of which approximately 54%, 38% and 8% is used for manufacturing, warehouse and office space, respectively. These facilities are leased from William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer. The lease term for these facilities extends through 2005, and the Company has two five-year renewal options to extend the term to 2015. Rental expense for 1998 under the leases for the Company's existing facilities in Temecula, California is expected to be $1.1 million. The Company also leases an aggregate of approximately 70,000 square feet of warehouse and regional sales office space in North Carolina, New Jersey, Canada and the United Kingdom. In order to improve and consolidate operations, the Company will, in the first quarter of 1998, relocate RMS from New Jersey to its North Carolina facility.
In November 1997, the Company acquired a 92,000 square foot building adjacent to its existing facilities in Temecula, California which will be used for metal fabrication, tool and die production and research and development. The Company considers its current facilities to be adequate for its operations.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

  The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no presently pending litigation matters will have a material adverse effect on its business or on its results of operations.

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


                                                  High                  LOW
                                              -----------          -----------

YEAR ENDED DECEMBER 31, 1996:
  Third Quarter                                 $15.25                $11.00
  Fourth Quarter                                 13.00                  9.00


                                                  High                  LOW
                                              -----------          -----------

YEAR ENDED DECEMBER 31, 1997:
  First Quarter                                 $13.75                $10.00
  Second Quarter                                 13.75                  9.63
  Third Quarter                                  16.50                 13.00
  Fourth Quarter                                 14.00                 11.00


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

  As of December 31, 1997, the Company had 9,237,000 shares of its Common Stock outstanding, held by approxmimately 822 shareholders of record (which does not include shareholders whose shares are held in securities position listings).

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

  The following table sets forth financial data of the Company. The summary financial data in the table is derived from the consolidated financial statements of the Company. Certain pro forma, net income per share and adjusted financial data has not been presented for all periods because it is not applicable to those periods. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (in thousands, except per share data).

                                                            Year Ended December 31,
                                          -----------------------------------------------------------
                                            1993        1994        1995         1996         1997
                                          ---------   ---------   ---------   ----------   ----------
OPERATING DATA:
Net sales..............................    $23,713     $34,504     $40,972      $47,282      $59,943
Cost of goods sold.....................     14,834      19,750      23,059       25,447       35,032
                                          --------    --------    --------    ---------     --------

Gross profit...........................      8,879      14,754      17,913       21,835       24,911
Commission income(1)...................        686         904       1,098          985          606
                                          --------    --------    --------    ---------     --------
                                             9,565      15,658      19,011       22,820       25,517
Operating expenses
   Selling.............................      3,767       4,952       5,600        6,559        7,251
   General and administrative..........      1,100       1,445       1,707        2,021        4,077
   License fees(2).....................      1,039       1,560       2,035          531            -
   Research and development............        486         518         498          531        1,009
                                          --------    --------    --------    ---------     --------
                                             6,392       8,475       9,840        9,642       12,337
                                          --------    --------    --------    ---------     --------

Income from operations.................      3,173       7,183       9,171       13,178       13,180
Interest income (expense), net.........       (166)       (156)       (339)         291          879
                                          --------    --------    --------    ---------     --------
Income before income taxes.............      3,007       7,027       8,832       13,469       14,059
Income taxes...........................         69         429         349        2,359        5,589
                                          --------    --------    --------    ---------     --------

Net income.............................    $ 2,938     $ 6,598     $ 8,483      $11,110      $ 8,470
                                          ========    ========    ========    =========     ========

Pro forma net income(3)................    $ 1,816     $ 4,129     $ 5,377      $ 8,921
Pro forma net income per share(4)......                                .70         1.06
Pro forma weighted average shares
     outstanding(4)....................                              7,695        8,403

NET INCOME PER SHARE:
Basic..................................                                                      $   .92
Diluted................................                                                      $   .91

OTHER DATA:
Gross margin(5)........................       37.4%       42.8%       43.7%        46.2%        41.6%
Operating margin(6)....................       13.4        20.8        22.3         27.9         22.0
EBITDA(7)..............................    $ 3,949     $ 8,255     $10,583      $14,729      $15,224
Capital expenditures...................      1,480       5,880       2,161        1,554        5,966
S Corporation dividends declared.......      1,048       3,764       5,427       14,157            -
Cash provided by (used in):
  Operating activities.................      4,181       6,201       9,758       11,424        3,730
  Investing activities.................     (1,475)     (5,880)     (2,161)     (12,960)      (8,958)
  Financing activities.................     (3,101)        398      (7,019)       9,351         (122)

ADJUSTED FINANCIAL DATA(8):
Net sales (as historically reported)...    $23,713     $34,504     $40,972      $47,282
Adjusted EBITDA(9).....................      4,713       9,540      12,343       15,122
Adjusted income from operations........      3,937       8,468      10,931       13,571
Adjusted operating margin(10)..........       16.6%       24.5%       26.7%        28.7%
Adjusted net income....................    $ 2,274     $ 4,899     $ 6,431      $ 8,179
Adjusted net income per share(11)......                                .84          .97


                                                   Year Ended December 31,
                                       -----------------------------------------------
                                        1993      1994      1995      1996      1997
                                       -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets......................   $ 5,068   $ 8,093   $ 8,502   $31,274   $33,252
Total assets........................    10,189    17,951    19,103    42,658    50,625
Long-term obligations
   (including current maturities)...     1,018     3,684     3,213         -       400
Stockholders' equity................     6,881     9,417    12,473    37,422    45,892

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

(2) License fees represent the amounts paid by the Company to William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer, for the use of six patents ("Channell Patents") covering products manufactured and sold by the Company. Prior to the consummation of the Initial Public Offering, these patents were sold to the Company, the license fee arrangements with Mr. Channell, Sr. were terminated and, thereafter, the Company no longer paid any license fees with respect to the Channell Patents.

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

(8) The adjusted financial data reflects, (i) the elimination of the expense for the license fees payable to Mr. Channell, Sr., which license fees were terminated as part of the termination of the Company's S corporation status, (ii) an increase in Mr. Channell, Sr.'s annual base salary from $225 to $500 in connection with the Initial Public Offering, and (iii) provision for income taxes as if the Company had always been a C corporation at an assumed rate of 41%.

(9) Adjusted EBITDA represents adjusted income from operations before interest and income taxes, plus depreciation and amortization expense. See note (7) above.

(10) Adjusted operating margin is adjusted income from operations as a percentage of net sales.

(11) Adjusted net income per share is adjusted net income divided by 7,695 pro forma weighted average shares outstanding for 1995 an 8,403 pro forma weighted average shares outstanding for 1996. The S corporation dividends declared in 1996 include $11,665 of distributions made in connection with the termination of the Company's S Corporation status.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

  The Company is a leading designer, manufacturer and marketer of precision-molded thermoplastic and metal fabricated enclosures supplied worldwide to telecommunications network operators. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators. The Company was incorporated on April 23, 1996 as the successor to the Predecessor, which has been merged into the Company in connection with the Initial Public Offering. All financial data contained herein with respect to the Company include the financial data of the Predecessor.

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

  The Company's core business consists of enclosure product sales to the CATV market, which comprised approximately 86% of the Company's total net sales during 1995, 87% in 1996, and 88% during 1997, with two customers, Media One and Time Warner, accounting for 10.0% and 15.1%, respectively, of the Company's total net sales during 1997. The Company believes that many of its customers periodically review their supply relationships, and the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, results in the Company's operating results being at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

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

  During the periods discussed under "Results of Operations" below, the Company's sales increases resulted primarily from additional sales to the Company's existing customers as they expanded, rebuilt and upgraded their signal delivery networks in order to deliver enhanced communications services, as well as additional sales to new customers, particularly telephone companies that have recently entered the CATV market, international customers, and through the RMS and Standby Electronics acquisitions.

RESULTS OF OPERATIONS

          The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.

                                         Year Ended December 31,
                                        --------------------------
                                          1995      1996     1997
                                        --------   ------   ------

Net sales............................     100.0%   100.0%   100.0%
Cost of goods sold...................      56.3     53.8     58.4
                                         ------    -----    -----

Gross profit.........................      43.7     46.2     41.6
Commission income....................       2.7      2.1      1.0
                                         ------    -----    -----

                                           46.4     48.3     42.6
Selling..............................      13.7     13.9     12.1
General and administrative...........       4.2      4.3      6.8
License fees.........................       5.0      1.1        -
Research and development.............       1.2      1.1      1.7
                                         ------    -----    -----

Income from operations...............      22.3     27.9     22.0
Interest income (expense), net.......      (0.8)     0.6      1.5
                                         ------    -----    -----

Income before income taxes...........      21.5     28.5     23.5
Pro forma income taxes(1)............       8.4      9.6      9.4
                                         ------    -----    -----

Pro forma net income(1)..............      13.1%    18.9%    14.1%
                                         ======    =====    =====

Adjusted income from operations(2)...      26.7%    28.7%

------
(1) Pro forma income taxes and pro forma net income have been determined giving effect to the termination of the Company's S Corporation status in July
    1996.   Actual income tax expense has been reflected for the last six months of 1996 and for all of 1997. See note (3)  to "Selected Financial Data".
(2) Adjusted income from operations has been determined giving effect to the transactions described in notes (3) and (8) to "Selected Financial Data". Adjusted financial data is not applicable for 1997.

NEW ACCOUNTING PRONOUNCEMENTS

  In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Income per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic income per share, and, if applicable diluted income per share, instead of primary and fully diluted income per share. Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence
as other financial statements.   SFAS 130 is effective for financial statements
issued for periods beginning  after December 15, 1997.

  In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. Management has not determined whether adoption of SFAS 131 will have a significant impact on the disclosures included in the consolidated financial statements.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED DECEMBER 31, 1996

  Net Sales. Net sales increased $12.6 million or 26.6% from $47.3 million in 1996 to $59.9 million in 1997. CATV net sales increased $11.6 million or 28.2% from $41.1 million in 1996 to $52.7 million in 1997 as a result of the sales of $8.9 million of RF passive electronic devices by RMS, $1.7 million of Channell proprietary products due to moderate growth from system upgrade and new network construction projects worldwide, and $1.0 million of Standby Electronics metal enclosures. Telecommunications net sales increased $1.0 million or 16.1% from $6.2 million in 1996 to $7.2 million in 1997, as a result of increased activity in sealed plant products.

  The Company has historically provided a breakdown of sales to the CATV and telephone industries based on product sales, i.e., each product has been traditionally purchased by one or the other industry. With the gradual convergence of the two industries, an industry breakdown based on product sales becomes less valid each year as telephone companies purchase equipment heretofore purchased only by CATV companies and vice versa. Management believes continuation of an industry sales breakdown based on product sales would be misleading and has decided that all future reports and publications will combine these two market segments under the title "Telecommunications".

  Domestic net sales increased $7.3 million or 17.5% from $41.7 million in 1996 to $49.0 million in 1997. This increase was a result of the sales of $4.3 million of RF passive electronic devices and $3.0 million of Channell proprietary products due to moderate system upgrade and new network construction growth. International net sales increased $5.3 million or 94.6% from $5.6 million in 1996 to $10.9 million in 1997, primarily due to the sales of $4.6 million of RF passive electronic devices and $1.0 million of metal enclosures.

  Gross Profit. Gross profit increased $3.1 million or 14.2% from $21.8 million in 1996 to $24.9 million in 1997. $2.4 million of this improvement is attributable to the sales of RF passive devices, $0.5 million was attributable to increased volume of Channell proprietary products, and $0.2 million was attributable to the sales of metal enclosures. Gross margin decreased from 46.2% in 1996 to 41.6% in 1997 primarily due to a 26.5% and 21.3% margin contribution from the sales of RF passive devices and metal enclosures, respectively. Gross margin on Channell's proprietary products decreased from 46.2% to 44.7% during the comparable periods primarily due to increased depreciation expense from capital expenditures in the comparative periods and increased manufacturing staffing.

  Commission Income. Commission income decreased $0.4 million or 40.0% from $1.0 million in 1996 to $0.6 million in 1997, due to a decrease in sales of cable-in-conduit products as a result of aggressive pricing by competition and lower sales in the eastern part of the United States due to severe winter weather conditions during the first quarter of 1997.

  Selling. Selling expense increased $0.7 million or 10.6% from $6.6 million in 1996 to $7.3 million in 1997, primarily as a result of $1.0 million of increased sales and marketing expenses related to the RMS and Standby Electronics subsidiaries, and $0.4 million for increased payroll and related expenses in connection with expanded staffing to support increased sales and marketing activities worldwide. The increased selling expenses discussed above were offset by the salary and expenses of an officer now being classified as general and administrative expenses due to expanded responsibility. As a percentage of net sales, selling expense decreased from 13.9% in 1996 to 12.1% in 1997.

  General and Administrative. General and administrative expenses increased $2.1 million or 105.0% from $2.0 million in 1996 to $4.1 million in 1997. Such increase occurred primarily as a result of increased payroll and employee benefits in the amount of $0.7 million due to increased staffing in the administrative and information systems departments as a result of the RMS and Standby Electronics acquisitions, as well as the reclassification of the salary of an executive officer. Travel, legal, auditing and professional services increased $0.6 million as a result of being a publicly traded company for a full year in 1997 as compared to having such status for six months in 1996. Depreciation, insurance and facilities expense increased $0.2 million as a result of the RMS acquisition. Computer hardware and software expenses increased $0.3 million as a result of the installation of a new MIS platform.
As a percentage of net sales, general and administrative expenses increased from 4.3% in 1996 to 6.8% in 1997.

  License Fees. License fees decreased $0.5 million in 1997 as a result of the termination of the Channell Patents during 1996.

  Research and Development. Research and development expenses increased $0.5 million or 100.0% from $0.5 million in 1996 to $1.0 million in 1997, primarily as a result of increased payroll and expenses associated with increased staffing. As a percentage of net sales, research and development expenses increased from 1.1% in 1996 to 1.7% in 1997.

  Income from Operations. As a result of the items discussed above, income from operations was $13.2 million in both 1996 and 1997, but declined as a percentage of net sales from 27.9% in 1996 to 22.0% in 1997.

  Income Taxes. Income taxes increased $3.2 million from $2.4 million in 1996 to $5.6 million in 1997. The increase is principally due to the termination of the S Corporation status as a result of the Initial Public Offering, at which time the Company recorded deferred tax assets on its balance sheet with a corresponding credit to its income tax expense. Since the Initial Public Offering, the Company pays federal and state income taxes as a C Corporation.

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

  Upon the closing of the Initial Public Offering in July 1996 and the exercise of the underwriter's over-allotment in August 1996, the Company received net proceeds from the issuance of stock of $30.6 million. As of December 31, 1996, the Company has invested $20.2 million, which includes the remaining proceeds from the Initial Public Offering, in marketable securities and cash equivalents. Interest income earned on these securities for the year ended December 31, 1996 was $0.5 million and $1.0 million for the year ended December 31, 1997.

  Net cash provided by operating activities was $11.4 million and $3.7 million in 1996 and 1997, respectively. Net cash provided by financing activities was $9.4 million in 1996 and net cash used in financing activities was $0.1 million in 1997. Net cash used in investing activities was $12.9 million and $9.0 million in 1996 and 1997, respectively. The purchase of $11.4 and $7.3 million (including $7.1 million of maturities) in short-term securities was included in investing activities for the years ended December 31, 1996 and 1997, respectively.

  Accounts receivable increased from $6.7 million for the year ended December 31, 1996 to $9.2 million for the year ended December 31, 1997 as a result of higher sales during the fourth quarter of 1997 as compared to the same period in 1996. Inventories increased from $2.9 million for the year ended December 31, 1996 to $7.3 for the year ended December 31, 1997 as a result of increased work-in-process and finished goods inventories required for the increased sales volume forecasted and the acquisitions of RMS and Standby Electronics.

  The Company made capital expenditures of $1.6 million and $6.0 million in 1996 and 1997, respectively, and anticipates increased capital spending for machinery, product tooling, test equipment and computer hardware and software as it continues to implement its new product development plans. The Company's material commitment consists of a capital lease for certain computer equipment in connection with the Company's new management information system. Such lease will require aggregate payments of approximately $0.6 million through December 2000. The Company also leases its manufacturing and warehouse facility in Temecula, California consisting of two buildings totalling approximately 260,000 square feet which require annual lease payments of approximately $1.1 million.

  The Company is heavily dependent upon complex computer systems for all phases of its operations, which include production, sales and distribution. The Company's computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), and therefore some software may inaccurately process data in 1999 or 2000 if the software is not reprogrammed, upgraded or replaced (the "Year 2000 Issue"). The Company has initiated a program intended to timely mitigate and/or prevent on a timely basis the adverse effects of the Year 2000 Issue, and to pursue compliance by suppliers. The Company believes that many of its suppliers and customers may also have Year 2000 Issues which could affect the Company. At this time, it is not possible to quantify the overall cost of this work, nor the financial effect of the Year 2000 Issue if it is not resolved on a timely basis. However, the Company presently believes that the cost of fixing the Year 2000 Issue will not have a material adverse impact on the Company's financial position and result of operations.

  The Company currently maintains a revolving credit facility (as amended to date, the "Revolving Credit Facility") with the Bank of America National Trust and Savings Association ("Bank of America"), consisting of (i) a $5.0 million working capital revolving line of credit, which had no outstanding balance at December 31, 1997, and (ii) a $5.0 million equipment revolving line of credit and a standby letter of credit facility, which had no outstanding balance at December 31, 1997. Loans under the working capital line bear interest at the Bank of America's reference rate and mature on May 1, 1999, while loans under the equipment line bear interest at the Bank of America's reference rate, plus 0.25% and are repayable in sixty equal monthly installments of principal and interest commencing in the first month after issuance of each advance. Availability of advances under the Revolving Credit Facility expires on May 1,
1999.   The equipment line of credit is collateralized by the related equipment financed by the Bank of America. The Revolving Credit Facility contains various financial and operating covenants which, among other things, impose limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell its assets, make certain investments or, under certain circumstances, pay dividends. The Company is also required to comply with covenants related to tangible net worth and other financial ratios.

  The Company believes that, in order to carry on its current operations, income from operations, the remaining proceeds from the Initial Public Offering and the Revolving Credit Facilities will be sufficient to fund its capital expenditures and working capital requirements through 1998.

FORWARD-LOOKING STATEMENTS

  This Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are being provided pursuant to that legislation. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business. The following is not intended as, and should not be considered, an exhaustive list of relevant factors.

OBSOLESCENCE; UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS

  The communications industry is characterized by rapid technological change. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products or products under development
obsolete or unmarketable.   For example, satellite, wireless and other
communication technologies currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. To date, however, the Company believes that these technologies have not had a significant impact on the demand for traditional wire-line network based services, and management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in continued growth of wire-line networks. However, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company's business. Further, the Company's growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video and other transmission networks and internet access in the telecommunications industry. There can be no assurance that demand resulting from these emerging trends will develop rapidly or that the Company's products will meet with market acceptance.

IMPORTANCE OF NEW PRODUCT DEVELOPMENT TO GROWTH

  The Company's ability to anticipate changes in technology and industry standards and to successfully develop and introduce new products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes and a substantial capital commitment. The trend toward consolidation of the communications industry may require the Company to quickly adapt to rapidly changing market conditions and customer requirements. Although the Company's manufacturing and marketing expertise has enabled it to successfully develop and market new products in the past, any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

CONCENTRATION OF CUSTOMERS; LIMITED BACKLOG

  The Company's core business consists of enclosure product sales to the CATV market. Such sales comprised approximately 86% of the Company's total net sales during 1995. 87% in 1996, and 88% during 1997. The CATV industry is concentrated, with relatively few cable operators accounting for a large percentage of the Company's available market. Consequently, while the Company shipped product to over 4,000 customer locations in 1997, its five largest customers (by sales volume) accounted for 42.7% of the Company's total net sales in 1997. Two customers, Media One and Time Warner, accounted for 10.0% and 15.1%, respectively, of the Company's total net sales during the period.

  The Company's customers typically require prompt shipment of the Company's products. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage (see "Operating Leverage" below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, results in the Company's operating results being at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

DEPENDENCE ON THE COMMUNICATIONS INDUSTRY

  The Company's sales to the telecommunications industry represent substantially all of the Company's historical sales and are expected to continue to do so for the foreseeable future. Within that industry, approximately 88% of the Company's total net sales in 1997 were derived from domestic and international sales to the CATV segment, with 25.1% of total net sales for the year attributable to two customers in that industry, Media One and Time Warner. The Company expects that sales to the CATV industry will continue to represent a substantial portion of its total sales. Demand for products to this segment depends primarily on capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company's sales and profitability are affected by a variety of factors, including general economic conditions, access by cable operators to financing, government regulation of cable operators, demand for cable services and technological developments in the broadband communications industry. The Company's remaining sales in 1997 were derived from the telecommunications industry, primarily local telephone operators. Although local telephone operators may have greater access to capital than many cable operators, the same factors dictating the demand for products in the CATV segment of the industry also apply to the local telephone segment. Thus, the Company's success is dependent upon continued demand for products used in signal transmission systems from the communications industry generally, including both CATV and telephone, which may be affected by factors beyond the Company's control, including the convergence of voice, data and video transmission systems occurring within the CATV and telephone markets, continuing consolidation of companies within those markets and the provision of internet access by cable operators and local telephone companies.

PRICE FLUCTUATIONS OF RAW MATERIALS; AVAILABILITY OF COMPLEMENTARY PRODUCTS

  The Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's manufacturing processes, including resin. The Company does not engage in hedging transactions for such materials, although it periodically enters into contracts for certain raw materials for as much as one year or more. There can be no assurance that price increases in raw materials can be passed on to the Company's customers through increases in product prices. In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products that complement the Company's own product line, including grade level boxes and cable-in-conduit. Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company's own products.

ACQUISITIONS AND FAILURE TO INTEGRATE ACQUIRED BUSINESSES

  One of the Company's principal strategies is to increase its revenues and the markets it serves through the acquisition of complementary businesses. There can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems. Acquisitions may involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported financial condition or results of operations, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition or results or operations. In addition, there can be no assurance that businesses acquired in the future will be profitable at the time of acquisition or that the businesses recently acquired or acquired in the future will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions. The failure to obtain any or all of the desired results from these acquisitions could have a material adverse effect on the Company's business, financial condition or results of operations.

IMPACT OF OPERATING LEVERAGE IN THE EVENT OF SALES DECLINE

  Because of the relatively high percentage of fixed costs for rent, product development, engineering, tooling and related fixed manufacturing costs as a percentage of total costs, the Company's ability to maintain its historic profitability is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base. Due to this "operating leverage", a reduction in sales or the rate of sales growth could have a disproportionately adverse effect on the Company's financial results.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

  The Company's business is somewhat seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company's products. The Company's operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from, and shipments to, major customers, the timing of new product announcements and the availability of products by the Company or its competitors, the overall level of capital expenditures by CATV operators and local telephone companies, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products the Company sells, and the availability and cost of raw materials.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  International sales accounted for 14.4%, 11.7% and 18.2% of the Company's net sales in 1995, 1996 and 1997, respectively, and the Company expects that international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

COMPETITION

  The industries in which the Company operates are highly competitive. Further, in connection with the anticipated growth in the communications industry generally and demand for products required in signal transmission networks in particular, the level and intensity of competition may increase in the future. In the telephone segment of the industry, the Company's competition includes a company that has a significant market share. While the Company's net sales to this segment have increased from $3.3 million in 1993 to $7.2 million in 1997, and the Company's strategy, which includes continued focus on increasing sales to this segment, there can be no assurance that the Company will be able to compete successfully against that company or other competitors, many of which may have access to greater financial resources than the Company.

DISRUPTIONS AT THE COMPANY'S MANUFACTURING FACILITY; LEASE WITH RELATED PARTY

  All of the Company's manufacturing operations are currently located at the Company's facility in Temecula, California, which also includes the Company's principal warehouse and corporate offices. The Company's success depends in large part on the orderly operation of this facility. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains standard property and earthquake insurance on this facility as well as business interruption insurance and back-up data systems.

  The Company currently leases the Temecula facility from William H. Channell, Sr., a principal stockholder and Chairman of the Board and Chief Executive Officer of the Company. The Company believes the terms of these leases are no less favorable than would be available from an unrelated third party after arm's length negotiations. Although the Company has renewal options through the year 2015 under these leases, there can be no assurance that the Company and Mr. Channell, Sr. will be able to agree on renewal options for the properties currently leased by the Company. The failure of the Company to renew the leases would require the Company to relocate its existing facilities which could have a material adverse affect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

  The future success of the Company depends in part on its ability to attract and retain key executive, engineering, marketing and sales personnel. Key personnel of the Company include William H. Channell, Sr., the Chairman of the Board and Chief Executive Officer, William H. Channell, Jr., the President and Chief Operating Officer, and the other executive officers of the Company. Competition for qualified personnel in the communications industry is intense, and the loss of certain key personnel could have a material adverse affect on the Company. The Company has entered into employment contracts with Mr. Channell, Sr. and Mr. Channell, Jr.

CHANGING REGULATORY ENVIRONMENT

  The communications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 (the "Telecommunications Act"), which the President signed into law on February 8, 1996. The Telecommunications Act lifts certain restrictions on the liability of companies, including RBOCs and other customers of the Company, to compete with one another and liberally reduces the regulation of the communications industry. While the Company believes that the deregulation of the communications industry may increase the Company's opportunities to provide solutions for its customers' signal transmission network needs, the effect of the Telecommunications Act on the market for the Company's products is difficult to predict at this time, and there can be no assurance that competition in the Company's markets will not intensify as a result of such deregulation. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company's business.

UNCERTAIN ABILITY TO MANAGE GROWTH; RISKS ASSOCIATED WITH IMPLEMENTATION OF NEW MANAGEMENT INFORMATION SYSTEM

  The growth in the Company's business has required, and is expected to continue to require, significant Company resources in terms of personnel, management and other infrastructure. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. In 1998, the Company intends to complete the implementation of a new management information system ("MIS"). The Company believes the new MIS will significantly affect many aspects of its business, including its accounting, operations, purchasing, sales and marketing functions. The successful implementation of this system will be important to the Company's provision of services and to facilitate future growth. If the Company is not successful in implementing its MIS or if the Company experiences difficulties in such implementation, the Company could experience problems with delivery of its products or an adverse impact on its ability to access financial and accounting information on a timely basis.

ENVIRONMENTAL MATTERS

  The Company is subject to a wide variety of federal, state and local environmental laws and regulations and uses a limited number of chemicals that are classified as hazardous or similar substances. Although management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations, the Company's failure to comply with such laws and regulations could have a material adverse effect on the Company.

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

                                          Year Ended                             Year Ended
                                      December 31, 1996                       December 31, 1997
                          ------------------------------------------   --------------------------------
                                    (amounts in thousands)                       (amounts in thousands)
                            1st        2nd          3rd        4th       1st        2nd          3rd        4th
                          Quarter    Quarter      Quarter    Quarter   Quarter    Quarter      Quarter    Quarter
                          -------   ----------   ---------   -------   -------   ----------   ---------   -------
Net sales...............  $10,279      $12,961     $11,954   $12,088   $12,804      $15,664     $15,353   $16,122
Gross profit............    4,541        5,986       5,531     5,777     5,143        7,005       6,399     6,364
Income from operations..    2,189        3,814       3,802     3,373     2,093        4,099       3,670     3,318
Income before income
 taxes..................    2,124        3,751       3,994     3,600     2,392        4,301       3,880     3,486

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Certified Public Accountants...................................................   F-1
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1997............................   F-2
Consolidated Statements of Income for the years ended December 31, 1995, December 31, 1996,
       and December 31, 1997.........................................................................   F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995,
       December 31, 1996 and December 31, 1997.......................................................   F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1995, December 31, 1996,
       and December 31, 1997.........................................................................   F-5
Notes to Consolidated Financial Statements...........................................................   F-7

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

                                    PART III

ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS
           --------------------------------

The following table sets forth information with respect to the Company's current executive officers and directors and their ages as of December 31, 1997.

           Name              Age                Positions
--------------------------   ---   -----------------------------------

William H. Channell, Sr...    69   Chairman of the Board and
                                     Chief Executive Officer

William H. Channell, Jr...    40   President, Chief Operating Officer
                                     and Director

Gary W. Baker.............    54   Vice President, Finance and
                                     Chief Financial Officer

Andrew M. Zogby...........    37   Vice President, Marketing

Edward J. Burke...........    42   Vice President, Engineering

Dale C. Wooding...........    47   Vice President, Manufacturing

John B. Kaiser............    45   Vice President, Broadband Sales

Gary M. Napolitano........    42   Vice President, General Manager RMS

Jacqueline M. Channell....    66   Secretary and Director

Eugene R. Schutt, Jr......    44   Director

Richard A. Cude...........    64   Director

   The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors. The Company is currently evaluating other director candidates and anticipates adding two directors to the Board.

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

  William H. Channell, Jr. has been President and Chief Operating Officer of the Company since the Initial Public Offering. He has been a Director of the Company since 1984. Since joining the Company in 1979, Mr. Channell, Jr. has held the positions of Executive Vice President, Director of Marketing and National Sales Manager. Mr. Channell, Jr. is a principal stockholder of the Company and is the son of William H. Channell, Sr. and Jacqueline M. Channell. His term as a director expires in 2000.

  Gary W. Baker has been the Company's Vice President, Finance since May 1996, and the Chief Financial Officer since 1990. Mr. Baker was the Company's Corporate Controller from 1985 to 1990. From 1983 to 1985, Mr. Baker was the Corporate Controller of Symbolics, Inc., a publicly traded manufacturer of computer products.

  Andrew M. Zogby has been the Company's Vice President, Marketing since March 1996. Prior to joining the Company, Mr. Zogby was Director of Strategic Marketing, Broadband Connectivity Group for ADC Telecommunications, a publicly traded, telecommunications equipment supplier to both telephone and CATV network providers worldwide. He had been with ADC Telecommunications since 1990. Mr. Zogby has held various technical marketing positions in the telecommunications equipment industry since 1984.

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

  John B. Kaiser has been the Company's Vice President, Broadband Sales since May 1996. He held the position of Director of Marketing for the Company from 1987 to 1991. Between 1991 and his return to the Company, Mr. Kaiser held the position of District Manager, Southern California, for the General Polymers Division of Ashland Chemical, a thermoplastics distributor, where his responsibilities included general management of district operations, including sales, warehousing, procurement and logistics.

  Gary M. Napolitano joined the Company as Vice President and General Manager of RMS, in January 1997, as a result of the acquisition of RMS. Mr. Napolitano had been President of RMS since 1992 and was the Vice President of Finance prior to becoming President.

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

  Richard A. Cude became a director of the Company during 1996. Mr. Cude has been the General Manager of the Los Angeles Support Center for Courtaulds PLC London, England since 1994 and has served in various capacities with Courtaulds since 1988. Prior to that, Mr. Cude has been with various companies involved in the marketing of products to the communications and telecommunications industry. Mr. Cude's term as Director expires in 2000.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 1998 annual meeting of stockholders.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

SUMMARY COMPENSATION TABLE

  The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the year ended December 31, 1997 (collectively, the "Named Officers").

                                                                                       Long-Term Compensation
                                                                                 -------------------------------
                                                                                    Awards              Payouts
                                                                           ------------------------    ---------
                                                                                         Securities
                                                             Other Annual  Restricted    Underlying                  All Other
  Name and Positions              Annual Compensation        Compensation    Stock         Options/      LTIP       Compensation
Held with the Company           Salary($)    $Bonus($)(3)        ($)(1)     Awards($)      SARS(#)     Payouts($)     ($)(2)
---------------------           --------     -----------      ----------    ---------      -------     ---------    ------------
William H. Channell, Sr......
  Chairman of the Board and
  Chief Executive Officer        $520,000       $      -       $   -           $   -             -        $    -      $   -
William H. Channell, Jr......
  President and Chief
  Operating Officer               520,000        130,000           -               -        50,000             -        460
Gary W. Baker................
  Vice President, Finance and
  Chief Financial Officer         142,800         83,666           -               -         6,000             -        478
Edward J. Burke..............
  Vice President, Engineering     131,250         83,666           -               -         6,000             -        984
Dale C. Wooding..............
  Vice President,
   Manufacturing                  115,500         83,666           -               -         6,000             -        906

--------------

(1) For each individual named, compensation excludes perquisites and other personal benefits, that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.
(2) Payments to the Company's 401K plan.
(3) As an incentive for continued services, the Company, in 1996, granted a cash bonus of $200,000 to Mr. Baker, Mr. Burke, and Mr. Wooding, which is earned and payable in three equal installments on each of December 31, 1997, 1998, and 1999, provided each remains employed by the Company and subject to continued payment in the event of death.

1996 INCENTIVE STOCK PLAN

  The Company's 1996 Incentive Stock Plan (the "Stock Plan") currently permits the granting to the Company's key employees, directors and other service providers of (i) options to purchase shares of the Company's Common Stock and
(ii) shares of the Company's Common Stock that are subject to certain vesting and other restrictions ("Restricted Stock"). A maximum of 750,000 shares of Common Stock have been reserved for issuance under the Stock Plan. The Company granted "non-qualified" options to acquire 512,700 shares of Common Stock to 92 of the Company's employees and directors (including 100,000 stock options being issued to William H. Channell, Jr., the Company's President) at the time of the Initial Public Offering in 1996 with an exercise price equal to the public offering price. During 1997, the Company granted 164,700 "non-qualified" options to 37 employees and directors (including 50,000 stock options issued to William
H. Channell, Jr., the Company's President). These options will vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and will have a term of 10 years.

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


OPTIONS/SAR GRANTS TABLE

  The following table sets forth the stock options granted to the named officers for the year ended December 31, 1997.

                                                                                         Potential
                                           % of Total                                     Realized
                              Number of     Options/                                      Value at
                              Securities      SARS                                     Assumed Annual
                              Underlying   Granted to    Exercise                   Rates of Stock Price
                               Options/     Employees     On Base                      Appreciation of
                                 SARS       in Fiscal      Price     Expiration          Option Term
      NAME                     Granted     Year 1997      ($/SH)        Date          5%          10%
      ----                     -------     ---------      ------     ----------      ----        -----
William H. Channell, Sr.               -            -      $    -             -   $      -    $        -

William H. Channell, Jr.          50,000         30.4%     $13.25     July 2007    416,500     1,056,000

Gary W. Baker                      6,000          3.6%     $13.25     July 2007     49,980       126,720

Edward J. Burke                    6,000          3.6%     $13.25     July 2007     49,980       126,720

Dale C. Wooding                    6,000          3.6%     $13.25     July 2007     49,980       126,720


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND DECEMBER 31, 1997 OPTION/SAR VALUES

  The following table sets forth the number and value of outstanding stock options at December 31, 1997. No options have been exercised in 1997.

                                                                  Number of Shares
                                 Shares                        Underlying Unexercised         Value of Unexercised In-
                                Acquired                           Options/SARs               the-Money Options/SARs
                                   on         Value           at December 31, 1997             at December 31, 1997
  Name                          Exercise     Realized       Exercisable/Unexercisable        Exercisable/Unexercisable
--------                        --------    ----------      -------------------------        -------------------------

William H. Channell, Sr.             -     $       -                -                           $     - /$    -

William H. Channell, Jr.             -             -          33,333/116,667                   50,000/100,000

Gary W. Baker                        -             -            6,000/18,000                     9,000/18,000

Edward J. Burke                      -             -            6,000/18,000                     9,000/18,000

Dale C. Wooding                      -             -            6,000/18,000                     9,000/18,000

PROFIT SHARING AND SAVINGS PLANS

  As of September 30, 1997, the assets of the Company's prior defined contribution profit sharing plan were merged into a plan established in 1993 in accordance with Section 401(K) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible to participate in the plan after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in annual increments.

EMPLOYMENT CONTRACTS

  The Company has entered into employment agreements with each of William H. Channell, Sr. and William H. Channell, Jr., engaging them as the Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer of the Company, respectively. For their service, each of Messrs. Channell, Sr. and Channell, Jr., is entitled to receive an annual salary of $500,000, subject to annual cost of living increases. After the cost of living adjustment, the base salary for each during 1997 was $520,000. In addition, each executive is entitled to participate in the Incentive Stock Plan, the 401(K) Plan and the Incentive Compensation Plan. The employment agreements provide that each executive is entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

  In the case of Mr. Channell, Sr., such benefits also include (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company's senior executive officers, subject to a premium reimbursement obligation in the case of the medical insurance provided to Mrs. Channell, and (iii) during Mr. Channell, Sr.'s lifetime, a portion of the premiums on a life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary.

  Each of the employment agreements has a term of five years. In the event either executive is terminated without cause (as defined in the employment agreements), he is entitled to receive, as a severance benefit, an amount equal to three times his annual base salary, and any options or Restricted Stock previously granted to such executive will become immediately vested.

  At the time of the Initial Public Offering, as an incentive for continued services, the Company entered into a bonus agreement with Mr. Baker, Mr. Burke and Mr. Wooding. This agreement grants to each of the three officers a bonus in the amount of $200,000, which is earned and payable in three equal installments on December 31, 1997, 1998 and 1999, provided each remains employed by the Company. The bonus is subject to continued payment in the event of the death of the employee.

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

  The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. This committee is composed of Mr. William H. Channell, Sr., an executive officer and employee of the Company, Mr. Eugene R. Schutt, Jr. and Mr. Richard A. Cude. (See "Certain Relationships and Related Transactions".) It is the responsibility of the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

  The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 1997 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

                        CHANNELL COMMERCIAL CORPORATION
                     COMPARISON OF CUMULATIVE TOTAL RETURNS
                  (ASSUMES DIVIDENDS, IF ANY, ARE REINVESTED)


                            [GRAPHIC APPEARS HERE]


INDUSTRY INDEX IS A MARKET CAPITALIZATION WEIGHTED COMPOSITE THAT INCLUDES AMPHENOL CORP., ANTEC CORP., OAK INDUSTRIES AND TII INDUSTRIES.

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

                                               Amount and Nature of Beneficial Ownership
                                              ------------------------------------------
Name and Address                              No. of Shares    Exercisable                  Percent
of Beneficial Owner                               Owned         Options(1)       Total     of Class
----------------------                        -------------   --------------   ---------   ---------

  William H. Channell Sr. and                     3,420,830             -      3,420,830       36.4%
  Jacqueline M. Channell, as co-trustees
  of the Channell Family Trust
  26040 Ynez Road
  Temecula, CA  92591-9022

  William H. Channell, Jr.                        1,519,250        33,333      1,552,583       16.5%
  26040 Ynez Road
  Temecula, CA  92591-9022

  Wellington Management Company, LLP                841,100             -        841,100        9.0%
  75 State Street
  Boston, MA  02109

  Kern Capital Management, LLC                      551,300             -        551,300        5.9%
  114 West 47th Street, Suite 1926
  New York, NY  10036

  Carrie S. Rouveyrol                               490,960             -        490,960        5.2%
  P.O. Box 1080
  Stinson Beach, CA  94970

  The Taylor Family Trust                           490,960             -        490,960        5.2%
  1450 Ravenswood Lane
  Riverside, CA  92506

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 1998.

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information, as of March 16, 1998, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.

                                           Amount and Nature of Beneficial Ownership
                                           ------------------------------------------
Name and Address                           No. of Shares    Exercisable                  Percent
of Beneficial Owner                            Owned         Options(1)       Total     of Class
-------------------                        -------------   --------------   ---------   ---------

  William H. Channell Sr.                      3,420,830             -      3,420,830       36.4%

  William H. Channell, Jr.                     1,519,250        33,333      1,552,583       16.5%

  Gary W. Baker                                      400         6,000          6,400         .1%

  Edward J. Burke                                      -         6,000          6,000         .1%

  Dale C. Wooding                                    300         6,000          6,300         .1%

  All present directors and executive
   officers as a group (11 in number)          4,942,907        70,332      5,013,239       53.4%

(1) Refers to the number of shares covered by options exercisable within 60 days of March 16, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

  The Company has two leases for approximately 260,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. The monthly rental payment is $54,182, and the lease provides for annual cost of living increases. For the 1993-1996 period, the lease was amended to waive the cost of living increases. Additionally, an adjacent 100,000 square foot building was
constructed and completed in 1996.   In 1996, the Company advanced $3.1 million
to Mr. Channell, Sr. for the construction of this building. The advances were repaid in full as of December 31, 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options, requiring monthly rental payments of $35,000. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

  Prior to the Initial Public Offering, Mr. Channell, Sr. received from the Company a 10% license fee on the sale of certain products utilizing the Channell Patents. For 1994, 1995 and 1996, the expense for these license fees was $1.6 million, $2.0 million and $0.5 million, respectively. Prior to the consummation of the Initial Public Offering, the Channell Patents were sold to the Company, the license fee arrangement between the Company and Mr. Channell, Sr. was terminated in April 1996, and thereafter, no license fees are to be paid to Mr. Channell, Sr. or any other person with respect to the Channell Patents.

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

  Mr. Channell, Sr. is a director and executive officer of the Company and also serves as one of three members of the Compensation Committee of the Board of Directors. This committee administers all of the executive compensation plans of the Company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a) The following financial statements and schedules are filed as a part of this report:

  (1) Consolidated Financial Statements
      See index included in Part II, Item 8.
  (2) Consolidated Financial Statement Schedules
      All schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

  (a)(3) and (c).  The following exhibits are filed herewith:

  Exhibit
  Number  Exhibit Title
  ------  -------------
  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2   Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3   Business Loan Agreement dated as of May 13, 1997 between the Company and Bank of America National Trust and Savings Association ("Bank of
         America") (3)
  10.5   The Company's Profit Sharing Plan (1)
  10.6   Agreement dated as of September 30, 1982 between the Company and
         Integral Corporation, as amended (1)
  10.7   Telephone Sales Agreement dated as of January 23, 1991 between the
         Company and Integral Corporation (1)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10  Channell Commercial  Corporation 1996  Performance-Based  Annual
         Incentive Compensation Plan (1)
  10.11  Lease dated December 22, 1989 between the Company and William H.
         Channell, Sr., as amended (1)
  10.12  Lease dated May 29, 1996 between the Company and the Channell Family
         Trust (1)
  10.13  Lease dated May 17, 1994 between the Company and the Z. Paul Akian and
         Sonia Akian Family Trust (1)
  10.14  Lease dated March 1, 1994 between the Company and Allstate Life
         Insurance Company (1)
  10.15  Lease dated November 2, 1989 between the Company and Meadowvale Court
         Property Management Ltd., as amended (1)
  10.16  Lease Agreement dated as of March 1, 1996 between Winthrop Resources
         Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (4)
  10.20  Letter agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter agreement regarding employment, John B. Kaiser (2)
  11     Computation of Proforma Income per share (2)
  27     Financial Data Schedule (4)

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended December 31,
     1997.
_____________
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 13, 1997.
(4)  Filed herewith.
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Channell Commercial Corporation

  We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 1996 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Los Angeles, California
February 13, 1998

                        CHANNELL COMMERCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1996               1997
                                                         ----------          ----------
                                ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $ 9,190            $3,840
    Investments                                               11,406            11,651
    Accounts receivable                                        6,685             9,191
    Inventories                                                2,908             7,269
    Deferred income taxes                                        321               688
    Prepaid expenses                                             764               613
                                                             -------            ------

           Total current assets                               31,274            33,252

PROPERTY AND EQUIPMENT at cost, net                           10,608            14,758

DEFERRED INCOME TAXES                                            559               664

INTANGIBLE ASSETS, net of amortization of $137                     -             1,649

OTHER ASSETS                                                     217               302
                                                             -------            ------

                                                             $42,658           $50,625
                                                             =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                         $ 2,048           $ 2,606
    Current maturities of capital lease
    obligations                                                  135               226
    Accrued expenses                                           1,167               791
    Income taxes payable                                       1,548               390
                                                             -------           -------

           Total current liabilities                           4,898             4,013

LONG-TERM OBLIGATIONS                                              -               400

CAPITAL LEASE OBLIGATIONS                                        338               320

COMMITMENTS                                                        -                 -

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
    authorized--1,000 shares,
    none issued and outstanding                                    -                 -
  Common stock, par value $.01 per share,
    authorized--19,000 shares;
    issued and outstanding--9,237 shares                          92                92
  Additional paid-in capital                                  27,991            27,991
  Retained earnings                                            9,339            17,809
                                                             -------           -------
           Total stockholders' equity                         37,422            45,892
                                                             -------           -------
                                                             $42,658           $50,625
                                                             =======           =======

      The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31,
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        1995               1996               1997
                                  ---------------     --------------    ---------------
Net sales                              $40,972            $47,282            $59,943
Cost of goods sold                      23,059             25,447             35,032
                                       -------            -------            -------

       Gross profit                     17,913             21,835             24,911

 Commission income                       1,098                985                606
                                       -------            -------            -------

                                        19,011             22,820             25,517
                                       -------            -------            -------
Operating expenses
    Selling                              5,600              6,559              7,251
    General and administrative           1,707              2,021              4,077
    License fees--related party          2,035                531                  -
    Research and development               498                531              1,009
                                       -------            -------            -------

                                         9,840              9,642             12,337
                                       -------            -------            -------

        Income from operations           9,171             13,178             13,180

Interest income (expense), net            (339)               291                879
                                       -------            -------            -------

       Income before income
         taxes                           8,832             13,469             14,059

Income taxes                               349              2,359              5,589
                                       -------            -------            -------

     Net income                        $ 8,483            $11,110            $ 8,470
                                       =======            =======            =======

     Net income per share
         Basic                                                               $   .92
                                                                             =======

         Diluted                                                             $   .91
                                                                             =======

Pro forma information (unaudited):
    Historical income before taxes     $ 8,832            $13,469
    Pro forma income taxes               3,455              4,548
                                       -------            -------

    Pro forma net income               $ 5,377            $ 8,921
                                       =======            =======

    Pro forma net income per
    share--basic and diluted           $   .70            $  1.06
                                       =======            =======

    Pro forma weighted average
    shares outstanding                   7,695              8,403
                                       =======            =======

      The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                Common stock            Additional                       Total
                                                          --------------------------     paid-in        Retained     stockholders'
                                                              Shares        Amount       capital        earnings        equity
                                                          ------------  ------------  --------------  -------------  -------------
Balance, January 1, 1995                                         6,137           $61         $    26       $  9,330      $  9,417

Net income for the year                                              -             -               -          8,483         8,483
Dividends declared ($.88 per share)                                  -             -               -         (5,427)       (5,427)
                                                          ------------  ------------  --------------  -------------  -------------

Balance, December 31, 1995                                       6,137            61              26         12,386        12,473
Proceeds from initial public offering of common stock,
  net of expenses                                                3,100            31          30,534              -        30,565

Reorganization distribution                                          -             -               -        (11,665)      (11,665)
Dividends declared ($.41 per share)                                  -             -               -         (2,492)       (2,492)
Acquisition of patents from stockholders                             -             -          (3,100)             -        (3,100)
Contribution of accrued license fees
  previously owed to stockholder                                     -             -             531              -           531
Net income for the year                                              -             -               -         11,110        11,110
                                                          ------------  ------------  --------------  -------------  ------------

Balance, December 31, 1996                                       9,237            92          27,991          9,339        37,422

Net income for the year                                              -             -               -          8,470         8,470
                                                          ------------  ------------  --------------  -------------  ------------

Balance, December 31, 1997                                       9,237           $92         $27,991       $ 17,809      $ 45,892
                                                          ============  ============  ==============  =============  ============

       The accompanying notes are an integral part of this financial statement.

                        CHANNELL COMMERCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                             (AMOUNTS IN THOUSANDS)

                                                                         1995                1996               1997
                                                                     -------------      --------------      -------------
Cash flows from operating activities:
    Net income                                                           $ 8,483            $ 11,110            $ 8,470
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                      1,412               1,551              2,044
        Deferred income taxes                                                  -                (880)              (472)
    (Increase) decrease in assets:
        Accounts receivable                                                  236              (2,563)            (1,197)
        Inventories                                                           (4)               (299)            (2,716)
        Prepaid expenses                                                     (63)               (368)               201
        Other                                                                  6                 322                (19)
    Increase (decrease) in liabilities:
        Accounts payable                                                     (52)                797               (602)
        Accrued expenses                                                       3                 255               (820)
        Income taxes payable                                                (263)              1,499             (1,159)
                                                                   -------------      --------------      -------------
            Net cash provided by operating activities                      9,758              11,424              3,730
                                                                   -------------      --------------      -------------
Cash flows from investing activities:
    Acquisition of property and equipment                                 (2,161)             (1,554)            (5,966)
    Advances to stockholder for building construction                          -              (3,119)                 -
    Collection of advances to stockholder                                      -               3,119                  -
    Acquisitions, net of cash acquired                                         -                   -             (2,747)
    Purchases of investments                                                   -             (11,406)            (7,316)
    Maturities of investments                                                  -                   -              7,071
                                                                   -------------      --------------      -------------
             Net cash used in investing activities                        (2,161)            (12,960)            (8,958)
                                                                   -------------      --------------      -------------
Cash flows from financing activities:
    Repayment of debt                                                       (877)             (3,213)              (195)
    Repayment of obligations under capital lease                               -                 (70)                73
    Proceeds from initial public offering                                      -              30,565                  -
    Acquisition of patents from stockholders                                   -              (3,100)                 -
    Dividends paid                                                        (6,547)             (3,166)                 -
    Reorganization distribution                                                -             (11,665)                 -
    Proceeds from issuance of long-term debt                                 405                   -                  -
                                                                   -------------      --------------      -------------
            Net cash provided by (used in) financing activities           (7,019)              9,351               (122)
                                                                   -------------      --------------      -------------
            Increase (decrease) in cash and cash equivalents                 578               7,815             (5,350)

Cash and cash equivalents, beginning of year                                 797               1,375              9,190
                                                                   -------------      --------------      -------------
Cash and cash equivalents, end of year                                   $ 1,375            $  9,190            $ 3,840
                                                                   =============      ==============      =============

     The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            YEAR ENDED DECEMBER 31,
                             (AMOUNTS IN THOUSANDS)

                                                                                       1995              1996              1997
                                                                                  ------------    ---------------    -------------
Cash paid during the year for:

    Interest                                                                             $ 351             $  185          $   128
                                                                                  ============    ===============    =============
    Income taxes                                                                         $ 957             $1,967          $ 5,753
                                                                                  ============    ===============    =============

Noncash investing and financing activities:
    Assets acquired under capital lease                                                  $   -             $  543          $   214
                                                                                  ============    ===============    =============

    Contribution of accrued license fees to paid-in capital                              $   -             $  531          $     -
                                                                                  ============    ===============    =============

    Fair value of assets acquired, including goodwill                                    $   -             $    -          $ 4,974
    Note payable issued                                                                      -                  -             (400)
    Cash paid                                                                                -                  -           (2,774)
                                                                                  ------------    ---------------    -------------

    Liabilities assumed                                                                  $   -             $    -          $ 1,800
                                                                                  ============    ===============    =============

      The accompanying notes are an integral part of these financial statements.

                        CHANNELL COMMERCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE A--DESCRIPTION OF BUSINESS

  The Company is a designer, manufacturer and marketer of precision-molded thermoplastic and metal-fabricated enclosures used by cable television operators
and local telephone companies.   The Company's products house, protect and
provide access to advanced telecommunications electronics and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of CATV and telephone services. The products are deployed within the portion of the local signal delivery network, commonly known as the "outside plant", that connects the network provider's signal origination office with residences and businesses. The Company also designs and distributes high performance radio frequency passive electronic devices which are typically used in conjunction with the Company's enclosure products. The Company also markets a variety of complementary products manufactured by third parties, including grade level boxes and cable-in-conduit, in order to provide a full system solution to meet its customer's outside plant requirements.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Basis of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Foreign Currency Translation--Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are not significant to the consolidated financial statements.

  Cash--For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

  Investments--The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as available for sale. The investment in these securities is therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholder's equity. At December 31, 1997, there were no material differences between the fair value and cost of these marketable securities. Investments mature as follows: $11,379 in 1998, $132 in 1999 and $140 in 2000. Interest income for the years ended December 31, 1996 and 1997 totaled $477 and $1,006, respectively; it has been reflected net of interest expense in the accompanying statement of income. Interest income was not significant in 1995.

  Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Capital lease assets are amortized using the straight-line method over the useful lives of the assets. Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

  Intangible Assets--The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 15 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 3 years.

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

  Income per share--In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which superseded APB Opinion No. 15. Income per share for all periods presented has been restated to reflect the adoption of SFAS 128. SFAS 128 requires companies to present basic income per share, and, if applicable diluted income per share, instead of primary and fully diluted income per share. Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for 1997:

                                                                                   Per Share
                                                                   Shares           Amount
                                                               -----------     -------------

          Basic income per share........................             9,237             $ .92
          Effect of dilutive stock options..............                54              (.01)
                                                               -----------     -------------

          Diluted income per share......................             9,291             $ .91
                                                               ===========     =============


                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Income per share--continued--The following options were not included in the computation of diluted income per share in 1997 because the options' exercise price was greater than the average market price of the common shares:

          Options to purchase shares of common stock....                  140
          Exercise price................................                $13.25
          Expiration dates..............................              July 2007

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

  Pro forma net income per share (basic and diluted) has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding includes 1,558 shares for the year ended December 31, 1995, and 779 shares for the year ended December 31, 1996, assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the reorganization distribution. The effect of the Company's use of a portion of the net proceeds of the IPO to repay approximately $2.7 million of bank indebtedness outstanding as of June 30, 1996, has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

  A reconciliation of pro forma income taxes to the Federal statutory rate is as follows:

                                                                                    1995             1996
                                                                               ----------       ----------
     Federal statutory rate...............................                             34%              34%
     State income taxes, net of Federal tax benefit.......                              6                6
     Deferred income tax benefit recorded upon
       termination of S Corporation status................                              -               (5)
     Other................................................                             (1)              (1)
                                                                               ----------       ----------

                                                                                       39%              34%
                                                                               ==========       ==========

  Fair value of financial instruments--The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and long-term obligations approximates fair value because of the short maturity of these financial instruments. The carrying amount of investments, which is the fair value, is based upon values provided by external investment managers or quoted market values.

  Reclassifications--Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE C--INVENTORIES

  Inventories are summarized as follows:

                                                                              1996               1997
                                                                        -------------      -------------
     Raw materials.............................................                $1,508             $1,692
     Work-in-process...........................................                   549              1,240
     Finished goods............................................                   851              4,337
                                                                        -------------      -------------

                                                                               $2,908             $7,269
                                                                        =============      =============


NOTE D--PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows:

                                                                                                                ESTIMATED
                                                                     1996                   1997              USEFUL LIVES
                                                              ---------------       ----------------       ----------------
     Machinery and equipment............................              $14,739               $ 16,802             3-10 years
     Office furniture and equipment.....................                1,042                  1,333             3- 7 years
     Leasehold improvements.............................                2,196                  2,285            15-20 years
     Building...........................................                    -                  3,150               30 years
     Land...............................................                    -                    600                     --
     Construction in progress...........................                  891                    755                     --
                                                              ---------------       ----------------
                                                                       18,868                 24,925
     Less accumulated depreciation and amortization.....               (8,260)               (10,167)
                                                              ---------------       ----------------

                                                                      $10,608               $ 14,758
                                                              ===============       ================

  Included in the $16,802 of machinery and equipment is $757 of computer equipment acquired under capital lease. Accumulated amortization of assets under capital lease totaled $185 at December 31, 1997. See Note I.


NOTE E--ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                                1996             1997
                                                                           -----------      ------------
     Accrued vacation.............................................              $  448             $ 477
     Other........................................................                 719               314
                                                                           -----------      ------------

                                                                                $1,167             $ 791
                                                                           ===========      ============

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE F--LINES OF CREDIT


  The Company has in place a $5,000 line of credit with a bank for working capital purposes. This line of credit bears interest at the bank's reference rate, payable monthly. In addition, the Company has a $5,000 equipment line of credit. The equipment line of credit bears interest at the bank's reference rate plus .25%. The lines of credit expire on May 1, 1999. The equipment line of credit is collateralized by the related equipment financed by the bank, if any. The lines of credit contain various financial and operating covenants which, among other things, impose certain limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell its assets, make certain investments or, under certain circumstances, pay dividends. The Company is also required to comply with covenants related to tangible net worth and
other financial ratios.   The Company had both lines fully available at December
31, 1997.

NOTE G--LONG-TERM OBLIGATIONS

  Long-term debt consists of a note payable issued in connection with the acquisition of RMS Electronics, Inc. (Note K). Principal is payable in three annual installments of $133 beginning January 1, 1999. Interest accrues at a rate equal to the Company's investment yield (effective rate at December 31, 1997 of 5.85%) and is payable quarterly.

NOTE H--INCOME TAXES

  The components of income taxes are as follows:

                                                                   1995               1996               1997
                                                              ------------      ------------       ------------
     Current
       Federal..........................................             $  --            $2,104             $4,275
       State............................................                36               743              1,243
       Foreign..........................................               313               392                543
                                                              ------------      ------------       ------------
                                                                       349             3,239              6,061
                                                              ------------      ------------       ------------
     Deferred
       Federal..........................................                --              (669)              (416)
       State............................................                --              (211)                14
       Foreign..........................................                --                --                (70)
                                                              ------------      ------------       ------------
                                                                        --              (880)              (472)
                                                              ------------      ------------       ------------
                                                                     $ 349            $2,359             $5,589
                                                              ============      ============       ============

  A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the year ended December 31, 1997 is as follows:

          U.S. Federal statutory rate...................                   34%
          State income taxes, net of federal tax benefit                    6
                                                               --------------

                                                                           40%
                                                               ==============

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE H--INCOME TAXES--CONTINUED

  Prior to July 1996, the Company was taxed as an S Corporation. Accordingly, all Federal taxable earnings of the Company through July 1996 were taxed at the individual stockholder level and the Company incurred no Federal income tax liability. The Company was, however, subject to California's Corporation tax. Income taxes for 1995 consist primarily of the state corporate franchise tax for California and the Canadian tax imposed on the taxable income of the Company's Canadian operations. In 1995, the actual state tax provision differs from the expected statutory tax due to non-deductible entertainment expense and officers'life insurance premiums.

  In July 1996, the Company terminated its election to be taxed as an S Corporation. As a result of this termination, the Company became liable for income taxes. Accordingly, as required by generally accepted accounting principles, the Company recorded deferred tax assets and liabilities on temporary differences between the income tax basis and book basis of certain assets and liabilities. The effect of recording these net deferred tax assets upon the results of operations for the year ended December 31, 1996 was $1,063 ($0.13 per share).


  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           1996              1997
                                                                      ------------      ------------
     Assets
       Patents....................................................          $1,286            $1,162
       Allowance for bad debts....................................              32                41
       Inventory capitalization...................................              59               146
       Vacation pay...............................................             190               187
       State taxes................................................               -               314
       Net operating loss carryforward-foreign operations.........               -                70
                                                                      ------------      ------------
                                                                             1,567             1,920
                                                                      ------------      ------------
      Liabilities
       Accelerated depreciation...................................             615               568
       State taxes................................................              72                 -
                                                                      ------------      ------------
                                                                               687               568
                                                                      ------------      ------------
          Net deferred tax asset..................................          $  880            $1,352
                                                                      ============      ============


  The classification of the net deferred tax assets between current and non-current is as follows:

                                                                           1996              1997
                                                                      ------------      ------------
     Current......................................................           $ 321            $  688
     Non-current..................................................             559               664
                                                                      ------------      ------------
                                                                             $ 880            $1,352
                                                                      ============      ============

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)



NOTE I--CAPITAL LEASE OBLIGATIONS

  The Company leases certain computer equipment under various agreements which are classified as capital leases. The equipment is under lease through August 2000. Future minimum payments, by year, are as follows:


           1998                                     $291
           1999                                      300
           2000                                       52
                                                    ----
                                                     643
           Less amount representing
           interest                                   97
                                                    ----
                                                     546
           Less current maturities                   226
                                                    ----
                                                    $320
                                                    ====


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

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE J--STOCKHOLDERS' EQUITY--CONTINUED

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs has not been significant.

  Plan transactions are as follows:

                                                         1996                                     1997
                                        -----------------------------------      ------------------------------------
                                                                Weighted                                  Weighted
                                                                 average                                   average
                                                                exercise                                  exercise
                                             Shares               price               Shares                price
                                        -------------      ----------------      -------------       ----------------
      Options outstanding
       January 1,.................                 --         $     --                     513                 $11.00
      Granted.....................                513            11.00                     165                  12.91
      Exercised...................                 --               --                      --                     --
      Canceled....................                 --               --                     (42)                 11.00
                                        -------------                            -------------
      Options outstanding
       December 31,...............                513           $11.00                     636                 $11.49
                                        =============                            =============

      Options available for
       grant at December 31,......                237                                      113


  Weighted average fair value of options granted during the year are as follows:

                                                                                  1996              1997
                                                                             ------------      ------------
    Exercise price is below market price at date of grant                              --             $6.75
    Exercise price equals market price at date of grant                             $5.47             $5.90

  The range of exercise prices of options outstanding at December 31, 1997 is $11.00 to $13.25 and have a weighted average remaining contractual life of 9 years. At December 31, 1997, 171 of the 636 options outstanding are exercisable by the optionee.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE J--STOCKHOLDERS' EQUITY--CONTINUED

  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                      1996                 1997
                                                               --------------       --------------
     Expected life (years).....................................     5 years              5 years
     Risk-free interest rate...................................      5.5%                6.25%
     Volatility................................................       50%                  40%
     Dividend yield............................................       --                   --

  Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's 1997 net income and income per share would have been:

                                                                                         Net income per share
                                                                                ------------------------------------
                                                               Net income             Basic               Diluted
                                                           ---------------      ---------------      ---------------
     As reported.....................................               $8,470                 $.92                 $.91
     Pro forma.......................................                7,812                  .84                  .83

  The Company's adjusted pro forma net income and adjusted pro forma net income per share (basic and diluted) for 1996 would have been $8,351 and $.99, respectively.


NOTE K--ACQUISITIONS


  During 1997, the Company acquired the entities described below. The acquisitions were accounted for by the purchase method of accounting:

  RMS Electronics, Inc.--On January 2, 1997, the Company acquired substantially all of the assets of RMS Electronics, Inc. and an affiliated company, RMS - UK Limited (collectively referred to as "RMS") for $2,695, including acquisition costs. The purchase price comprised $2,295 in cash and the remainder through the issuance of a promissory note. RMS is a designer, importer and distributor of passive electronic products and devices for various segments of the broadband telecommunications industry. These devices are typically used in conjunction with the Company's enclosure products. The excess of the purchase price over the fair values of the net assets acquired was $1,134 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. Other intangible assets acquired in connection with the acquisition totaled $100 and is being amortized over three years.

                        CHANNELL COMMERCIAL CORPORATION

                        December 31, 1995, 1996 and 1997

                 (amounts in thousands, except per share data)


NOTE K--ACQUISITIONS - CONTINUED

  Standby Electronics Corp.--On June 30, 1997, the Company acquired all of the outstanding shares of Standby Electronics Corp. ("Standby"), a designer and supplier of metal-fabricated enclosures to house advanced electronics fiber optic cable and power systems for broadband telecommunications networks, for $479. In addition, the purchase agreement provides for additional consideration up to $300 to be paid over three years, contingent upon Standby achieving specified revenue levels over the three year period. Accordingly, contingent consideration has not been reflected as a liability as of December 31, 1997. The excess of the purchase price (excluding the contingent consideration) over the fair values of the net assets acquired was $552 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

  The fair value of tangible assets acquired and liabilities assumed of both entities was $3,188 and $1,800, respectively. The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions had occurred January 1, 1996. Consolidated pro forma results of operations for fiscal 1997 would not have been materially different from the reported amounts.

                                                                            1996
                                                                           ------

Net sales                                                                  $56,020
Net income                                                                   9,113
Income per share (basic and diluted)                                       $  1.08

  The 1996 pro forma information assumes that the Company was taxed as a C Corporation for the entire year. These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as additional amortization expense of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been effective January 1, 1996 or of future results of operations of the consolidated entities.


NOTE L--RETIREMENT PLANS

  As of September 30, 1997, the assets of the Company's prior defined contribution profit-sharing plan were merged into a plan established in 1993 in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of income include expenses of $198, $200 and $40 which have been incurred for the plans for the years ended December 31, 1995, 1996 and 1997, respectively.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE M--RELATED PARTY TRANSACTIONS

  Prior to the initial public offering, the Company's Chairman of the Board and Chief Executive Officer, William H. Channell, Sr. (Mr. Channell, Sr.) owned six patents utilized by the Company in its business. Under the terms of exclusive licensing agreements, the Company made payments to Mr. Channell, Sr. for the use of these patents. These payments were based on the sale of products. Operations have been charged with $2,035 and $531 for the years ended December 31, 1995 and 1996, respectively. In connection with the initial public offering of the Company's common stock, the Company acquired these patents from Mr. Channell, Sr. and certain members of the Channell family for $3,100. The aggregate consideration of $3,100 has been reflected as a reduction of additional paid-in capital in 1996. The licensing agreements with Mr. Channell, Sr. were terminated in April 1996 and, accordingly, no license fee expense has been reflected in the accompanying statement of income since March 31, 1996. In July 1996, Mr. Channell, Sr., contributed $531 of accrued license fees owed to him to additional paid-in capital.

  The Company leases its facilities in Temecula, California from Mr. Channell, Sr. The leases provide for payments of insurance, repairs, and maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms to 2015. Rent expense was $650, $755 and $1,081 for the years ended December 31, 1995, 1996 and 1997, respectively. The following is a schedule of future minimum rental payments, exclusive of property taxes and insurance:

           1998                                            $1,102
           1999                                             1,125
           2000                                             1,147
           2001                                             1,169
           2002                                             1,193
           Thereafter                                       3,725
                                                         --------

                                                           $9,461
                                                         ========

  In 1997, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2,700. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is expected to decline over a 20 year period before expiring in 2016. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

NOTE N--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

  The Company maintains the majority of its cash balances in one financial institution located in California which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  In 1997, one customer made up 15.1% of sales and a second customer made up 10.0% of sales. In 1995 and 1996, a different customer made up 17.5% and 17.3% of sales, respectively. Also in 1995 and 1996, a second customer made up 15.6% and 14.9% of sales, respectively. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's base and their geographic dispersion. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE O - SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment as a supplier of telecommunications equipment. While the Company offers a wide range of items for sale, many of them are marketed by a common sales force.

  In 1995 and 1996, revenue generated by the Company's foreign operations from sales to unrelated entities was less than 10 percent of consolidated revenue. In addition, identifiable assets of the Company's foreign operations were less than 10% of consolidated total assets as of December 31, 1995 and 1996. A summary of the Company's operations by geographic area for 1997 is presented below:


Revenue from unrelated entities
  United States (1)                                                    $51,299
  Canada                                                                 5,587
  Europe                                                                 3,057
                                                                   -----------

  Consolidated                                                         $59,943
                                                                   ===========

Intercompany revenue between geographic areas
  United States                                                        $ 1,932
                                                                   ===========

Income from operations
  United States                                                        $12,074
  Canada                                                                 1,055
  Europe                                                                    51
                                                                   -----------

  Consolidated                                                         $13,180
                                                                   ===========

Identifiable assets
  United States                                                        $31,283
  Canada                                                                 2,953
  Europe                                                                 1,809
  Corporate assets and eliminations                                     14,580
                                                                   -----------

  Consolidated                                                         $50,625
                                                                   ===========


(1)  Included in United States revenue are export sales of $2,255.

                        CHANNELL COMMERCIAL CORPORATION

                        DECEMBER 31, 1995, 1996 AND 1997

                 (amounts in thousands, except per share data)


NOTE P--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1996 and 1997 follows:

                                                   First             Second            Third             Fourth
                                                  Quarter           Quarter           Quarter           Quarter
                                              -------------     -------------     -------------     -------------
  1996
    Net sales                                       $10,279           $12,961           $11,954           $12,088
    Gross profit                                      4,541             5,986             5,531             5,777
    Net income                                        2,002             3,653             3,640             1,815
    Income per share
      Basic                                             N/A               N/A               .41               .20
      Diluted                                           N/A               N/A               .40               .20
    Pro forma net income                              1,279             2,187               N/A               N/A
    Pro forma net income per share -
      Basic and diluted                                 .17               .28               N/A               N/A

   1997
    Net sales                                       $12,804           $15,664           $15,353           $16,122
    Gross profit                                      5,143             7,005             6,399             6,364
    Net income                                        1,387             2,538             2,289             2,256
    Income per share
      Basic                                             .15               .27               .25               .24
      Diluted                                           .15               .27               .24               .24


NOTE Q--NEW ACCOUNTING PRONOUNCEMENTS


  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997.


  In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. Management has not determined whether adoption of SFAS 131 will have a significant impact on the disclosures included in the consolidated financial statements.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 25, 1998.

                                    CHANNELL COMMERCIAL CORPORATION
                                    a Delaware corporation



                                    By     /s/   WILLIAM H. CHANNELL, SR.
                                       -----------------------------------
                                           William H. Channell, Sr.
                                           Chairman of the Board and
                                           Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 25, 1998.


            SIGNATURE                    CAPACITY IN WHICH SIGNED
            ---------                    ------------------------

 /s/ WILLIAM H. CHANNELL, SR.            Chairman of the Board and
 ----------------------------
 William H. Channell, Sr.                Chief Executive Officer
                                         (Principal Executive Officer)

 /s/ WILLIAM H. CHANNELL, JR.
 ----------------------------            President, Chief Operating
 William H. Channell, Jr.                Officer and Director


 /s/ Gary W. Baker
 ----------------------------            Vice President,
 Gary W. Baker                           Finance and Chief Financial
                                         Officer

 /s/ JACQUELINE M. CHANNELL              Secretary and Director
 -----------------------------
 Jacqueline M. Channell



 /s/ EUGENE R. SCHUTT, JR.               Director
 ---------------------------
 Eugene R. Schutt, Jr.



 /s/ RICHARD A. CUDE                     Director
 ---------------------------
 Richard A. Cude