Form 10-Q
period 1998-03-31
CHANNELL COMMERCIAL CORP
filed 1998-05-06
CIK 1013696

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                     92591
                                  (Zip Code)

                                (909) 694-9160
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----

     9,237,000 shares of common stock of the Registrant were outstanding at March 31, 1998.

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)


                                                     Three months ended
                                                          March 31,
                                                     -------------------
                                                      1998        1997
                                                     -------     -------
Net sales                                            $15,704     $12,804
Cost of goods sold                                     9,290       7,661
                                                     -------     -------
        Gross profit                                   6,414       5,143
Commission income                                         80         148
                                                     -------     -------
                                                       6,494       5,291
Operating expenses
        Selling                                        2,219       1,753
        General and administrative                     1,404       1,210
        Research and development                         378         235
                                                     -------     -------
                                                       4,001       3,198
                                                     -------     -------
        Income from operations                         2,493       2,093

Interest income                                          152         299
                                                     -------     -------

        Income before income taxes                     2,645       2,392

Income taxes                                           1,098       1,005
                                                     -------     -------

        Net income                                   $ 1,547     $ 1,387
                                                     =======     =======

        Net income per share - basic and diluted     $  0.17     $  0.15
                                                     =======     =======

        Weighted average shares outstanding            9,237       9,237
                                                     =======     =======

                        CHANNELL COMMERCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands, except per share data)

                                                                   Unaudited
                                                                   March 31,            December 31,
                                                                     1998                  1997
                                                                  -----------           -----------
ASSETS
Current assets
           Cash and cash equivalents                                 $  3,354              $  3,840
           Investments                                                 11,708                11,651
           Accounts receivable (net)                                   10,345                 9,191
           Inventories                                                  8,593                 7,269
           Deferred income taxes                                          868                   688
           Prepaid expenses                                               177                   613
                                                                     --------              --------
                      Total current assets                             35,045                33,252

Property and equipment at cost, net                                    15,752                14,758
Deferred income taxes                                                     483                   664
Intangible assets, net                                                  1,615                 1,649
Other assets                                                              371                   302
                                                                     --------              --------
           Total assets                                              $ 53,266              $ 50,625
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
           Accounts payable                                          $  2,767              $  2,606
           Notes payable current                                          133                   --
           Current maturities of capital lease obligations                226                   226
           Accrued expenses                                             1,025                   791
           Income taxes payable                                         1,138                   390
                                                                     --------              --------
                      Total current liabilities                         5,289                 4,013
                                                                     --------              --------
Long-term obligations                                                     267                   400
                                                                     --------              --------
Capital lease obligations                                                 271                   320
                                                                     --------              --------
Commitments

Stockholders' equity
           Preferred stock                                                 --                    --
           Common stock, par value $.01 per share, authorized --
                  19,000 shares; issued and outstanding --
                   9,237 shares                                            92                    92
           Additional paid-in capital                                  27,991                27,991
           Retained earnings                                           19,356                17,809
                                                                     --------              --------
           Total stockholders' equity                                  47,439                45,892
                                                                     --------              --------
           Total liabilities and stockholders' equity                $ 53,266              $ 50,625
                                                                     ========              ========

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                                       Three months ended
                                                                                             March 31
                                                                                ----------------------------------
                                                                                  1998                      1997
                                                                                --------                  --------
Cash flows from operating activities:
         Net income                                                            $ 1,547                   $ 1,387
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization                                         619                       523
             Deferred income taxes                                                   1                        (2)
         (Increase) decrease in assets:
             Accounts receivable                                                (1,154)                      348
             Inventories                                                        (1,324)                   (1,221)
             Prepaid expenses                                                      436                       160
             Other                                                                 (69)                      (86)
         Increase (decrease) in liabilities:
             Accounts payable                                                      161                        83
             Accrued expenses                                                      234                        61
             Income taxes payable                                                  748                      (701)
                                                                               -------                   -------
Net cash provided by operating activities                                        1,199                       552
                                                                               -------                   -------
Cash flows from investing activities:
         Acquisition of property and equipment                                  (1,579)                     (412)
         Acquisitions                                                               --                    (2,085)
         Increase in investments                                                   (57)                       --
                                                                               -------                   -------
Net cash (used in) investing activities                                         (1,636)                   (2,497)
                                                                               -------                   -------
Cash flows from financing activities:
         Repayment of debt                                                          --                      (735)
         Repayment of obligations under capital lease                              (49)                      (34)
                                                                               -------                   -------
Net cash (used in) financing activities                                            (49)                     (769)
                                                                               -------                   -------
Increase (decrease) in cash and cash equivalents                                  (486)                   (2,714)

Cash and cash equivalents, beginning of period                                   3,840                     9,190
                                                                               -------                   -------
Cash and cash equivalents, end of period                                       $ 3,354                   $ 6,476
                                                                               =======                   =======
Cash paid during the period for:
         Interest                                                              $    18                   $    33
                                                                               =======                   =======
         Income taxes                                                          $   343                   $ 1,623
                                                                               =======                   =======

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

                 (amounts in thousands, except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-months ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998, and (c) the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997 have been made. The results for the three-month period ended March 31, 1998, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                          March 31,
                                            1998
                                          ---------
                   Raw materials            $1,269
                   Work-in process           1,025
                   Finished goods            6,299
                                            $8,593
                                          ========

3. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At March 31, 1998, there were no material differences between the fair value and cost of these marketable securities.

4. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), reporting comprehensive income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. There are no components of income, other than as reflected on the Consolidated Statements of Income, for the periods presented in these statements.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company operates in a one industry segment as supplier of telecommunications equipment. While the Company offers a wide range of items for sale, many of them are marketed by a common sales force.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED MARCH 31, 1997

     Net Sales. Net sales increased $2.9 million or 22.7% from $12.8 million in the first quarter of 1997 to $15.7 million in the first quarter of 1998 as a result of increased sales of telecommunication enclosure products of $2.3 million, RF passive electronic devices of $0.4 million and $0.2 million of other related equipment.

     Domestic net sales increased $2.3 million or 20.5% from $11.2 million in the first quarter of 1997 to $13.5 million in the first quarter of 1998, primarily due to accelerated growth in both upgrade and rebuild construction to facilitate increased broadband requirements.

International net sales increased $0.6 million or 37.5% from $1.6 million in the 1997 period to $2.2 million in the 1998 period, primarily due to new construction in Europe, South America and Canada.

     Gross Profit. Gross profit increased $1.3 million or 25.5% from $5.1 million in the first quarter of 1997 to $6.4 million in the first quarter of 1998. Gross margin increased from 40.2% to 40.9% during the comparable periods. The improvements in gross profit and gross margin are primarily due to an increase in overall sales volume, which resulted in higher operating leverage.

     Commission Income. Commission income was $0.1 million in both of the first quarters of 1997 and 1998.

     Selling. Selling expense increased $0.4 million or 22.2% from $1.8 million in the first quarter of 1997 to $2.2 million in the first quarter of 1998, primarily as a result of increased payroll, benefits and employee related expenses of $0.3 million related to the Standby Electronics acquisition and increased selling and marketing activities. Freight expense increased $0.1 million in the comparable periods due to the increase of sales volume. As a percentage of net sales, selling expense increased from 13.7% in the 1997 period to 14.0% in the 1998 period.

     General and Administrative. General and administrative expenses increased $0.2 million or 16.7% from $1.2 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998, primarily as a result of increased payroll and benefits expenses of $0.1 million related to increased staffing. Employee related expenses increased $0.1 million as a result of the recruiting of an operations manager in addition to an information systems director. As a percentage of net sales, general and administrative expense decreased from 9.5% in the 1997 period to 8.9% in the 1998 period.

     Research and Development. Research and development expenses increased $0.2 million or 100.0% from $0.2 million in the first quarter of 1997 to $0.4 million in the first quarter of 1998, primarily as a result of increased payroll and benefits related to increased staffing. As a percentage of net sales, research and development expense increased from 1.8% in the 1997 period to 2.4% in the 1998 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.4 million or 19.1% from $2.1 million in the first quarter of 1997 to $2.5 million in the first quarter of 1998, while the operating margin decreased from 16.4% to 15.9% in the comparable periods.

     Income Taxes. Income taxes increased $0.1 million or 10.0% from $1.0 million in the first quarter of 1997 to $1.1 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter was $0.6 million and $1.2 million in 1997 and 1998, respectively. Net cash used in financing activities was $0.8 million and less than $0.1 million in 1997 and 1998, respectively. Net cash used in investing activities was $2.5 million in 1997 and $1.6 million in 1998 respectively.

     Accounts receivable increased from $9.2 million at December 31, 1997, to $10.3 million at March 31, 1998, as a result of increased sales. Inventories increased from $7.3 million at December 31, 1997, to $8.6 million at March 31, 1998, primarily as a result of increased RF passive electronic devices, finished goods.

     The Company made capital expenditures for the first quarter of $0.4 million and $1.6 million in 1997 and 1998, respectively, and anticipates increased capital spending for equipment, product tooling and test equipment.

     The Company has historically financed its operations and capital expenditures through internally generated funds and bank borrowing. The Company currently maintains a revolving credit facility with a $5.0 million working capital revolving line of credit and a $5.0 million equipment revolving line of credit, neither of which currently has any outstanding balance. Availability of advances under the revolving credit facilities expires on May 1, 1999.

     On May 1, 1998, the Company acquired all of the stock in A.C. Egerton (Holdings) Plc ("Egerton"). Egerton is a U.K. holding company with subsidiaries in the U.K., Australia and the U.S., which are involved primarily in the manufacturing and sales of telephone equipment primarily in Europe, Asia and Australia. Purchase price of the stock was approximately $26.9 million and was paid from the proceeds of bank borrowing and liquidation of short-term investments.

     The Company believes that income from operations, coupled with the remaining proceeds from the Initial Public Offering and bank borrowings will be sufficient to fund the acquisition of Egerton, capital expenditures and working capital requirements through the remainder of 1998.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, integration of acquired business and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 filed with the Securities and Exchange Commission.

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

Item 3.    Defaults Upon Senior Securities
     None

Item 4.    Submission of Matters to a Vote of Security Holders
     None

Item 5.    Other Information
     None

Item 6.    Exhibits and Reports on Form 8-K


Exhibit
Number    Description
------    -----------
 3.1      Restated Certificate of Incorporation of the Company (1)
 3.2      Bylaws of the Company (1)
 4        Form of Common Stock Certificate (1)
10.1      Tax Agreement between the Company and the Existing Stockholders (1)
10.2      Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3      Business Loan Agreement dated as of May 13, 1997 between the Company and Bank of America National Trust and Savings Association ("Bank of
          America") (3)
10.8      Employment Agreement between the Company and William H. Channell, Sr. (1)
10.9      Employment Agreement between the Company and William H. Channell, Jr. (1)
10.10     Channell Commercial Corporation 1996 Performance-Based Annual Incentive
          Compensation Plan (1)
10.11     Lease dated December 22, 1989 between the Company and William H.
          Channell, Sr., as amended (1)
10.12     Lease dated May 29, 1996 between the Company and the Channell Family
          Trust (1)
10.14     Lease dated September 24, 1997 between the Company and SCI North Carolina
          Limited Partnership (5)
10.15     Lease dated November 2, 1989 between the Company and Meadowvale Court
          Property Management Ltd., as amended (1)
10.16     Lease Agreement dated as of March 1, 1996 between Winthrop Resources
          Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)

10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (4)
10.20     Letter Agreement regarding employment, Andrew M. Zogby (2)
10.21     Letter Agreement regarding employment, John B. Kaiser (2)
11        Computation of Proforma Income per Share (2)
27        Financial Data Schedule (5)

_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 13, 1997.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 30, 1998.
(5)  Filed herewith.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  May 4, 1998                 By: /s/ Gary W. Baker
                                       ----------------------
                                       Gary W. Baker
                                       Chief Financial Officer