Form 10-Q
period 1998-06-30
CHANNELL COMMERCIAL CORP
filed 1998-08-13
CIK 1013696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________


                          Commission File No. 0-28582
                                              -------


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

     9,237,000 shares of common stock of the Registrant were outstanding at June 30, 1998.

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                                        Six months ended            Three months ended
                                                                            June 30,                     June 30,
                                                                      --------------------         --------------------
                                                                       1998          1997           1998          1997
                                                                      -------      -------         -------      -------
Net sales                                                             $38,812      $28,468         $23,108      $15,664
Cost of goods sold                                                     22,777       16,320          13,487        8,659
                                                                      -------      -------         -------      -------

            Gross profit                                               16,035       12,148           9,621        7,005
Commission income                                                         102          336              22          188
                                                                      -------      -------         -------      -------
                                                                       16,137       12,484           9,643        7,193
Operating expenses
            Selling                                                     4,898        3,571           2,679        1,818
            General and administrative                                  3,671        2,248           2,267        1,038
            Research and development                                      895          473             517          238
                                                                      -------      -------         -------      -------
                                                                        9,464        6,292           5,463        3,094
                                                                      -------      -------         -------      -------
            Income from operations                                      6,673        6,192           4,180        4,099

Interest income                                                          (175)         501            (328)         202
                                                                      -------      -------         -------      -------

            Income before income taxes                                  6,498        6,693           3,852        4,301

Income taxes                                                            2,657        2,744           1,559        1,763
                                                                      -------      -------         -------      -------

            Net income                                                $ 3,841      $ 3,949         $ 2,293      $ 2,538
                                                                      =======      =======         =======      =======

            Net income per share (basic and diluted)                  $  0.42      $  0.43         $  0.25      $  0.28
                                                                      =======      =======         =======      =======

            Weighted  average shares outstanding                        9,237        9,237           9,237        9,237
                                                                      =======      =======         =======      =======

                                         CHANNELL COMMERCIAL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              (amounts in thousands)

                                                                                 June 30,                Dec. 31,
                                                                                   1998                    1997
                                                                              ------------            ------------
ASSETS
CURRENT ASSETS
          Cash and                                                               $ 4,663                 $ 3,840
          cash
          equivalents
          Investments                                                                940                  11,651
          Accounts                                                                16,971                   9,191
          receivable(net)
          Inventories                                                             15,315                   7,253
          Deferred income taxes                                                      868                     688
          Prepaid expenses                                                           577                     613
                                                                            ------------            ------------
                Total current assets                                              39,334                  33,236

PROPERTY AND EQUIPMENT AT COST, NET                                               26,111                  14,758

DEFERRED INCOME TAXES                                                                483                     664

INTANGIBLE ASSETS, NET                                                            20,300                   1,649

OTHER ASSETS                                                                       1,839                     302
                                                                            ------------            ------------
                TOTAL ASSETS                                                     $88,067                 $50,609
                                                                            ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
            Bank overdraft                                                       $ 9,297                      --
            Accounts payable                                                       7,804                 $ 2,606
            Notes payable current                                                    133                      --
            Current maturities of capital lease obligations                          458                     226
            Accrued expenses                                                       1,844                     791
            Income taxes payable                                                     647                     390
                                                                            ------------            ------------
                Total current liabilities                                         20,183                   4,013

LONG-TERM OBLIGATIONS                                                             17,128                     400

CAPITAL LEASE OBLIGATIONS                                                            192                     320

DEFERRED INCOME TAX                                                                  847                     ---

STOCKHOLDERS' EQUITY
            Preferred stock
            Common stock, par value $.01 per share, authorized --
                   19,000 shares; issued and outstanding --
                   9,237 shares                                                       92                      92
            Additional paid-in capital                                            27,991                  27,991
            Retained earnings                                                     21,634                  17,793
                                                                            ------------            ------------
            TOTAL STOCKHOLDERS' EQUITY                                            49,717                  45,876
                                                                            ------------            ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $88,067                 $50,609
                                                                            ============            ============

                                                                    Page 2 0f 13

                                        CHANNELL COMMERCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                            (amounts in thousands)

                                                                                       Six months ended
                                                                                           June 30,
                                                                              --------------------------------
                                                                                   1998              1997
                                                                              --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                              $  3,841           $ 3,949
                    Depreciation and amortization                                      1,414             1,007
                    Deferred income taxes                                                  1                (1)
            Change in assets and liabilities net of
            effects from purchase of companies:
                    Accounts receivable                                               (2,559)           (1,443)
                    Inventories                                                       (3,179)           (1,343)
                    Prepaid expenses                                                      36               303
                    Other                                                             (1,384)             (106)
            Increase (decrease) in liabilities:
                    Accounts payable                                                   1,331              (294)
                    Accrued expenses                                                   1,053              (347)
                    Income taxes payable                                                 (95)           (1,399)
                                                                              --------------------------------

Net cash provided by operating activities                                                459               326
                                                                              --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                                          (3,208)             (998)
       Payment for purchased companies, net
        of cash acquired                                                             (23,733)           (2,085)
       Purchases of investments                                                       (2,133)
       Maturities of investments                                                      15,773
                                                                              --------------------------------

Net cash used in investing activities                                                (13,301)           (3,083)
                                                                              --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Acquisition of long term debt                                                  16,745                --
       Repayment of obligations under capital lease                                     (151)              (71)
                                                                              --------------------------------

Net cash provided by (used in) financing activities                                   16,594               (71)
                                                                              --------------------------------
Increase (decrease) in cash and cash equivalents                                       3,752            (2,828)

Cash and cash equivalents, beginning of period                                           911             9,190
                                                                              --------------------------------
Cash and cash equivalents, end of period                                            $  4,663           $ 6,362
                                                                              ================================
CASH PAID DURING THE PERIOD FOR:
       Interest                                                                     $    298           $    63
                                                                              ================================
       Income taxes                                                                 $  2,694           $ 4,241
                                                                              ================================

                                                                    Page 3 of 13

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

                 (amounts in thousands, except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the six-months ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998, and (c) the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997 have been made. The results for the six-month period ended June 30, 1998, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                     June 30,
                                                       1998
                                                 -----------------
                                      Raw materials                  $ 3,878
                                      Work-in process                  2,008
                                      Finished goods                   9,429
                                                                     -------
                                                                     $15,315
                                                               =============

3. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At June 30, 1998, there were no material differences between the fair value and cost of these marketable securities.

4. Acquisition: On May 1, 1998, the Company acquired 100% of the outstanding common stock of A.C. Egerton (Holdings) PLC ("Egerton"), a public limited company incorporated in England and Wales. The purchase price, paid in cash, amounted to $27,836, including $1,275 of estimated costs of acquisition. The excess of the fair value of assets acquired in excess of liabilities assumed amounted to $8,646 which resulted in goodwill in the amount of $19,190. Goodwill is being amortized on the straight-line basis over twenty years. Results of operations of the acquired company are included in the accompanying consolidated statements of income commencing on May 1, 1998.

     Pro forma consolidated results of operations as though the acquisition had occurred at the beginning of each of the respective periods is as follows:

                                 Six months ended June 30,
                                  1998               1997
                             ---------------   ----------------
Net sales                            $47,739            $49,853
Net income                           $ 2,697            $ 4,562
Net income per share:
      Basic                          $  0.29            $  0.49
      Diluted                        $  0.29            $  0.49

5. Supplemental Disclosure of Non-Cash Investing Activities: The Company purchased all of the capital stock of Egerton for $27,836. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of assets acquired            $42,570
Cash paid for capital stock               27,836
                                         -------

Liabilities assumed                      $14,734
                                         =======

6. Long-Term Debt: In conjunction with the acquisition of Egerton on May 1, 1998, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25,000 of which $16,681 had been drawn down as of June 30, 1998. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The rate at June 30, 1998 was 8.5%. The loan is secured by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

Loan payable - bank                               $16,861
Loan payable individual with interest at
the bank prime rate due January, 2001

                                                      400
                                                  -------
                                                   17,261
Current portion                                       133
                                                  -------
                                                  $17,128
                                                  =======

     The Revolving Facility contains various financial and operating covenants which, among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios.

7. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), reporting comprehensive income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. There are no components of income, other than as reflected on the Consolidated Statements of Income, for the periods presented in these statements.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information, which applies only to publicly held business entities. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company operates in a one-industry segment as supplier of telecommunications equipment. While the Company offers a wide range of items for sale, many of them are marketed by a common sales force.

Part I  Financial Information

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE 30, 1997

     Net Sales. Net sales increased $10.3 million or 36.1% from $28.5 million in the first six months of 1997 to $38.8 million in the first six months of 1998, as a result of increased sales of telecommunication enclosure and component products of $9.7 million (including $5.2 million of Egerton products), RF passive electronic devices of $0.4 million and $0.2 million of other related equipment.

     Domestic net sales increased $5.0 million or 20.6% from $24.3 million in the first six months of 1997 to $29.3 million in the first six months of 1998, primarily due to accelerated growth in both upgrade and rebuild construction to facilitate increased broadband requirements. International net sales increased $5.3 million or 126.2% from $4.2 million in the first six months of 1997 to $9.5 million in the first six months of 1998, primarily as a result of the Egerton acquisition.

     Gross Profit. Gross profit increased $3.9 million or 32.2% from $12.1 million in the first six months of 1997 to $16.0 million in the first six months of 1998. $2.0 million of this increase is due to increased telecommunication enclosure product sales volume, and $1.9 million from Egerton component sales. Gross margin decreased from 42.5% to 41.2% during the comparable periods due to a 36.5% margin contribution from the sale of Egerton products.

     Commission Income. Commission income decreased $0.2 million or 66.7% from $0.3 million in the first six months of 1997 to $0.1 million in the first six months of 1998. The decrease is a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expense increased $1.3 million or 36.1% from $3.6 million in the first six months of 1997 to $4.9 million in the first six months of 1998, primarily as a result of increased sales and marketing expenses of $0.6 million related to Standby Electronics expenses, $0.4 million related to Egerton expenses and $0.2 million of increased freight expense. As a percentage of net sales, selling expense was 12.6% in both comparable periods.

     General and Administrative. General and administrative expenses increased $1.5 million or 68.2% from $2.2 million in the first six months of 1997 to $3.7 million in the first six months of 1998, primarily as a result of $0.9 million related to Egerton expenses, and increased payroll and benefits expenses of $0.2 million related to increased staffing. Employee related expenses increased $0.1 million as a result of recruiting and rent/lease equipment. As a percentage of net sales, general and administrative expense increased from 7.7% in the 1997 period to 9.5% in the 1998 period.

     Research and Development. Research and development expenses increased $0.4 million or 80.0% from $0.5 million in the first six months of 1997 to $0.9 million in the first six months of 1998 primarily due to increased payroll and expenses in the amount of $0.3 million associated with increased staffing and $0.1 million related to Egerton expenses. As a percentage of net sales, research and development increased from 1.8% in the 1997 period to 2.3% in the 1998 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.5 million or 8.1% from $6.2 million in the first six months of 1997 to $6.7 million in the first six months of 1998, while operating margin decreased from 21.8% to 17.3%.

     Income Taxes. Income taxes were $2.7 million in the first six months of 1997 and 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1997

     Net Sales. Net sales increased $7.4 million or 47.1% from $15.7 million in the second quarter of 1997 to $23.1 million in the second quarter of 1998, as a result of increased telecommunication enclosure and component products, including $5.2 million of Egerton products.

     Domestic net sales increased $2.7 million or 20.6% from $13.1 million in the second quarter of 1997 to $15.8 million in the second quarter of 1998, primarily due to accelerated growth in both upgrade and rebuild construction to facilitate increased broadband requirements. International net sales increased $4.7 million or 180.8% from $2.6 million in the second quarter of 1997 to $7.3 million in the second quarter of 1998, primarily as a result of the Egerton acquisition.

     Gross Profit. Gross profit increased $2.6 million or 37.1% from $7.0 million in the second quarter of 1997 to $9.6 million in the second quarter of 1998. This increase is from increased sales volume, including $1.9 million from Egerton products. Gross margin decreased from 44.6% in the second quarter of 1997 to 41.6% in the second quarter of 1998 as a result of product mix.

     Commission Income. Commission income decreased $0.2 million or 100.0% from $0.2 million in the second quarter of 1997 to less than $0.1 million in the second quarter of 1998, primarily as a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expenses increased $0.9 million or 50.0% from $1.8 million in the second quarter of 1997 to $2.7 million in the second quarter of 1998, primarily as a result of increased sales and marketing expenses of $0.3 million associated with Standby Electronics expenses, and $0.4 million associated with Egerton expenses. As a percentage of net sales, selling expense increased from 11.5% in the 1997 period to 11.7% in the 1998 period.

     General and Administrative. General and administrative expenses increased $1.3 million or 130.0% from $1.0 million in the second quarter of 1997 to $2.3 million in the second quarter of 1998. The increase is primarily a result of $0.9 million related to Egerton expenses, and increased payroll and expenses of $0.3 million related to increased staffing. As a percentage of net sales, general and administrative expense increased from 6.4% in the 1997 period to 10.0% in the 1998 period.

     Research and Development. Research and development expenses increased $0.3 million or 150.0% from $0.2 million in the second quarter of 1997 to $0.5 million in the second quarter of 1998, as a result of increased staffing amounting to $0.2 million and $0.1 million related to Egerton expenses. As a percentage of net sales, research and development increased from 1.3% in the 1997 period to 2.2% in the 1998 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.1 million or 2.4% from $4.1 million in the second quarter of 1997 to $4.2 million in the second quarter of 1998, while operating margin decreased from 26.1% to 18.2%.

     Income Taxes. Income taxes decreased $0.2 million or 11.1% from $1.8 million in the second quarter of 1997 to $1.6 million in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $0.3 million and $0.5 million for the six months ended June 30, 1997 and 1998, respectively. Net cash used in financing activities of less than $0.1 million was used in financing activities for the six months ended June 30, 1997, and net cash provided from financing activities was $16.6 million for the six months ended June 30, 1998. Net cash used in investing activities was $3.1 million and $13.3 million for the periods ending June 30, 1997 and 1998, respectively.

     Accounts receivable increased from $9.2 million at December 31, 1997, to $17.0 million at June 30, 1998, as a result of increased sales and $6.4 million from the acquisition of Egerton. Inventories increased from $7.3 million at December 31, 1997, to $15.3 million at June 30, 1998, primarily as a result of increased finished goods in anticipation of higher sales in the second half of 1998 and $4.6 million from the acquisition of Egerton.

     The Company made capital expenditures of $0.6 million and $1.6 million for the second quarter of 1997 and 1998, respectively, and anticipates increased capital spending for equipment, product tooling and test equipment for the remainder of 1998.

     On May 1, 1998, the Company acquired all of the stock of Egerton. Egerton is a U.K. holding company with subsidiaries in the U.K., Australia and the U.S., which are involved primarily in the manufacturing and sales of telephone equipment primarily in Europe, Asia and Australia. Purchase price of the stock was approximately $26.9 million and was paid from the proceeds of bank borrowing and the liquidation of short-term investments.

     In conjunction with the acquisition of Egerton, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $16.7 million had been drawn down as of June 30, 1998. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings.

The applicable rate at June 30, 1998 was 8.5%. The loan is secured by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

     The Revolving Facility contains various financial and operating covenants which, among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios.

     The Company believes that income from operations, coupled with borrowing under its revolving credit facilities will be sufficient to fund the Company's capital expenditure and working capital requirements.

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           Form 8-K, item 2, Acquisition of Assets, filed May 18, 1998
           Form 8-KA, item 7, Financial Statements, filed July 17, 1998
           Report of BDO Stoy Hayward, Chartered Accountants and Registered Auditors Consolidated Profit and Loss Accounts for each of the three years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited )
           Consolidated Balance Sheets as of December 31, 1997 and 1996, and March 31, 1998 (unaudited)
           Consolidated Cash Flow Statements for each of the three years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited)
           Notes Forming Part of the Financial Statements for the years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited)

Exhibit
Number    Description
------    -----------
3.1       Restated Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4         Form of Common Stock Certificate (1)
10.1      Tax Agreement between the Company and the Existing Stockholders (1)
10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3 Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
10.8      Employment Agreement between the Company and William H. Channell, Sr.
          (1)

10.9      Employment Agreement between the Company and William H. Channell, Jr.
          (1)
10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.11     Lease dated December 22, 1989 between the
          Company and William H. Channell, Sr., as amended (1)
10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (5)
10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)
10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (4)
10.20     Letter Agreement regarding employment, Andrew M. Zogby (2)
10.21     Letter Agreement regarding employment, John B. Kaiser (2)
10.22     A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
11        Computation of Proforma Income per Share (2)
27        Financial Data Schedule (6 )
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 30, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(6) Filed herewith.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)


Dated:  August 12, 1998      By:  /s/Gary W. Baker
                                ___________________________
                             Gary W. Baker
                             Chief Financial Officer
                                                                   Page 13 of 13