Form 10-Q
period 1998-09-30
CHANNELL COMMERCIAL CORP
filed 1998-11-12
CIK 1013696

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     9,127,000 shares of common stock of the Registrant were outstanding at September 30, 1998.

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)

                                                   Nine months ended               Three months ended
                                                      September 30,                   September 30,
                                                 ----------------------          ---------------------
                                                    1998        1997                1998       1997
                                                 ---------    ---------          ---------   ---------

Net sales                                         $ 65,971     $ 43,821           $ 27,159    $ 15,353
Cost of goods sold                                  39,327       25,274             16,550       8,954
                                                 ---------    ---------          ---------   ---------

        Gross profit                                26,644       18,547             10,609       6,399
Commission income                                      104          498                  2         162
                                                 ---------    ---------          ---------   ---------
                                                    26,748       19,045             10,611       6,561
Operating expenses
        Selling                                      7,640        5,283              2,742       1,712
        General and administrative                   6,549        3,221              2,878         973
        Research and development                     1,426          679                531         206
                                                 ---------    ---------          ---------   ---------
                                                    15,615        9,183              6,151       2,891
                                                 ---------    ---------          ---------   ---------
        Income from operations                      11,133        9,862              4,460       3,670

Interest income (expense), net                        (795)         711               (620)        210
                                                 ---------    ---------          ---------   ---------

        Income before income taxes                  10,338       10,573              3,840       3,880

Income taxes                                         4,162        4,335              1,505       1,591
                                                 ---------    ---------          ---------   ---------

        Net income                                $  6,176     $  6,238           $  2,335    $  2,289
                                                 =========    =========          =========   =========

        Net income per share (basic and diluted)  $   0.67     $   0.68           $   0.25    $   0.25
                                                 =========    =========          =========   =========

        Weighted average shares outstanding          9,226        9,237              9,204       9,237
                                                 =========    =========          =========   =========

                        CHANNELL COMMERCIAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)

                                                                 Sept. 30,       Dec. 31,
                                                                   1998            1997
                                                                ----------      ---------
ASSETS
     Current assets
        Cash and cash equivalents                                $   6,926      $   3,840
        Investments                                                    559         11,651
        Accounts receivable (net)                                   17,527          9,191
        Inventories                                                 15,519          7,253
        Deferred income taxes                                          868            688
        Prepaid expenses                                             1,132            613
                                                                ----------      ---------

                Total current assets                                42,531         33,236

     Property and equipment at cost, net                            27,040         14,758

     Deferred income taxes                                             483            664

     Intangible Assets, net                                         20,927          1,649

     Other assets                                                      822            302
                                                                ----------      ---------

        Total assets                                             $  91,803      $  50,609
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
        Bank overdraft                                           $   9,417    $        --
        Accounts payable                                             7,938          2,606
        Notes payable current                                          133             --
        Current maturities of capital lease obligations                370            226
        Accrued expenses                                             1,782            791
        Income taxes payable                                           418            390
                                                               ------------   ------------

                Total current liabilities                           20,058          4,013

     Long-term obligations                                          19,628            400

     Capital lease obligations                                         176            320

     Deferred income tax                                               849             --

     Stockholders' equity
        Preferred stock                                                 --             --
        Common stock, par value $.01 per share, authorized --
            19,000 shares; issued and outstanding --
            9,127 and 9,237 shares, at respective dates                 91             92
        Additional paid-in capital                                  27,032         27,991
        Retained earnings                                           23,969         17,793
                                                               ------------   ------------

        Total stockholders' equity                                  51,092         45,876
                                                               ------------   ------------

        Total liabilities and stockholders' equity               $  91,803      $  50,609
                                                                ===========    ===========

                                                                    Page 2 of 14

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (amounts in thousands)

                                                            Nine months ended
                                                              September 30,
                                                      ----------------------------
                                                            1998          1997
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                        $  6,176       $ 6,238
                Depreciation and amortization                2,831         1,514
                Deferred income taxes                            4            (1)
        Change in assets and liabilities net of
           effects from purchase of company:
                Accounts receivable                         (3,115)         (969)
                Inventories                                 (3,381)       (1,498)
                Prepaid expenses                              (519)          217
                Other                                         (517)          (22)
        Increase (decrease) in liabilities:
                Accounts payable                             3,366          (923)
                Accrued expenses                              (791)         (421)
                Income taxes payable                          (324)       (1,405)
                                                          --------       -------

Net cash provided by operating activities                    3,730         2,730
                                                          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment               (5,263)       (1,679)
        Payment for purchased company, net
           of cash acquired                                (24,504)       (2,564)
        Purchases of investments                            (2,133)         (400)
        Maturities of investments                           13,225            --
                                                          --------       -------

Net cash used in investing activities                      (18,675)       (4,643)
                                                          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Acquisition of long term debt                       19,244          (194)
        Repurchase of company stock                           (958)           --
        Repayment of obligations under capital lease          (255)         (135)
                                                          --------       -------

Net cash provided by (used in) financing activities         18,031          (329)
                                                          --------       -------

Increase (decrease) in cash and cash equivalents             3,086        (2,242)

Cash and cash equivalents, beginning of period               3,840         9,190
                                                          --------       -------

Cash and cash equivalents, end of period                  $  6,926       $ 6,948
                                                          ========       =======

CASH PAID DURING THE PERIOD FOR:
        Interest                                          $    707       $   101
                                                          ========       =======

        Income taxes                                      $  4,088       $ 5,758
                                                          ========       =======

                                                                                          Page 3 of 14

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                          SEPTEMBER 30, 1998 AND 1997

                 (amounts in thousands, except per share data)


1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the nine-months ended September 30, 1998 and 1997, (b) the consolidated financial position at September 30, 1998, and (c) the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 have been made. The results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                   September 30,
                                                        1998
                                                   -------------
                        Raw materials               $   4,291
                        Work-in process                 2,006
                        Finished goods                  9,222
                                                   -------------
                                                    $  15,519
                                                   =============

3. Marketable Securities: The Company has invested in certain U.S. Government issued debt instruments and other taxable securities. These investments are classified as "available for sale" as defined by Statement of Financial Accounting Standards No. 115. The investment in these securities are therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholders' equity. At September 30, 1998, there were no material differences between the fair value and cost of these marketable securities.

4. Acquisition: On May 1, 1998, the Company acquired 100% of the outstanding common stock of A.C. Egerton (Holdings) PLC ("Egerton"), a public limited company incorporated in England and Wales. The purchase price, paid in cash, amounted to $27,846, including $1,286 of estimated costs of acquisition. The fair value of assets acquired in excess of liabilities assumed amounted to $8,002 which resulted in goodwill in the amount of $19,844. Goodwill is being amortized on the straight-line basis over twenty years. Results of operations of the acquired company are included in the accompanying consolidated statements of income commencing on May 1, 1998.

     Pro forma consolidated results of operations as though the acquisition had occurred at the beginning of each of the respective periods is as follows:

                                               Nine months ended
                                                 September 30,
                                            1998               1997
                                            ----               ----
          Net sales                      $  74,898          $  72,322
          Net income                         5,187              5,828
          Net income per share:
                Basic                    $    0.56          $    0.63
                Diluted                  $    0.56          $    0.63

5. Supplemental Disclosure of Non-Cash Investing Activities: The Company purchased all of the capital stock of Egerton for $27,846. In conjunction with this acquisition, liabilities were assumed as follows:

           Fair value of assets acquired            $42,570
           Cash paid for capital stock               27,846
                                                    -------
           Liabilities assumed                      $14,724
                                                    =======

6. Long-Term Debt: In conjunction with the acquisition of Egerton on May 1, 1998, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25,000 of which $19,361 had been drawn down as of September 30, 1998. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The rate at September 30, 1998 was 8.5%. The loan is secured by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

           Loan payable - bank                                  $19,361
           Note payable individual with interest at the
           bank prime rate due January, 2001                        400
                                                                -------
                                                                 19,761
           Current portion                                          133
                                                                -------
                                                                $19,628
                                                                =======

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

7. Sale: In August the Company entered into negotiations to sell the net assets (including the facility) of Egerton GRP, a manufacturer of fiberglass products. Egerton GRP is a subsidiary of A.C. Egerton (Holdings) Plc, a public limited company, acquired on May 1, 1998. As of September 30, 1998, the net assets of Egerton GRP were $0.3 million and the net sales for the nine months ended September 30, 1998 were $1.5 million.

8. In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), reporting comprehensive income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. There are no components of income, other than as reflected on the Consolidated Statements of Income, for the periods presented in these statements.

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

Part I-Financial Information

  Item 2-Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales increased $22.2 million or 50.7% from $43.8 million in the first nine months of 1997 to $66.0 million in the first nine months of 1998, as a result of increased sales of telecommunication enclosure and component products of $21.8 million (including $13.3 million of Egerton products) and $0.4 million of other related equipment.

     Domestic net sales increased $9.4 million or 25.6% from $36.7 million in the first nine months of 1997 to $46.1 million in the first nine months of 1998, primarily due to accelerated growth in both upgrade and rebuild construction as a result of increased broadband requirements. International net sales increased $12.8 million or 180.3% from $7.1 million in the first nine months of 1997 to $19.9 million in the first nine months of 1998, primarily as a result of the Egerton acquisition.

     Gross Profit. Gross profit increased $8.1 million or 43.8% from $18.5 million in the first nine months of 1997 to $26.6 million in the first nine months of 1998. $3.5 million of this increase is due to increased telecommunication enclosure product sales volume, and $4.6 million from Egerton component sales. Gross margin decreased from 42.2% to 40.3% during the comparable periods due to a 34.6% margin contribution from the sale of Egerton products.

     Commission Income. Commission income decreased $0.4 million or 80.0% from $0.5 million in the first nine months of 1997 to $0.1 million in the first nine months of 1998. The decrease is a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expense increased $2.6 million or 43.4% from $5.3 million in the first nine months of 1997 to $7.6 million in the first nine months of 1998, primarily as a result of higher wages and employee benefits in the amount of $0.5 million, travel and related expenses in the amount of $0.3 million, shipping expense of $0.4 million and computer and facility expenses of $0.2 million. These increases were the result of increased sales and marketing efforts during the period. Increased selling expenses of $1.0 million are related to Egerton. As a percentage of net sales, selling expense decreased from 12.1% in the 1997 period to 11.5% in the 1998 period.

     General and Administrative. General and administrative expenses increased $3.3 million or 103.1% from $3.2 million in the first nine months of 1997 to $6.5 million in the first nine months of 1998, primarily as a result of higher wages, employee benefits and related expenses of $0.7 million associated with increased staffing. Legal, audit and equipment expenses increased $0.4 million. Increased general and administrative expenses of $2.1 million are related to Egerton. As a percentage of net sales general and administrative expense increased from 7.3% in the 1997 period to 9.8% in the 1998 period.

     Research and Development. Research and development expenses increased $0.7 million or 100.0% from $0.7 million in the first nine months of 1997 to $1.4 million in the first nine months of 1998 primarily due to increased payroll and expenses in the amount of $0.4 million associated with increased staffing and development activities and $0.2 million related to Egerton. As a percentage of net sales, research and development increased from 1.6% in the 1997 period to 2.1% in the 1998 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $1.2 million or 12.1% from $9.9 million in the first nine months of 1997 to $11.1 million in the first nine months of 1998, while operating margin decreased from 22.6% to 16.8%.

     Income Taxes. Income taxes were $4.3 million in the first nine months of 1997, a 40.6% rate, compared to $4.2 million in the first nine months of 1998, a 40.8% rate.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales increased $11.8 million or 76.6% from $15.4 million in the third quarter of 1997 to $27.2 million in the third quarter of 1998, as a result of increased telecommunication enclosure and component products, including $8.0 million of Egerton products.

Domestic net sales increased $4.4 million or 35.5% from $12.4 million in the third quarter of 1997 to $16.8 million in the third quarter of 1998, primarily due to accelerated growth in both upgrade and rebuild construction to facilitate increased broadband requirements. International net sales increased $7.4 million or 246.7% from $3.0 million in the third quarter of 1997 to $10.4 million in the third quarter of 1998, primarily as a result of the Egerton acquisition.

     Gross Profit. Gross profit increased $4.2 million or 65.6% from $6.4 million in the third quarter of 1997 to $10.6 million in the third quarter of 1998. This increase is from increased sales volume, including $2.8 million from Egerton products. Gross margin decreased from 41.6% in the third quarter of 1997 to 39.0% in the third quarter of 1998 as a result of product mix and a 35.0% margin contribution from Egerton products.

     Commission Income. Commission income decreased $0.2 million or 100.0% from $0.2 million in the third quarter of 1997 to less than $0.1 million in the third quarter of 1998, primarily as a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expenses increased $1.0 million or 58.8% from $1.7 million in the third quarter of 1997 to $2.7 million in the third quarter of 1998, primarily as a result of increased selling and marketing expenses of $0.4 million and $0.6 million related to Egerton expenses. As a percentage of net sales, expense decreased from 11.0% in the 1997 period to 9.9% in the 1998 period.

     General and Administrative. General and administrative expenses increased $1.9 million or 190.0% from $1.0 million in the third quarter of 1997 to $2.9 million in the third quarter of 1998. The increase is primarily a result of $1.6 million related to Egerton expenses, and increased payroll and expenses of $0.3 million associated with increased staffing. As a percentage of net sales, general and administrative expense increased from 6.5% in the 1997 period to 10.7% in the 1998 period.

Research and Development.  Research and development expenses increased
$0.3 million or 150.0% from $0.2 million in the third quarter of 1997 to $0.5 million in the third quarter of 1998, as a result of increased staffing amounting to $0.2 million and $0.1 million related to Egerton expenses. As a percentage of net sales, research and development increased from 1.3% in the 1997 period to 1.8% in the 1998 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.8 million or 21.6% from $3.7 million in the third quarter of 1997 to $4.5 million in the third quarter of 1998, while operating margin decreased from 24.0% to 16.5%.

     Income Taxes. Income taxes decreased $0.1 million or 6.2% from $1.6 million in the third quarter of 1997, a 41.0% rate, to $1.5 million in the third quarter of 1998, a 39.5% rate.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     The Year 2000 problem concerns the inability of certain computers and computer systems to process data beyond January 1, 2000. Many software programs refer to years in terms of their final two digits only. These programs may interpret the year 2000 as 1900 and may not recognize that the year 2000 is a leap year. (The year 1900 was not a leap year.) If not corrected, these programs could shut down or generate incorrect data.

     The Company has developed a plan to deal with the Year 2000 issues which it faces. The Company, independent of the Year 2000 issues, has embarked on a worldwide project to implement a new business information system throughout the Company using i2 Rhythm Factory Planner, Oracle ERP software and associated hardware. These new systems will make the Company's business information systems approximately 85% Year 2000 compliant and are scheduled for completion domestically in the second quarter of 1999 and internationally in the third quarter of 1999. The Company is on schedule for implementation of these new systems.

     In addition to business information systems, the Company's plan calls for the analysis, correction and testing of other embedded systems which might not operate or might not operate properly after January 1, 2000. These systems include, but are not limited to, telephone and voice mail systems, manufacturing and production equipment, freight and shipping software, office machines, elevators and building security systems. The Company is in the process of in-house testing and/or obtaining manufacturers' certifications as to the Year 2000 compatibility of these systems. Any items which cannot be determined to be compliant or cannot be upgraded to be compliant are being replaced if they are deemed to be critical to the operations of the Company.

     The Company's plan also includes a procedure for analyzing the Year 2000 status of key outside suppliers, service providers and customers whose failure to comply could have an adverse affect on the Company. These procedures include a standard Year 2000 compliance agreement as well as a survey-type questionnaire designed to help measure the vendor's progress in dealing with the Year 2000 issues. The Company has identified the key vendors and customers and is in the process of mailing the questionnaire and/or obtaining the certification agreements. This phase of the plan is on-going, but is anticipated to be complete in the third quarter of 1999.

     The Company does not have contingency plans to deal with the failure of the above to meet the Year 2000 issues. With regard to the systems upgrade, in the contract with the suppliers is a guarantee that the new systems will be implemented and tested timely, and that the systems will be Year 2000 compliant. No contingency plan has been established to deal with the embedded systems issue in that any critical, non-compliant systems will be replaced or corrected as they are discovered. Contingency plans to deal with outside suppliers and customers will be developed as indicated by the on-going analysis of these entities. Such contingency plans could include the building of inventories, the search for alternative suppliers, or the request for advance payments or deposits from customers, all as the case may indicate.

     The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position or results of operations. Total costs associated with the project are expected to be $3.5 million, most of which are attributable to the systems upgrade which was being done independent of the Year 2000 problems. Approximately 25% of the costs associated with the systems upgrade have already been incurred.

     Failure to anticipate and correct a Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities including, but not limited to, temporary plant closings, delays in the delivery of products, delays in receipt of supplies, invoice and collection errors, delays in the collection of receivables and inventory obsolescence. The Company believes that with the implementation of the new business information systems and completion of the other procedures contained in the Year 2000 plan (particularly the analysis of third party vendor and customer Year 2000 compliance activities) that any significant interruptions and negative impacts from Year 2000 problems will be reduced.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.7 million and $3.7 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash used in financing activities was $0.3 million for the nine months ended September 30, 1997, and net cash provided from financing activities was $18.0 million for the nine months ended September 30, 1998. Net cash used in investing activities was $4.6 million and $18.7 million for the periods ending September 30, 1997 and 1998, respectively.

     Accounts receivable increased from $9.2 million at December 31, 1997, to $17.5 million at September 30, 1998, as a result of increased sales and $5.7 million from the acquisition of Egerton. Inventories increased from $7.3 million at December 31, 1997, to $15.5 million at September 30, 1998, primarily as a result of increased finished goods in anticipation of higher sales in the second half of 1998 and $4.6 million from the acquisition of Egerton.

     The Company made capital expenditures of $0.7 million and $2.1 million for the third quarter of 1997 and 1998, respectively, and anticipates increased capital spending for equipment, product tooling and test equipment for the remainder of 1998.

     On April 1, 1998, the Board of Directors, having determined such action to be advisable and in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. During the third quarter of 1998 the Company repurchased 110,000 shares of its Common Stock at a cost of approximately $1.0 million.

     On May 1, 1998, the Company acquired all of the stock of Egerton. Egerton is a U.K. holding company with subsidiaries in the U.K., Australia and the U.S., which are involved primarily in the manufacturing and sales of telephone equipment primarily in Europe, Asia and Australia. Purchase price of the stock was approximately $27.8 million and was paid from the proceeds of bank borrowing and the liquidation of short-term investments.

     In conjunction with the acquisition of Egerton, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $19.4 million had been drawn down as of September 30, 1998. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The applicable rate at September 30, 1998 was 8.5%. The loan is secured by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, Year 2000 ("Y2K") compliance, integration of acquired business and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 filed with the Securities and Exchange Commission.

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           Form 8-K, item 2, Acquisition of Assets, filed May 18, 1998
           Form 8-KA, item 7, Financial Statements, filed July 17, 1998 Report of BDO Stoy Hayward, Chartered Accountants and Registered Auditors
           Consolidated Profit and Loss Accounts for each of the three years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited)
           Consolidated Balance Sheets as of December 31, 1997 and 1996, and March 31, 1998 (unaudited)
           Consolidated Cash Flow Statements for each of the three years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited)
           Notes Forming Part of the Financial Statements for the years ended December 31, 1997, 1996 and 1995, and for the three months ended March 31, 1998 and 1997 (unaudited)

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

10.9    Employment Agreement between the Company and William H.
        Channell, Jr. (1)
10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (5)
10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17   Form of Indemnity Agreement (1)
10.18   Form of Agreement Regarding Intellectual Property (1)
10.19   401(k) Plan of the Company (4)
10.20   Letter Agreement regarding employment, Andrew M. Zogby (2)
10.21   Letter Agreement regarding employment, John B. Kaiser (2)
10.22   A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
11      Computation of Proforma Income per Share (2)
27      Financial Data Schedule (6)
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 30, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(6) Filed herewith.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)


Dated:  November 10, 1998                 By: /s/ Gary W. Baker
       -------------------                   ----------------------
                                          Gary W. Baker
                                          Chief Financial Officer