Form 10-K/A
period 1997-12-31
CHANNELL COMMERCIAL CORP
filed 1998-12-18
CIK 1013696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-28582
                                              -------


                        CHANNELL COMMERCIAL CORPORATION
                        -------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                    95-2453261
              --------                                    ----------
    (State or other jurisdiction                        (I.R.S. Employer
         of incorporation)                             Identification No.)


               26040 Ynez Road, Temecula, California 92591-9022
               ------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (909) 694-9160
                                ---------------
             (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     On March 16, 1998, the Registrant had 9,237,000 shares of common stock outstanding with a par value of $0.01 per share. The aggregate market value of the 3,312,173 shares held by non-affiliates of the Registrant was $36,434,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                             EXPLANATORY STATEMENT


     This Form 10-K/A of Channell Commercial Corporation amends the Annual Report on Form 10-K of the Registrant for the Registrant's fiscal year ended December 31, 1997. Specifically, this Form 10-K/A amends Item 11, "Executive Compensation", as incorporated into the Form 10-K from the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders, as follows:

(i) In the Summary Compensation Table provided pursuant to item 402 of Regulation S-K, the amount shown for William H. Channell, Jr. under the column captioned "Bonus" under the category "Annual Compensation" is amended to read $410,000; and

(ii) The Compensation Committee report provided pursuant to item 402 of Regulation S-K, under the heading "Base Salary and Annual Incentive Compensation", is amended by amending and restating the last paragraph thereof to read as follows:

          "Under the Plan, the Committee may award Mr. Channell, Jr. a bonus in 1998 based on 1997 performance of up to $410,000. Mr. Channell, Jr. received $50,000 of this amount prior to December 31, 1997."

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on December 17, 1998.

                                   Channell Commercial Corporation
                                   A Delaware Corporation

                                   By /s/ GARY W. BAKER
                                      _________________
                                      Gary W. Baker
                                      Vice President, Finance and
                                      Chief Financial Officer