Form 10-K
period 1998-12-31
CHANNELL COMMERCIAL CORP
filed 1999-03-31
CIK 1013696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                        Commission File Number 0-28582
                                               --------
                        CHANNELL COMMERCIAL CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     95-2453261
    ----------------------                          --------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


                                26040 Ynez Road
                            Temecula, CA  92591-9022
        ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  On March 15, 1999, the Registrant had 9,099,377 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 3,204,250 shares held by non-affiliates of the Registrant was $28,937,582. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                               TABLE OF CONTENTS

PART I

Item 1.      Business..............................................................................     1
             --------
Item 2.      Properties............................................................................     8
             ----------
Item 3.      Legal Proceedings.....................................................................     8
             -----------------
Item 4.      Submission of Matters to a Vote of Security Holders...................................     8
             ---------------------------------------------------
PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters.................     9
             ---------------------------------------------------------------------
Item 6.      Selected Financial Data...............................................................    10
             -----------------------
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.    12
             --------------------------------------------------------------------------------------
Item 7a.     Quantitative and Qualitative Disclosures about Market Risk............................    23
             ----------------------------------------------------------
Item 8.      Financial Statements and Supplementary Data...........................................    23
             -------------------------------------------
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .    23
             --------------------------------------------------------------------------------------
PART III

Item 10.     Executive Officers and Directors......................................................    24
             --------------------------------
Item 11.     Executive Compensation................................................................    26
             ----------------------
Item 12.     Security Ownership of Certain Beneficial Owners and Management........................    30
             --------------------------------------------------------------
Item 13.     Certain Relationships and Related Transactions........................................    31
             ----------------------------------------------
PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    32
             ---------------------------------------------------------------
FINANCIAL STATEMENTS...............................................................................   F-1
GLOSSARY OF TERMS..................................................................................   G-1

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

General

  The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, coaxial-based passive RF
electronics and heat shrink products.   The Company believes it was the first to
design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna television ("CATV") and telephone operators. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency ("RF") electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of a local signal delivery network, commonly known as the "outside plant" or "local loop", that connects the network provider's signal origination office with residences and businesses.

  As a result of the acquisitions of RMS Electronics, Inc. ("RMS") and Standby Electronics Corp. ("Standby Electronics") in 1997, and A.C. Egerton (Holdings) PLC ("Egerton") in 1998, the Company is also a supplier of passive RF electronics and a manufacturer of metal fabricated enclosures in addition to designing and manufacturing a full range of copper and fiber optic connectivity products. The Company also supplies enclosures for the power utility industry and markets a complete line of grade level boxes for buried and underground network applications, thus offering network operators a full system solution to their outside plant requirements.

Industry

  The communications industry continues the accelerated expansion it has experienced for a number of years, both domestically and worldwide.
Contributing to this growth is the increasing need for network signal transmission bandwidth to accommodate new high-speed communications applications deployed on upgraded existing networks and newly constructed broadband networks. Major developments including the Internet and other high-speed data communications technologies, on-going convergence between the CATV and telecommunications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets. Throughout the world, the deployment of new networks or improvements to existing networks for advanced broadband applications is a national priority for many countries, permitting them to participate and compete in the rapidly emerging information-based global economy.

  To meet today's demands and anticipating future demand, CATV, local telephone operators and power utilities are building, rebuilding or upgrading signal delivery networks around the world. These networks are designed to deliver video, voice, data or power transmissions and provide Internet connectivity to individual residences and businesses. Operators deploy a variety of network technologies and architectures, such as HFC, FTTC, DLC and ADSL (see "Glossary of Terms") to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics. Many of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

  As critical components of the outside plant, enclosure products provide protection against weather and vandalism, ready access to devices for technicians who maintain and manage the outside plant and, in some cases, provide dissipation of heat generated by the active electronic hardware. CATV and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the signal delivery networks is likely to disrupt communications services.

  The primary drivers of demand for enclosures in the communications industry is the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV operators and local telephone companies. Particular technological developments in the communications industry are resulting in significant increases in system upgrades. For example, CATV networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, telephony and PCS transport.

  Within the local telephone company segment of the industry, local telephone operators are employing new advanced technologies, such as a variety of digital subscriber line ("DSL") technologies, which utilize installed copper wires for broadband services. These "local loop" copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for fully sealed outside plant facilities in order to sustain network reliability and longevity. In addition, as local telephone companies build broadband networks for the delivery of integrated voice, video and data services competitive with CATV, they are expected to require new enclosure products designed for optical fiber-based networks. These and other technological, regulatory and competitive factors are expected to result in continued growth of the market for enclosure and connectivity products designed for the communications industry.

Business Strategy

  The Company's strategy has been, and remains, to capitalize on opportunities in the global communications industry by providing enclosures, connectivity products and other complementary components to meet the evolving needs of its customers' communications networks. The Company's wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers. Principal elements of the Company's strategy include the following:

  Continue to Focus on Core Telecommunications Business. The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of enclosures for the CATV and local telephone industries in the United States and Canada through new product development for both domestic and international market applications. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV and telephone company operators.

  In addition to its core thermoplastic enclosure products for the CATV and telephone industries, the Company has positioned itself to increase its participation in the large scale broadband network construction and upgrade programs anticipated over the next several years by attaining incremental sales opportunities through the recently acquired RMS, Standby and Egerton product lines, which are marketed as complementary product lines by the Company. With these acquisitions, the Company is now able to offer a more complete package of products used by all telecommunications network operators as they upgrade their networks in order to provide additional services and expand network capacity. These expansions and upgrades are expected to enable telecommunications network operators to increase network bandwidth to accommodate increased demand for faster and larger throughput of signal transmissions and greater reliability of their infrastructure.

  The Company intends to continue to invest in the development of a broader range of products designed specifically for telephone market applications. The Company has achieved significant success in marketing its traditional CATV/broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services. The Company will continue to target this market for growth, both directly with telephone network operators and major system OEMs.

  Expand International Presence. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe. Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many national contexts around the world, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multinational expansion by many U.S. based network carriers. The Company currently operates overseas manufacturing and sales operations in Australia, Canada and the UK in order to focus directly on the unique requirements of each major market. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and the availability of capital for the construction of signal delivery networks.

  Develop New Products and Enter New Business Segments. The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers. Examples of innovative products offered by the Company include its low profile (i. e., close to the ground) enclosures, self-locking security system and advanced heat dissipation enclosures and products acquired through its acquisitions. Such features, in addition to other product improvements developed by the Company over many years, have received U.S. patent protection and improve the performance and ease of use of the Company's products in its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry. In addition, the Company seeks to diversify its customer base by developing new products for customers outside the communications industry that require enclosure products, such as the utility industry.

Products

  The Company manufactures precision-molded, highly engineered and application-specific, thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators. As a result of the Egerton acquisition, the Company now designs and supplies a full range of copper and fiber optic connectivity products. Most of the Company's products are designed for buried and underground network applications. The Company's enclosure products provide technicians access to these networks and equipment for maintenance, upgrades and installation of new services. Buried and underground networks and enclosures are generally preferred by CATV operators for increased network reliability, lower maintenance, improved security, reduced utility right of way conflicts, and aesthetic appeal. The enclosure products must provide advanced heat dissipation characteristics as required for the protection of active electronics in many network installations. The Company also designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products. The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products, as compared with alternative products.

  To enhance its complete system approach in the "curb to the home infrastructure" portion of broadband networks, the Company acquired RMS in 1997. RMS is a designer and supplier of high performance RF passive electronic devices, such as outdoor and indoor taps, signal splitters/combiners and power inserters, all standard components deployed in CATV systems and broadband telecommunications networks. The Company also acquired Standby Electronics in 1997, a designer and supplier of metal fabricated enclosures to house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks which are now branded as the Rhino Enclosures(TM). These electronic devices and enclosures are complementary with the Company's core broadband enclosure products and are now components of the Company's complete systems approach.

  In 1998, the Company acquired Egerton, a UK-based company, with an operation in Australia, giving the Company expanded presence in the European, Southeast Asian and other world telecommunications markets. Egerton, a designer and manufacturer of innovative telephone connectorization devices, as well as fiber optic and heat shrink products for CATV, provides high quality component products to the Company's telecommunications networks product line. The Company's Insulation Displacement Connector ("IDC") technology provides advanced "tool-less" termination systems for copper wires, the predominant medium used for telecommunications services worldwide. These proprietary IDC products environmentally seal network termination points with a high level of reliability.

  To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and concrete grade level boxes. These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its existing customer base.

  Over the past several years, the Company has developed OEM marketing programs through which other manufacturers incorporate the Company's products as components of their systems. These OEM programs generally include exchanges of technical information that the Company can use in developing new products and improvements and enhancements to existing designs. The Company has established additional relationships with systems integrators and innovative end users that provide valuable product improvement information.

  The Company currently markets over 50 product families, with several thousand optional product configurations. The primary functions of the Company's products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security. The Company believes that it offers one of the most complete lines of outside plant infrastructure products in the telecommunications industry. The Company anticipates the demand for its broadband product line to be sustained by the continued construction of broadband networks, both CATV and telephone, and upgrades of existing CATV networks to accommodate expanded video services, high-speed Internet access via cable modems, and wireless PCS transport. Recent announcements in the power utility market indicate additional growth opportunities from this industry segment as well.

  The Company also specializes in the manufacture of high performance products designed to meet or exceed the requirements of local telephone company networks, including sealed plant products. These products are designed with environmentally sealed specifications to provide exceptional long-term protection for copper wires, coaxial cable and optical fibers exposed for the purposes of splicing and termination. The sealing systems of the Company's sealed plant products are available in several styles and specifications which can be configured to individual customer requirements. This provides significant value to customers in terms of faster installations, re-entry and access, and cost management.

  Traditionally, the Company's sealed plant products have been deployed in regions where the potential for damage from severe flooding, moisture and corrosion is high. More recently, some telephone companies, to improve the general reliability of their copper wire networks, reduce maintenance costs and extend the service life of their infrastructure, have adopted a complete sealed plant strategy. In addition, Company management expects that increased demand for sealed plant products, both enclosures and IDC connector products, may result from new transmission technologies that enhance the capabilities and capacity of existing copper networks, such as HDSL and ADSL, which support high-speed data, video and Internet access over existing copper wires. As these critical applications are implemented, it is anticipated that network operators may seek to upgrade their copper wire facilities to improve reliability and performance. The Company's active electronic enclosures and sealed plant products are well suited for such applications.

  The Company continues to assess new product innovations to complement its existing product line and marketing strengths. Additional products for the telecommunications markets as well as new products for customers in industries outside of the communications industry, such as the power utility industry, are new product development initiatives being studied by the Company.

Marketing and Sales

  The Company markets its products primarily through a direct sales force of technically trained salespeople. The Company's sales force is deployed worldwide and divided into major market groups as follows: US; Canada; South/Central America; Australia/Asia; and Europe/Middle East. The Company employs an application-specific, systems approach to marketing its products, offering the customer, where appropriate, a complete, cost-effective system solution to meet its enclosure and other outside plant requirements. All sales personnel have technical expertise in the products they market and are supported by the Company's engineering and technical marketing staff.

  The Company's technical and product marketing department provides its sales force with extensive support. The field technical service personnel within this department work closely with the outside sales staff and customers to develop system solutions and provide a full range of technical support, training and certification for users of the Company's products. Product marketing personnel perform a variety of functions, including product line management and general marketing services. These individuals also provide strategic plans for product development, new market entry, acquisitions and strategic alliances, and work closely with the Company's sales, engineering and manufacturing departments to implement such strategic plans.

  An internal sales/customer service department that administers and schedules incoming orders, handles requests for product enhancements and service inquiries, also supports the Company's direct sales force. With locations in California, North Carolina, Canada, the United Kingdom and Australia, this department maintains direct communications with customers and the Company's field sales and operations personnel.

  By engaging in public relations activities, product literature development, market research and advertising, the marketing department also promotes and positions the Company, within both domestic and international markets. The Company regularly attends, participates and exhibits its products at industry trade shows and conferences within domestic and international telecommunications markets throughout the year.

Manufacturing Operations

  The Company's primary product manufacturing facilities are as follows:
Temecula, California; Mississauga, Ontario; Kent, UK; Sydney, Australia. The Company's modern, vertically integrated manufacturing processes enable the Company to control each step in the manufacturing process, including product design and engineering; design and development of its own dies, tools and molds; and wiring, assembly and packaging.

  The Company's manufacturing expertise enables it to modify its product lines to meet changing market demands, rapidly and efficiently produce large volumes of products, control expenses and ensure product quality. Management considers the Company's manufacturing expertise a distinct and significant competitive advantage, providing it with the ability to satisfy the requirements of major customers with relatively short lead-times by promptly booking and shipping orders.

  The Company owns a majority of its manufacturing equipment, which is generally state-of-the-art, and all manufacturing processes are performed by trained Company personnel. These manufacturing processes include injection molding, structural foam molding, rotational molding, metal fabrication, rubber injection, transfer and compression molding, and termination block fabrication. The Company has implemented several comprehensive process and quality assurance programs, including continuous monitoring of key processes, regular product inspections and comprehensive testing. In the second quarter of 1997, the Company's Temecula manufacturing facility was awarded ISO-9001 certification, a worldwide industry standards certification.

  The Company's facilities include approximately 352,000 square feet in Temecula, California; 24,000 square feet in Mississauga, Ontario, Canada; 92,000 square feet in Orpington, Kent, UK; 39,000 square feet in Sydney, Australia; and 44,000 square feet in Charlotte, North Carolina.

  Management has followed a long-term capacity plan, adding the equipment, facilities and trained personnel as required, to support anticipated growth of the Company's business. As a result, management believes the Company's manufacturing facilities are adequate to meet anticipated product demand for the foreseeable future.

Product Development and Engineering

  The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the communications industry on a wide scale. Continuous from its earliest introductions, the Company has designed all of its own products and developed core competencies in product engineering and development.

  As a direct result, the Company has been able to develop a broad series of superior products. Distinguishing characteristics of the Company's products include:

     . Effective heat dissipation qualities;
     . Advanced copper IDC connectivity products;
     . A superior environmental sealing and protection system that, unlike many competitors' products, does not require gels, compounds or other methods to maintain the required seal;
     . Sub-surface network access systems;
     . Product designs allowing technicians easy access through circular covers that can be removed to fully expose the enclosed electronics;
     . High performance passive RF electronics products;
     . Compatibility with a variety of signal delivery network architectures;
     . Modular metal fabricated enclosure product line covering multiple network applications; and
     . Versatility of design to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware.

  The Company's product development and engineering processes enable the Company to respond to demands of the communications industry for increasingly sophisticated enclosure products. Many of the Company's thermoplastic enclosure products are now considered state-of-the-industry, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators.

  With the acquisitions of RMS, Standby Electronics and Egerton, the Company is engaged in extensive new product development programs in RF passive electronics, metal fabricated enclosures and telephone connectorization devices.

  The acquisition of Egerton has expanded the Company's telecommunications product line and extended its presence in the global marketplace. The Egerton product line includes advanced IDC connectorization and cross-connect products for the telephone industry, and fiber optic and heat shrink products that complement the Company's CATV core enclosure products.

  The Company's new product development approach is applications-based and customer driven. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. The Company is equipped to conduct many of its own product testing regimens for performance qualification purposes, enabling it to accelerate the product development process. The Company spent approximately $0.5 million in 1994, 1995 and 1996, $1.0 million in 1997, and $1.9 million in 1998 on research and development.

Customers

  The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally within developed nations. During 1998, the Company shipped products to more than 4,700 customer locations and its five largest customers accounted for 42.8% of total net sales. In 1998, the Company's five largest customers in the United States (by sales volume) were Cox, Comcast, Media One, TCI and Time Warner. Two customers, Media One and Time Warner, accounted for 11.7% and 12.5%, respectively, of the Company's net sales in 1998.

  In international markets, the Company's five largest customers (by sales volume) were Telstra (Australia), Rogers Communications (Canada), Cable and Wireless (UK), Techlink Services (UK) and British Telecom (UK).

  The Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company's products. Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace. From fiscal period to fiscal period, significant changes in the level of purchases of the Company's products by specific customers can and do result from this periodic assessment.

Intellectual Property

  Upon the consummation of its initial public offering (the "Initial Public Offering") in 1996, the Company became the owner of all of the patents and other technology employed by it in the manufacture and design of its products. The Company's patents, which expire through the year 2010, cover various aspects of the Company's products. In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products.

  Management does not believe any single patent or other intellectual property right is material to the Company's success as a whole. The Company intends to maintain an intellectual property protection program designed to preserve its intellectual property assets.

Competition

  The industries in which the Company operates are highly competitive. The Company believes, however, that several factors, including its ability to service national and multi-national customers, its direct sales force, its focus on core enclosure products and other compatible products, its specialized engineering resources and vertically integrated manufacturing operations provide the Company with significant competitive advantages.

  Management believes the principal competitive factors in the communications equipment market are product availability, customer service, product performance, new product capabilities and price.

  Competitive price pressures are common in the industry. In the past, the Company has responded effectively with cost control through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection, and an aggressive procurement approach.

  In the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. With the deregulation of the telecommunications industry and the continuing convergence occurring within the CATV and telecommunications industries, it is uncertain whether, and the extent to which, such field testing may be required. While field testing can delay the introduction of new products, it can also act as a competitive advantage for those companies tested and approved, in that it creates a barrier to new product introduction and sales by competitors.

Raw Materials; Availability of Complementary Products

  The principal raw materials used by the Company are thermoplastic resins, neoprene rubbers, hot and cold rolled steel, stainless steel and copper, and also uses certain other raw materials, such as fasteners, packaging materials and communications cable. Management believes the Company has adequate sources of supply for the raw materials used in its manufacturing processes and it attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.

  Most plastic resins are purchased under annual and multi-year contracts to affect stabilization of cost and improve supplier delivery performance. Neoprene rubbers are manufactured by multiple custom compounders using the Company's proprietary formulas. Metal products are supplied in standard stock shapes, coils and custom rollforms. All hot and cold rolled steels are either hot-dipped galvanized or zinc or cadmium electro-plated. The Company out-sources to local processors to perform the coating operations.

  Positioning itself as a full-line product supplier, the Company also relies on certain other manufacturers to supply products that complement the Company's own product line, such as grade level boxes and cable-in-conduit. The Company believes there are multiple sources of supply for these products.

Employees

  As of December 31, 1998, the Company employed 713 people (including 41 temporary employees), of whom 78 were in sales, 541 were in manufacturing operations (including the 41 temporary employees), 20 were in research and development and 74 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

Regulation

  The communications industry is subject to regulations in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 that the President signed into law on February 8, 1996. The Telecommunications Act lifts certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduces the regulation of the communications industry.

  The Company is also subject to a wide variety of federal, state and local environmental laws and regulations. The Company utilizes, principally in connection with its thermoplastic manufacturing processes, a limited number of chemicals, or similar substances, that are classified as hazardous. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner that it currently operates or is permitted to operate. Management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media which could constitute violations of environmental law (and have an impact on its operations) or which could cause the Company to incur material cleanup costs or other damages. For these reasons, the Company might become involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose joint and several, strict and retrospective liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability in personal injury actions) at properties it owns or utilizes in its operations, even if the contamination was not caused by the Company's operations.

Item 2.  Properties
         ----------

  The Company's facilities approximate 551,000 square feet, of which approximately 56%, 32% and 12% is used for manufacturing, warehouse and office space, respectively. In Temecula, California, 260,000 square feet of the total 352,000 square feet are leased from William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer. (See Certain Relationships and Related Transactions, Item 13.) The Company also leases an aggregate of approximately 168,000 square feet of manufacturing, warehouse and office space in Canada, Australia, United Kingdom and North Carolina. The Company owns approximately 123,000 square feet of manufacturing, warehouse and office space in Temecula, California and the United Kingdom. The Company considers its current facilities to be adequate for its operations.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters
          ---------------------------------------------------------------------

  The Company's Common Stock is listed and traded on the NASDAQ Stock Market (National Market System) under the symbol CHNL. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ Stock Market (National Market System). There was no existing public market for the Company's Common Stock prior to the third quarter of 1996.

                                                  High                  Low
                                          --------------------  -------------------
Year Ended December 31, 1996:
  Third Quarter                                    $15.25              $11.00
  Fourth Quarter                                    13.00                9.00

                                                  High                  Low
                                          --------------------  -------------------
Year Ended December 31, 1997:
  First Quarter                                    $13.75               $10.00
  Second Quarter                                    13.75                 9.63
  Third Quarter                                     16.50                13.00
  Fourth Quarter                                    14.00                11.00


                                                  High                  Low
                                          --------------------  -------------------

Year Ended December 31, 1998:
  First Quarter                                     $13.25              $ 9.63
  Second Quarter                                     13.88                9.00
  Third Quarter                                      11.50                7.25
  Fourth Quarter                                      9.13                5.75


  The Company has not declared any dividends since termination of the S corporation election in connection with its Initial Public Offering in July 1996. During the years ended December 31, 1994, 1995 and 1996, while an S corporation, the Company declared dividends on its common stock in the amounts of $3.8 million, $5.4 million and $14.2 million, respectively.

  The Company currently anticipates it will retain all available funds to finance its future growth and business expansion. The Company does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's credit agreement, the Company has agreed, under certain circumstances, not to pay any dividends during the term of this agreement.

  As of December 31, 1998, the Company had 9,099,377 shares of its Common Stock outstanding, held by approximately 650 shareholders of record (which does not include shareholders whose shares are held in securities position listings).

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


                                                            Year Ended December 31,
                                          ------------------------------------------------------------
                                            1994        1995         1996         1997         1998
                                          ---------   ---------   ----------   ----------   ----------
OPERATING DATA:
Net sales..............................   $ 34,504    $ 40,972    $  47,282     $ 59,943    $  92,710
Cost of goods sold.....................     19,750      23,059       25,447       35,032       56,578
                                          --------    --------    ---------     --------    ---------

Gross profit...........................     14,754      17,913       21,835       24,911       36,132
Commission income (1)..................        904       1,098          985          606          292
                                          --------    --------    ---------     --------    ---------
                                            15,658      19,011       22,820       25,517       36,424
Operating expenses
   Selling.............................      4,952       5,600        6,559        7,251       11,570
   General and administrative..........      1,445       1,707        2,021        4,077        8,057
   License fees(2).....................      1,560       2,035          531            -            -
   Research and development............        518         498          531        1,009        1,863
                                          --------    --------    ---------     --------    ---------
                                             8,475       9,840        9,642       12,337       21,490
                                          --------    --------    ---------     --------    ---------

Income from operations.................      7,183       9,171       13,178       13,180       14,934
Interest income (expense), net.........   (    156)   (    339)         291          879     (  1,076)
                                          --------    --------    ---------     --------    ---------
Income before income taxes                   7,027       8,832       13,469       14,059       13,858
Income taxes                                   429         349        2,359        5,589        5,749
                                          --------    --------    ---------     --------    ---------

Net income                                $  6,598    $  8,483    $  11,110     $  8,470    $   8,109
                                          ========    ========    =========     ========    =========

Pro forma net income(3)................   $  4,129    $  5,377    $   8,921
Pro forma net income per share(4)......               $    .70        $1.06
Pro forma weighted average shares
     outstanding(4)....................                  7,695        8,403

NET INCOME PER SHARE:
Basic                                                                               $.92         $.88
Diluted                                                                             $.91         $.88

OTHER DATA:
Gross margin(5)........................       42.8%       43.7%        46.2%        41.6%        39.0%
Operating margin(6)....................       20.8        22.3         27.9         22.0         16.1
EBITDA(7)..............................   $  8,255    $ 10,583    $  14,729     $ 15,224    $  18,994
Capital expenditures (excluding capital
  leases)..............................      5,880       2,161        1,554        5,966       10,579
S Corporation dividends declared.......      3,764       5,427       14,157            -            -
Cash provided by (used in):
  Operating activities.................      6,201       9,758       11,424        3,730        6,606
  Investing activities.................     (5,880)     (2,161)     (12,960)      (8,958)     (22,308)
  Financing activities.................        398      (7,019)       9,351         (122)      17,919

ADJUSTED FINANCIAL DATA(8):
Net sales (as historically reported)...   $ 34,504    $ 40,972    $  47,282
Adjusted EBITDA(9).....................      9,540      12,343       15,122
Adjusted income from operations........      8,468      10,931       13,571
Adjusted operating margin(10)..........       24.5%       26.7%        28.7%
Adjusted net income....................   $  4,899    $  6,431    $   8,179
Adjusted net income per share(11)......                    .84          .97


                                                   Year Ended December 31,
                                       -----------------------------------------------
                                        1994      1995      1996      1997      1998
                                       -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets......................   $ 8,093   $ 8,502   $31,274   $33,252   $40,505
Total assets........................    17,951    19,103    42,658    50,625    98,442
Long-term obligations
   (including current maturities)...     3,684     3,213       473       946    35,911
Stockholders' equity................     9,417    12,473    37,422    45,892    52,580

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

(4) Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include 1,558 (779 for 1996) of the shares offered by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions in connection with the termination of the Company's S corporation status. See Footnote B to the Financial Statements included elsewhere herein for weighted average shares outstanding in 1997 and 1998.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

General

  The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada, Australia, United Kingdom and certain other international markets, principally within developed nations. The Company believes that many of its customers periodically review their supply relationships, and the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, results in the Company's operating results being at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

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

  In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. With respect to sales of cable-in-conduit products, the Company generally received a commission upon the sale of such products. Pursuant to the agreement, which was terminated in 1998, under which the Company marketed such products, during the terms thereof and for a period of two years thereafter, both the Company and the manufacturer of such products is prohibited from competing with the other in any product line that is, or within the year prior to termination has been, represented, manufactured or sold by the other within the specified markets covered by the agreements.

  During the periods discussed under "Results of Operations" below, the Company's sales increases resulted primarily from additional sales to the Company's existing customers as they expanded, rebuilt and upgraded their signal delivery networks in order to deliver enhanced communications services, as well as additional sales to new customers, particularly telephone companies that have recently entered the CATV market, international customers, and through the RMS, Standby Electronics and Egerton acquisitions.

Results of Operations

  The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.


                                     Year Ended December 31,
                                    --------------------------
                                     1996      1997      1998
                                    -------   -------   ------

Net sales........................    100.0%    100.0%   100.0%
Cost of goods sold...............     53.8      58.4     61.0
                                     -----     -----    -----

Gross profit.....................     46.2      41.6     39.0
Commission income................      2.1       1.0      0.3
                                     -----     -----    -----
                                      48.3      42.6     39.3

Selling..........................     13.9      12.1     12.5
General and administrative.......      4.3       6.8      8.7
License fees.....................      1.1         -        -
Research and development.........      1.1       1.7      2.0
                                     -----     -----    -----

Income from operations...........     27.9      22.0     16.1
Interest income (expense), net...      0.6       1.5      1.2
                                     -----     -----    -----

Income before income taxes.......     28.5      23.5     14.9
Pro forma income taxes(1)........      9.6       9.4      6.2
                                     -----     -----    -----

Pro forma net income(1)..........     18.9%     14.1%     8.7%
                                     =====     =====    =====

Adjusted income from operations(2)..  28.7%

--------------------
(1) Pro forma income taxes and pro forma net income have been determined giving effect to the termination of the Company's S Corporation status in July 1996. Actual income tax expense has been reflected for the last six months of 1996 and for all of 1997 and 1998. See note (3) to "Selected Financial Data".
(2) Adjusted income from operations has been determined giving effect to the transactions described in notes (3) and (8) to "Selected Financial Data". Adjusted financial data is not applicable for 1997 and 1998.

New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

Comparison of the Year Ended December 31, 1998 With Year Ended December 31, 1997

  Net Sales. Net sales increased $32.8 million or 54.8% from $59.9 million in 1997 to $92.7 million in 1998, as a result of increased sales of telecommunication enclosure and component products of $32.0 million (including $20.1 million of Egerton products) and $0.8 million of other related equipment.

  Domestic net sales increased $14.6 million or 29.8% from $49.0 million in 1997 to $63.6 million in 1998, primarily due to accelerated growth in both upgrade and rebuild construction as a result of increased broadband requirements. International net sales increased $18.2 million or 167.0% from $10.9 million in 1997 to $29.1 million in 1998, due to the sales of $20.1 million of Egerton products while Channell's broadband sales decreased $1.9 million due to the sluggish Asian economy.

  Gross Profit. Gross profit increased $11.2 million or 45.0% from $24.9 million in 1997 to $36.1 million in 1998. Of this improvement, $6.8 million is attributable to sales of Egerton products and $4.4 million was attributable to increased sales volume of Channell's telecommunications enclosure and component products. Gross margin decreased from 41.6% in 1997 to 39.0% in 1998, primarily due to a 33.8% margin contribution from Egerton revenues, while margin on Channell's telecommunications enclosure and component products decreased from 41.6% in 1997 to 40.4% in 1998 due to increased depreciation expenses from capital expenditures in the comparative periods and increased manufacturing staffing.

  Commission Income. Commission income decreased $0.3 million or 50.0% from $0.6 million in 1997 to $0.3 million in 1998. The decrease is a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

  Selling. Selling expense increased $4.3 million or 58.9% from $7.3 million in 1997 to $11.6 million in 1998, as a result of $2.0 million for increased payroll and related expenses in connection with expanded staffing to support increased sales and marketing activities worldwide and $2.3 million of increased selling expenses related to the Egerton operations. As a percentage of net sales, selling expense increased from 12.1% in 1997 to 12.5% in 1998.

  General and Administrative. General and administrative expenses increased $4.0 million or 97.8% from $4.1 million in 1997 to $8.1 million in 1998. Such increase occurred as a result of increased payroll and related expenses due to increased staffing requirements in the amount of $0.7 million and $0.5 million of increased legal, auditing and professional services. General and administrative expense increased $2.9 million as a result of the Egerton operations including $0.5 million of goodwill amortization. As a percentage of net sales, general and administrative expenses increased from 6.8% in 1997 to 8.7% in 1998.

  Research and Development. Research and development expenses increased $0.9 million or 90.0% from $1.0 million in 1997 to $1.9 million in 1998, as a result of increased payroll and expenses in the amount of $0.7 million associated with increased staffing and $0.3 million related to Egerton. As a percentage of net sales, research and development expenses increased from 1.7% in 1997 to 2.0% in 1998.

  Income from Operations. As a result of the items discussed above, income from operations increased $1.7 million or 12.1% from $13.2 million in 1997 to $14.9 million in 1998, but declined as a percentage of net sales from 22.0% in 1997 to 16.1% in 1998.

  Interest Income (Expense). Interest income decreased from $1.0 million in 1997 to $0.3 million in 1998, a reduction of 73.6%. This decrease was caused by a reduction in the amount of the Company's investments in 1998, as the Company used approximately $10.2 million of its investments to fund the purchase of Egerton. Interest expense increased from $0.1 million in 1997 to $1.3 million in 1998 as a result of increased borrowings to fund the Egerton acquisition and capital expenditures.

  Income Taxes. Income taxes were $5.6 million in 1997 and $5.7 million in 1998, with effective tax rates of 40.0% and 41.0%, respectively. The increase in the effective tax rate is primarily due to the increase in the amount of non-deductible amortization of goodwill.

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

  General and Administrative. General and administrative expenses increased $2.1 million or 105.0% from $2.0 million in 1996 to $4.1 million in 1997. Such increase occurred primarily as a result of increased payroll and employee benefits in the amount of $0.7 million due to increased staffing in the administrative and information systems departments as a result of RMS and Standby Electronics operations, as well as the reclassification of the salary of an executive officer. Travel, legal, auditing and professional services increased $0.6 million as a result of being a publicly traded company for a full year in 1997 as compared to having such status for six months in 1996. Depreciation, insurance and facilities expense increased $0.2 million as a result of the RMS acquisition. Computer hardware and software expenses increased $0.3 million as a result of the installation of a new Management Information System ("MIS") platform. As a percentage of net sales, general and administrative expenses increased from 4.3% in 1996 to 6.8% in 1997.

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

Liquidity and Capital Resources

  Net cash provided by operating activities was $3.7 million and $6.6 million in 1997 and 1998, respectively. Net cash used in investing activities was $9.0 million and $22.3 million in 1997 and 1998, respectively. The cost of acquisitions, net of cash acquired, used in investing activities was $2.7 million and $24.0 million in 1997 and 1998, respectively. Net cash used in financing activities was $0.1 million in 1997 and net cash provided by financing activities was $17.9 million in 1998, including $24.7 million in proceeds from the issuance of long-term debt.

  Accounts receivable increased from $9.2 million for the year ended December 31, 1997 to $17.9 million for the year ended December 31, 1998, as a result of higher sales during the fourth quarter of 1998 as compared to the same period of 1997 and $6.1 million attributable to Egerton operations. Inventories increased from $7.3 million for the year ended December 31, 1997, to $15.0 million for the year ended December 31, 1998, as a result of increased work-in-process and finished goods inventories required for the increased sales volume forecasted and $5.1 million attributable to Egerton operations.

  The Company made capital expenditures (excluding capital leases) of $6.0 million and $10.6 million in 1997 and 1998, respectively, including $6.0 million to acquire a 92,000 square foot building adjacent to its existing facilities in Temecula, California, which will be used for metal fabrication, tool and die production and research and development. The Company acquired machinery and equipment under capital leases totaling $0.2 million in 1997 and $6.2 million in 1998.

  The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. During the third and fourth quarters of 1998, the Company repurchased 137,623 shares of its Common Stock at a cost of approximately $1.2 million.

  The Company on May 1, 1998, acquired 100% of the outstanding shares of Common Stock of Egerton, a public limited company incorporated in England and Wales. The purchase price, paid in cash, amounted to $27.9 million, including $1.3 million of acquisition costs. The fair value of assets acquired in excess of liabilities assumed amounted to $13.8 million which resulted in goodwill in the amount of $14.1 million. Goodwill is being amortized on the straight-line basis over twenty years. The purchase price of the stock was paid from the proceeds of bank borrowing and the liquidation of short-term investments.

  In conjunction with the acquisition of Egerton, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $16.4 million had been drawn down as of December 31, 1998. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. At December 31, 1998, the weighted average interest rate was 6.0%. The loan is collateralized by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

  The Company also has a credit facility available to the Egerton subsidiaries, which includes an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries, which were approximately $4.2 million at December 31, 1998. The facility also includes approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. The outstanding balance (net of cash balances) bears interest at the bank's base rate, 6.25% at December 31, 1998, plus a factor ranging from 1.25% to a maximum of 4.0% depending on the amount borrowed. The facility is collateralized by the assets of the subsidiaries and due for renewal in August 1999.

  The Company believes that income from operations, coupled with borrowing under its revolving credit facilities will be sufficient to fund the Company's capital expenditure and working capital requirements through 1999.

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

Obsolescence; Uncertainty of Market Acceptance of New Products

  Today's communications industry is in a state of rapid technological change. The introduction of new technologies, network architectures or changes in industry standards can render the Company's existing products or products under development obsolete or unmarketable. For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. To date, however, the Company believes that these technologies have not had a significant impact on the demand for traditional wire-line network based services. Further, management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in continued growth of wire-line networks. However, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company's business. The Company's growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry. There can be no assurance that demand resulting from these emerging trends will develop rapidly or that the Company's products will be met with market acceptance.

Importance of New Product Development to Growth

  A significant factor in the Company's ability to grow and remain competitive, will be its ability to anticipate changes in technology and industry standards, and to successfully develop and introduce new products on a timely basis. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment. Trends toward consolidation of the communications industry and convergence of technologies may require the Company to quickly adapt to rapidly changing market conditions and customer requirements.

  The Company's manufacturing and marketing expertise has enabled it to successfully develop and market new products in the past. However, any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, operating results and financial condition.

Concentration of Customers; Limited Backlog

  The telecommunications industry is concentrated, with relatively few operators accounting for a large percentage of the Company's available market. Consequently, while the Company shipped product to over 4,700 customer locations in 1998, its five largest customers (by sales volume) accounted for 42.8% of the Company's total net sales in 1998. Two customers, Media One and Time Warner, accounted for 11.7% and 12.5%, respectively, of the Company's total net sales during the period.

  The Company's customers typically require prompt shipment of the Company's products within a narrow timeframe. As a result, the Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage (see "Operating Leverage" below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, may place the Company's operating results at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

Dependence on the Communications Industry

  The Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales. Demand for products within this industry depends primarily on capital spending by cable operators for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company's sales and profitability, are affected by a variety of factors, including general economic conditions, access by cable operators to financing, government regulation of cable operators, demand for cable services and technological developments in the broadband communications technology.

  Although local telephone operators may have greater access to capital than many cable operators, the same factors dictating the demand for products in the CATV segment of the industry also apply to the local telephone customers. Thus, the Company's success is dependent upon continued demand for products used in signal transmission systems from the communications industry generally, including both CATV and telephone, which may be affected by factors beyond the Company's control, including the convergence of video, voice, and data transmission systems occurring within the CATV and telephone markets, continuing consolidation of companies within those markets and the provision of Internet access by cable operators and local telephone companies.

Price fluctuations of Raw Materials; Availability of Complementary Products

  The Company's cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company's manufacturing processes, including resins. The Company does not engage in hedging transactions for such materials, although it periodically enters into contracts for certain raw materials for as much as one year or more. There can be no assurance that price increases in raw materials can be passed on to the Company's customers through increases in product prices. In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products that complement the Company's own product line, including grade level boxes. Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company's own products.

Acquisitions and Failure to Integrate Acquired Businesses

  One of the Company's principal strategies is to increase its revenues, earnings per share and the markets it serves through the acquisition of complementary businesses. There can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems. Acquisitions may involve a number of special risks, including but not limited to, adverse short-term effects on the Company's reported financial condition or results of operations, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition or results or operations.

  In addition, there can be no assurance that businesses acquired in the future will be profitable at the time of acquisition or that the businesses recently acquired or acquired in the future will achieve sales and profitability justifying the Company's investment therein or that the Company will realize the synergies expected from such acquisitions.

  The failure to obtain any or all of the desired results from these acquisitions could have a material adverse effect on the Company's business, financial condition or results of operations.

Impact of Operating Leverage in the Event of Sales Decline

  Because the related fixed costs for rent, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, the Company's ability to maintain its historic profitability is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base. Due to this "operating leverage", a reduction in sales or the rate of sales growth could have a disproportionately adverse effect on the Company's financial results.

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

Risks Associated with International Operations

  International sales, including export sales from U.S. operations, accounted for 11.7%, 18.2% and 31.4% of the Company's net sales in 1996, 1997, and 1998 respectively, and the Company expects that international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

Competition

  The industries in which the Company operates are highly competitive. Further, because of the anticipated growth in the telecommunications industry generally, the demand for products required in signal transmission networks in particular, the level and intensity of competition may increase in the future.

  The Company's competition includes a company that has a significant market share in the telephone segment of the industry. The Company's strategy includes continued focus on increasing sales to this segment. While the Company's net sales to this segment have increased, there can be no assurance that the Company will be able to compete successfully against that company or other competitors, many of whom may have access to greater financial resources than the Company.

Disruptions at the Company's Manufacturing Facility; Lease with Related Party

  The majority of the Company's manufacturing operations is currently located at the Company's facility in Temecula, California, which also includes the Company's principal warehouse and corporate offices. The Company's success depends in large part on the orderly operation of this facility. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains standard property and earthquake insurance on this facility as well as business interruption insurance and back-up data systems.

  The Company currently leases a portion of its Temecula facilities from William
H. Channell, Sr., a principal stockholder and Chairman of the Board and Chief Executive Officer of the Company. The Company believes the terms of these leases are no less favorable than would be available from an unrelated third party after arm's length negotiations. Although the Company has renewal options through the year 2015 under these leases, there can be no assurance that the Company and Mr. Channell, Sr. will be able to agree on renewal options for the properties currently leased by the Company. The failure of the Company to renew the leases would require the Company to relocate its existing facilities, which could have a material adverse affect on the Company's business, financial condition or results of operations.

Year 2000 Computer Systems Compliance

  The Year 2000 problem concerns the inability of certain computers and computer systems to process data beyond January 1, 2000. Many software programs refer to years in terms of their final two digits only. These programs may interpret the year 2000 as 1900 and may not recognize that the year 2000 is a leap year. (The year 1900 was not a leap year.) If not corrected, these programs could shut down or generate incorrect critical data.

  The Company has developed a plan to deal with the Year 2000 issues that it faces. The Company, independent of the Year 2000 issues has embarked on a worldwide project to implement a new business information system throughout the Company using i2 Rhythm Factory Planner, Oracle ERP software and associated hardware. These new systems will make the Company's business information systems approximately 85% Year 2000 compliant and are scheduled for completion domestically in the second quarter of 1999 and internationally in the third quarter of 1999. The Company is on schedule for implementation of these new systems.

  In addition to business information systems, the Company's plan calls for the analysis, correction and testing of embedded systems which might not operate or might not operate properly after January 1, 2000. Those Systems include, but are not limited to, telephone and voice mail systems, manufacturing and production equipment, freight and shipping software, office machines, elevators and building security systems. The Company has completed 60% of the in-house testing and/or obtaining of manufacturer's certifications for the Year 2000 compatibility of these systems. Any items that cannot be determined to be compliant or cannot be upgraded to be compliant are being replaced if they are deemed to be critical to the operations of the Company.

  The Company's plan also includes a procedure for analyzing the Year 2000 status of key outside suppliers, service providers and customers whose failure to comply could have an adverse affect on the Company. These procedures include a standard Year 2000 compliance agreement as well as a survey-type questionnaire designed to help measure the vendor's progress in dealing with the Year 2000 issues. The Company has identified its key vendors and customers and has completed 60% of the process of mailing the questionnaire and/or obtaining the certification agreements. This phase of the plan is on-going, but is anticipated to be complete in the third quarter of 1999.

  The Company has contingency plans to deal with the failure of the above to meet the Year 2000 issue with regard to the systems upgrade. The contract with the suppliers includes a guarantee that the new Systems will be implemented and tested timely, and that the systems will be Year 2000 compliant. In addition, in the event that the business information system implementation (Oracle) does not meet the project time line (5/1/99), the Company will install Y2K patches for its existing Data General operating system along with the Apollo business application software. This will ensure, on a short-term basis, that the Company will continue in a production environment while meeting the Year 2000-compliance situation. No contingency plan has been established to deal with the embedded Systems issue in that any critical, non-compliant systems will be replaced or corrected as they are discovered. Contingency plans to deal with outside suppliers and customers will be developed as indicated by the on-going analysis of these entities. Such contingency plans could include the building of inventories, the search for alternative suppliers, or the request for advance payments or deposits from customers, all as the case may indicate.

  The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position or results of operations. Total costs associated with the business information systems project are expected to be $3.5 million, most of that attributable to the systems upgrade that was being done independent of the Year 2000 problems. Approximately 50% of the costs associated with the Systems upgrade have already been incurred.

  Failure to anticipate and correct the Year 2000 problem could result in an interruption in or a failure of certain normal business activities including, but not limited to temporary plant closings, delays in the delivery of products, delays in receipt of supplies, invoice and collection errors, delays in the collection of receivables and inventory obsolescence. The Company believes that with the implementation of the new business information systems and completion of the other procedures contained in the Year 2000 plan (particularly the analysis of third party vendor and customer Year 2000 compliance activities), that any significant interruptions and negative impacts from Year 2000 problems will be reduced.

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

Changing Regulatory Environment

  The communications industry is subject to regulation in the United States and other countries. Federal and state agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 (the "Telecommunications Act"), which the President signed into law on February 8, 1996. The Telecommunications Act lifts certain restrictions on the liability of companies, including RBOCs and other customers of the Company, to compete with one another and liberally reduces the
regulation of the communications industry.   While the Company believes that the
deregulation of the communications industry may increase the Company's opportunities to provide for its customers' signal transmission network needs, the effect of the Telecommunications Act on the market for the Company's products is difficult to predict at this time, and there can be no assurance that competition in the Company's markets will not intensify as a result of such deregulation. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company's business.

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

  In 1999, the Company intends to complete the implementation of a new management information system ("MIS"). The Company believes the new MIS will significantly affect many aspects of its business, including its accounting, operations, purchasing, sales and marketing functions. The successful implementation of this system will be important to the Company's provision of
services and to facilitate future growth.   If the Company is not successful in
implementing its MIS or if the Company experiences difficulties in such implementation, the Company could experience problems with delivery of its products or an adverse impact on its ability to access financial and accounting information on a timely basis.

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

Selected Quarterly Financial Data

  Set forth below is certain unaudited quarterly financial information. (See also Footnote P to the Financial Statements included elsewhere herein.) The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

                                         Year Ended                                 Year Ended
                                      December 31, 1997                          December 31, 1998
                          ------------------------------------------   -----------------------------------------
                                    (amounts in thousands)                       (amounts in thousands)
                            1st        2nd          3rd        4th       1st        2nd          3rd        4th
                          Quarter    Quarter      Quarter    Quarter   Quarter    Quarter      Quarter    Quarter
                          -------   ----------   ---------   -------   -------   ----------   ---------   -------
Net sales..............   $12,804      $15,664     $15,353   $16,122   $15,704      $23,108     $27,159   $26,739
Gross profit...........     5,143        7,005       6,399     6,364     6,414        9,621      10,609     9,488
Income from
operations.............     2,093        4,099       3,670     3,318     2,493        4,180       4,460     3,801
Income before income
taxes..................     2,392        4,301       3,880     3,486     2,645        3,852       3,840     3,521

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

  The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

Market Risk

  The Company's revolving line of credit allows the outstanding balance to bear interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The revolving line of credit exposes earnings to changes in short-term interest rates since the interest rates on the revolving line of credit are variable.

  If the variable rates on the Company's revolving line of credit were to increase by 1% from the rate at December 31, 1998, and the Company borrowed the maximum amount available under its revolving line of credit ($25.0 million) for all of fiscal 1999, the Company's interest expense would increase, and net income would decrease by $0.1 million. If LIBOR were to increase 1% from the rate at December 31, 1998, and the Company borrowed the maximum amount available, the Company's interest expense would increase, and also net income would decrease by $0.1 million. A marginal income tax rate of 41.0% was used. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a 1% change in interest rates, management would likely take actions to further mitigate its exposure to the change.

Foreign Exchange Risk

  The Company typically does not hedge its foreign currency exposure. Management does not believe it currently has any material exposure to foreign currency rate fluctuations.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

  Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Certified Public Accountants.................................................   F-1
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998..........................   F-2
  Consolidated Statements of Income and Comprehensive Income for the years ended
     December 31, 1996, December 31, 1997, and December 31, 1998...................................   F-4
  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996,
       December 31, 1997 and December 31, 1998.....................................................   F-6
  Consolidated Statement of Cash Flows for the years ended December 31, 1996, December 31, 1997,
       and December 31, 1998.......................................................................   F-7
  Notes to Consolidated Financial Statements.......................................................   F-9

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

                                    PART III

Item 10.   Executive Officers and Directors
           --------------------------------

  The following table sets forth information with respect to the Company's current executive officers and directors and their ages as of December 31, 1998.


           Name              Age                 Positions
--------------------------   ---   -------------------------------------

William H. Channell, Sr...    70   Chairman of the Board and
Chief Executive Officer
William H. Channell, Jr...    41   President, Chief Operating Officer
                                   and Director
Gary W. Baker.............    55   Vice President, Finance and
Chief Financial Officer
Andrew M. Zogby...........    38   Vice President, Marketing
Edward J. Burke...........    43   Vice President, Engineering
Dale C. Wooding...........    48   Vice President, Manufacturing
John B. Kaiser............    46   Vice President, Broadband Sales
Gary M. Napolitano........    43   Vice President, International Finance
Jacqueline M. Channell....    67   Secretary and Director
Eugene R. Schutt, Jr......    45   Director
Richard A. Cude...........    65   Director

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

  Gary M. Napolitano joined the Company as Vice President and General Manager of RMS, in January 1997, as a result of the acquisition of RMS. Mr. Napolitano had been President of RMS since 1992 and was the Vice President of Finance prior to becoming President. Since the fourth quarter 1998, Mr. Napolitano has been Vice President, International Finance.

  Jacqueline M. Channell has been the Company's Secretary and a Director since 1966. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr. Mrs. Channell's term as a director expires in 2001.

  Eugene R. Schutt, Jr. has been a Director of the Company since July 1996. Mr. Schutt's initial term expires in 1999. Mr. Schutt is currently serving as a consultant to international and domestic businesses. From January 1992 to February 1999, Mr. Schutt was the President of Avco International, a division of Avco Financial Services, Inc., an international financial services company. From 1984 to 1992, he served as President of Pratt Industries, Inc., a manufacturer of paper and related products.

  Richard A. Cude became a director of the Company during 1996. Mr. Cude has been the General Manager of the Los Angeles Support Center for Courtaulds PLC London, England since 1994 and has served in various capacities with Courtaulds since 1988. Prior to that, Mr. Cude has been with various companies involved in the marketing of products to the communications and telecommunications industry. Mr. Cude is currently retired. Mr. Cude's term as Director expires in 2000.

Compensation of Directors

  Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as directors. The Company's non-management directors receive compensation consisting of an annual retainer fee of $15,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance. Mrs. Channell also receives non-management director retainer and attendance fees. Mrs. Channell does not receive separate compensation for serving as the Company's Secretary. In addition, pursuant to the Company's 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company's Common Stock with an exercise price equal to the Initial Public Offering price, and on the date of each of the Company's annual stockholder meetings after the Initial Public Offering, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting are to receive options to acquire an additional 1,000 shares of the Company's Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

  Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 1999 annual meeting of stockholders.

Item 11.   Executive Compensation
           ----------------------

Summary Compensation Table

  The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the year ended December 31, 1998 (collectively, the "Named Officers").

                                                                                  Long-Term Compensation
                                                                                  ----------------------
                                                                                 Awards                Payouts
                                                                          -------------------------   ----------
                                                                                        Securities
                                                           Other Annual    Restricted   Underlying                   All Other
   Name and Positions            Annual    Compensation    Compensation     Stock        Options/       LTIP        Compensation
  Held with the Company         Salary($)   Bonus($)(3)       ($)(1)       Awards($)      SARs(#)     Payouts($)       ($)(2)
-----------------------------   ---------  ------------    ------------    ----------   ----------    ---------     -----------
William H. Channell, Sr......
  Chairman of the Board and
  Chief Executive Officer        $520,000    $      -        $     -        $     -             -      $     -        $     -
William H. Channell, Jr......
  President and Chief
  Operating Officer               520,000     360,000              -              -        25,000            -          4,257
Gary W. Baker................
  Vice President, Finance and
  Chief Financial Officer         160,660      81,666              -              -         2,000            -          4,409
Edward J. Burke..............
  Vice President, Engineering     136,063      81,666              -              -         2,000            -          4,082
Dale C. Wooding..............
  Vice President,
   Manufacturing                  119,735      81,666              -              -         2,000            -          3,592

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

1996 Incentive Stock Plan

  The Company's 1996 Incentive Stock Plan (the "Stock Plan") currently permits the granting to the Company's key employees, directors and other service providers of (i) options to purchase shares of the Company's Common Stock and
(ii) shares of the Company's Common Stock that are subject to certain vesting and other restrictions ("Restricted Stock"). A maximum of 750,000 shares of Common Stock have been reserved for issuance under the Stock Plan. The Company granted "non-qualified" options to acquire 512,700 shares of Common Stock to 92 of the Company's employees and directors (including 100,000 stock options being issued to William H. Channell, Jr., the Company's President) at the time of the Initial Public Offering in 1996 with an exercise price equal to the public offering price. During 1997, the Company granted 164,700 "non-qualified" options to 37 employees and directors (including 50,000 stock options issued to William
H. Channell, Jr., the Company's President). During 1998, the Company granted 114,500 "non-qualified" options to 29 employees and directors (including 25,000 stock options issued to William H. Channell, Jr., the Company's President). These options will vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and will have a term of 10 years.

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

  Any grants of Restricted Stock will be made pursuant to Restricted Stock Agreements, which will provide for vesting of shares at a rate to be determined by the Compensation Committee with respect to each grant of Restricted Stock. Until vested, shares of Restricted Stock are generally non-transferable and are forfeited upon termination of employment. The Company has not made any grants of Restricted Stock.

Options/SAR Grants Table

  The following table sets forth the stock options granted to the named officers for the year ended December 31, 1998.



                                           % of Total                               Potential Realized
                              Number of     Options/                                     Value at
                              Securities      SARs                                    Assumed Annual
                              Underlying   Granted to    Exercise                  Rates of Stock Price
                               Options/     Employees     on Base                     Appreciation of
                                 SARS       in Fiscal      Price     Expiration         Option Term
      Name                     Granted     Year 1998      ($/Sh)        Date            5%         10%
      ----                    ----------   ----------    --------    ----------     --------    --------
William H. Channell, Sr.             -           -       $     -             -     $      -    $      -

William H. Channell, Jr.        25,000        21.8%      $ 8.813      Aug 2008      138,500     351,175

Gary W. Baker                    2,000         1.8%      $11.500      Jan 2008       14,460      36,660

Edward J. Burke                  2,000         1.8%      $11.500      Jan 2008       14,460      36,660

Dale C. Wooding                    2,000          1.8%    $11.500      Jan 2008       14,460      36,660


Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 1998 Option/SAR Values

  The following table sets forth the number and value of outstanding stock options at December 31, 1998. No options have been exercised in 1998.



                                                                 Number of Shares
                                   Shares                      Underlying Unexercised      Value of Unexercised In-
                                  Acquired                         Options/SARs             the-Money Options/SARs
                                     on           Value         at December 31, 1998         at December 31, 1998
Name                              Exercise       Realized     Exercisable/Unexercisable   Exercisable/Unexercisable
----                            ------------   ------------   -------------------------   -------------------------

William H. Channell, Sr.                -       $      -                   -                 $    -    /$     -

William H. Channell, Jr.                -              -               83,333/91,667              -    /

Gary W. Baker                           -              -               14,000/12,000              -    /

Edward J. Burke                         -              -               14,000/12,000              -    /

Dale C. Wooding                         -              -               14,000/12,000              -    /


Profit Sharing and Savings Plans

  The Company maintains a plan, established in 1993, in accordance with Section 401(K) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible to participate in the plan after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in annual increments.

Employment Contracts

  The Company has entered into employment agreements with each of William H. Channell, Sr. and William H. Channell, Jr., engaging them as the Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer of the Company, respectively. For their service, each of Messrs. Channell, Sr. and Channell, Jr., is entitled to receive an annual salary of $500,000 and $520,000, respectively. Mr. Channell, Sr.'s salary is subject to annual cost of living increases. After the cost of living adjustment, the base salary for each during 1998 was $520,000. In addition, each executive is entitled to participate in the Incentive Stock Plan, the 401(K) Plan and the Incentive Compensation Plan. The employment agreements provide that each executive is entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

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

Incentive Compensation Plan

  Effective beginning in the Company's 1996 fiscal year, the Board of Directors adopted the Company's 1996 Performance-Based Annual Incentive Compensation Plan (the "Incentive Plan"). Eligible participants consist of key employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan are determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation Committee, Common Stock of the Company. Mr. William H. Channell, Jr., the Company's President, receives a bonus calculated using the factors above, but such bonus is earned and payable based on continued service in subsequent years. The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards. No participant in the Incentive Plan may receive awards under such plan during any fiscal year of the Company in excess of $1,000,000 or 100,000 shares of Common Stock.

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

  The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 1998 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

                        Channell Commercial Corporation
                     Comparison of Cumulative Total Returns
                  (assumes dividends, if any, are reinvested)

                COMPARISON OF FOUR-YEAR CUMULATIVE TOTAL RETURN
                  AMONG CHANNELL COMMERCIAL, S&P INDUSTRIAL,
                      NASDAQ COMPOSITE PEER GROUP INDEX

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           CHANNELL            S&P          NASDAQ       PEER
(Fiscal Year Covered)     COMMERCIAL CORP     INDUSTRIAL    COMPOSITE      GROUP
------------------------  ---------------     ----------    ----------    -------
Measurement Pt-  JUL-96       $100.00          $100.00       $100.00      $100.00
FYE              DEC-96       $ 99.00          $109.92       $108.50      $ 75.91
FYE              DEC-97       $100.00          $144.02       $132.52      $155.66
FYE              DEC-98       $ 67.00          $192.56       $185.78      $141.48

The Peer Group Index is a market capitalization weighted composite that includes Amphenol Corp., Antec Corp., Oak Industries and TII Industries.

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


                                               Amount and Nature of Beneficial Ownership
                                               -----------------------------------------
Name and Address                               No. of Shares   Exercisable                  Percent
of Beneficial Owner                               Owned         Options(1)       Total     of Class
-------------------------------------------   -------------   --------------   ---------   ---------
  William H. Channell Sr. and                     3,420,830             -      3,420,830       36.2%
  Jacqueline M. Channell, as co-trustees
  of the Channell Family Trust
  26040 Ynez Road
  Temecula, CA  92591-9022

  William H. Channell, Jr.                        1,489,250        83,333      1,572,583       16.6%
  26040 Ynez Road
  Temecula, CA  92591-9022

  Wellington Management Company, LLP                914,100             -        914,100        9.7%
  75 State Street
  Boston, MA  02109

  Carrie S. Rouveyrol                               490,960             -        490,960        5.2%
  P.O. Box 1080
  Stinson Beach, CA  94970

  The Taylor Family Trust                           490,960             -        490,960        5.2%
  1450 Ravenswood Lane
  Riverside, CA  92506

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 1999.

Security Ownership of Management

  The following table sets forth certain information, as of March 15, 1999, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.


                                            Amount and Nature of Beneficial Ownership
                                            -----------------------------------------
Name and Address                            No. of Shares   Exercisable                  Percent
of Beneficial Owner                            Owned         Options(1)       Total     of Class
----------------------------------------   -------------   --------------   ---------   ---------
  William H. Channell Sr.                      3,420,830             -      3,420,830       36.2%

  William H. Channell, Jr.                     1,489,250        83,333      1,572,583       16.6%

  Gary W. Baker                                      700        14,000         14,700         .2%

  Edward J. Burke                                      -        14,000         14,000         .1%

  Dale C. Wooding                                    300        14,000         14,300         .2%

  All present directors and executive
   officers as a group (11 in number)          4,913,207       131,337      5,044,544       53.3%

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 1999.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

  The Company has two leases for approximately 260,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. The lease provides for annual cost of living increases; however, for 1996, the lease was amended to waive the cost of living increases. Additionally, an adjacent 100,000 square
foot building was constructed and completed in 1996.   In 1996, the Company
advanced $3.1 million to Mr. Channell, Sr. for the construction of this building. The advances were repaid in full as of December 31, 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. During 1998, the Company paid rents to Mr. Channell, Sr. of $1.1 million on the two leases. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

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

     (a)(3) and (c).  The following exhibits are filed herewith:

  Exhibit
  Number  Exhibit Title
  ------  -------------

  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3 Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.20  Letter Agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter Agreement regarding employment, John B. Kaiser (2)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell, Jr. dated December 31, 1998 (5)
  11     Computation of Proforma Income per Share (2)
  27     Financial Data Schedule (5)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended December 31,
     1998.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Filed herewith.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 1997 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 1997 and 1998, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Los Angeles, California
March 11, 1999

                        CHANNELL COMMERCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,
                 (amounts in thousands, except per share data)

                   ASSETS                                      1997           1998
                                                               ----           ----

CURRENT ASSETS
 Cash and cash equivalents                                    $3,840         $5,828
 Investments                                                  11,651              -
 Accounts receivable                                           9,191         17,890
 Inventories                                                   7,269         14,992
 Deferred income taxes                                           688            630
 Prepaid expenses                                                613          1,165
                                                            ---------      ---------

    Total current assets                                      33,252         40,505

PROPERTY AND EQUIPMENT, net                                   14,758         42,081

DEFERRED INCOME TAXES                                            664              -

INTANGIBLE ASSETS, net of amortization of $137
 and $741 in 1997 and 1998                                     1,649         15,100

OTHER ASSETS                                                     302            756
                                                            ---------      ---------

                                                             $50,625        $98,442
                                                            =========      =========

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                                 December 31,
                 (amounts in thousands, except per share data)


     LIABILITIES AND STOCKHOLDERS' EQUITY                                   1997                 1998
                                                                      ---------------     ---------------
CURRENT LIABILITIES
 Accounts payable                                                       $      2,606         $     6,504
 Short term debt (including current maturities of
  long term debt)                                                                  -               8,862
 Current maturities of capital lease obligations                                 226               2,009
 Accrued expenses                                                                791               2,537
 Income taxes payable                                                            390                 625
                                                                      ---------------     ---------------

       Total current liabilities                                               4,013              20,537

LONG-TERM DEBT, less current maturities                                          400              20,855

CAPITAL LEASE OBLIGATIONS                                                        320               4,185

DEFERRED INCOME TAXES                                                              -                 285

COMMITMENTS AND CONTINGENCIES                                                      -                   -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share, authorized--1,000
   shares, none issued and outstanding                                             -                   -
 Common stock, par value $.01 per share, authorized--19,000
   shares; issued - 9,237; outstanding - 9,237 shares in 1997
   and 9,099 shares in 1998                                                       92                  92
 Additional paid-in capital                                                   27,991              27,991
 Treasury stock - 138 shares in 1998                                               -              (1,175)
 Retained earnings                                                            17,809              25,918
 Accumulated other comprehensive income -
  Foreign currency translation                                                     -                (246)
                                                                      ---------------     ---------------

    Total stockholders' equity                                                45,892              52,580
                                                                      ---------------     ---------------

                                                                        $     50,625        $     98,442
                                                                      ===============     ===============

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            Year ended December 31,
                 (amounts in thousands, except per share data)




                                      1996       1997       1998
                                   ---------  ---------  ----------
Net sales                            $47,282    $59,943     $92,710
Cost of goods sold                    25,447     35,032      56,578
                                   ---------  ---------  ----------
    Gross profit                      21,835     24,911      36,132

Commission income                        985        606         292
                                   ---------  ---------  ----------
                                      22,820     25,517      36,424
                                   ---------  ---------  ----------
Operating expenses
 Selling                               6,559      7,251      11,570
 General and administrative            2,021      4,077       8,057
 License fees--related party             531          -           -
 Research and development                531      1,009       1,863
                                   ---------  ---------  ----------
                                       9,642     12,337      21,490
                                   ---------  ---------  ----------
    Income from operations            13,178     13,180      14,934

Interest income                          477      1,006         266
Interest expense                        (186)      (127)     (1,342)
                                   ---------  ---------  ----------
    Income before income taxes        13,469     14,059      13,858

Income taxes                           2,359      5,589       5,749
                                   ---------  ---------  ----------
    Net income                       $11,110    $ 8,470     $ 8,109
                                   =========  =========  ==========

    Net income per share
     Basic                                      $   .92     $   .88
                                              =========  ==========
     Diluted                                    $   .91     $   .88
                                              =========  ==========

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -

                                   CONTINUED

                            Year ended December 31,
                 (amounts in thousands, except per share data)

                                                           1996         1997         1998
                                                        ----------   ----------   ----------
Pro forma information (unaudited):
    Historical income before income taxes                $ 13,469
    Pro forma income taxes                                  4,548
                                                        ----------

    Pro forma net income                                 $  8,921
                                                        ==========

    Pro forma net income per share-basic and diluted     $   1.06
                                                        ==========

    Pro forma weighted average shares outstanding           8,403
                                                        ==========

Net income                                               $ 11,110     $  8,470     $  8,109

Other comprehensive income, net of tax
    Foreign currency translation adjustments                    -            -         (246)
                                                        ----------   ----------   ----------

Comprehensive net income                                 $ 11,110     $  8,470     $  7,863
                                                        ==========   ==========   ==========


       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


                                                                                             Accumulated
                             Common stock      Additional    Treasury stock                     other         Total
                           ----------------     paid-in     ----------------     Retained   comprehensive  stockholders'
                           Shares    Amount     capital     Shares    Amount     earnings      income         equity
                           --------  ------   ------------  -------  -------     ---------     -------     ------------
Balance, January 1, 1996      6,137    $ 61       $    26         -  $     -      $ 12,386      $    -      $   12,473
Proceeds from initial public
 offering of common
 stock, net of expenses       3,100      31        30,534         -        -             -           -          30,565
Reorganization distribution       -       -             -         -        -       (11,665)          -         (11,665)
Dividends declared
   ($.41 per share)               -       -             -         -        -        (2,492)          -          (2,492)
Acquisition of patents from
 stockholders                     -       -        (3,100)        -        -             -           -          (3,100)
Contribution of accrued
  license fees previously
  owed to stockholder             -       -           531         -        -             -           -             531
Net income for the year           -       -             -         -        -        11,110           -          11,110
                           --------  ------   ------------  -------  -------     ---------     -------     ------------

Balance, December 31, 1996    9,237      92        27,991         -        -         9,339           -          37,422

Net income for the year           -       -             -         -        -         8,470           -           8,470
                           --------  ------   ------------  -------  -------     ---------     -------     ------------

Balance, December 31, 1997    9,237      92        27,991         -        -        17,809           -          45,892

Treasury stock acquired                                         138   (1,175)                        -          (1,175)
Foreign currency translation      -       -             -         -        -             -        (246)           (246)
Net income for the year           -       -             -         -        -         8,109           -           8,109
                           --------  ------   ------------  -------  -------     ---------     -------     ------------
Balance, December 31, 1998    9,237    $ 92       $27,991       138  $(1,175)     $ 25,918      $ (246)     $   52,580
                           ========  ======   ============  =======  =======     =========     =======     ============

        The accompanying notes are an integral part of these statements

                        CHANNELL COMMERICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Year ended December 31,
                            (amounts in thousands)



                                                                  1996          1997       1998
                                                                 ------        ------     ------
Cash flows from operating activities:
 Net income                                                      $11,110       $8,470     $8,109
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  1,551         2,044      4,060
   Deferred income taxes                                           (880)         (472)       486
   Changes in assets and liabilities, net of effects
    of acquisitions:
      Accounts receivable                                        (2,563)       (1,197)    (3,453)
      Inventories                                                  (299)       (2,716)    (3,289)
      Prepaid expenses                                             (368)          201       (539)
      Other assets                                                  322           (19)      (442)
      Accounts payable                                              797          (602)     1,003
      Accrued expenses                                              255          (820)       786
      Income taxes payable                                        1,499        (1,159)      (115)
                                                                 ------       -------     ------

      Net cash provided by operating activities                  11,424         3,730      6,606
                                                                 ------        ------     ------

Cash flows from investing activities:
 Purchase of property and equipment                              (1,554)       (5,966)   (10,579)
 Proceeds from sale of property and equipment                         -             -        585
 Advances to stockholder for building construction               (3,119)            -          -
 Collection of advances to stockholder                            3,119             -          -
 Business acquisitions, net of cash acquired                          -        (2,747)   (23,965)
 Purchases of investments                                       (11,406)       (7,316)         -
 Maturities of investments                                            -         7,071     11,651
                                                                 ------        ------    -------

      Net cash used in investing activities                     (12,960)       (8,958)   (22,308)
                                                                 ------        ------    -------


       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                            Year ended December 31,
                            (amounts in thousands)


                                                               1996            1997            1998
                                                           ------------    ------------    ------------
Cash flows from financing activities:
 Repayment of debt                                           $  (3,213)      $    (195)      $  (4,712)
 Proceeds from issuance of long-term debt                            -               -          24,661
 Repayment of capital lease obligations                            (70)             73            (855)
 Proceeds from initial public offering                          30,565               -               -
 Acquisition of patents from stockholders                       (3,100)              -               -
 Dividends paid                                                 (3,166)              -               -
 Reorganization distribution                                   (11,665)              -               -
 Purchase of treasury stock                                          -               -          (1,175)
                                                           ------------    ------------    ------------

     Net cash provided by (used in) financing activities         9,351            (122)         17,919
                                                           ------------    ------------    ------------

Effect of exchange rates on cash                                     -               -            (229)
                                                           ------------    ------------    ------------

     Increase (decrease) in cash and cash equivalents            7,815          (5,350)          1,988

Cash and cash equivalents, beginning of year                     1,375           9,190           3,840
                                                           ------------    ------------    ------------

Cash and cash equivalents, end of year                       $   9,190       $   3,840       $   5,828
                                                           ============    ============    ============

Cash paid during the year for:
 Interest (net of capitalized interest of $339 in 1998)      $     185       $     128       $   1,138
                                                           ============    ============    ============

 Income taxes                                                $   1,967       $   5,753       $   4,974
                                                           ============    ============    ============

Noncash investing and financing activities:
 Assets acquired under capital lease                         $     543       $     214       $   6,248
                                                           ============    ============    ============

 Contribution of accrued license fees to paid-in capital     $     531       $       -       $       -
                                                           ============    ============    ============

 Note received for property and equipment sold               $       -       $       -       $     166
                                                           ============    ============    ============

 Fair value of assets acquired, including goodwill           $       -       $   4,974       $  42,675
 Note payable issued                                                 -            (400)              -
 Cash paid                                                           -          (2,774)        (27,900)
                                                           ------------    ------------    ------------

 Liabilities assumed                                         $       -       $   1,800       $  14,775
                                                           ============    ============    ============

                        CHANNELL COMMERCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE A--DESCRIPTION OF BUSINESS

The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, coaxial-based passive RF electronics and heat shrink products. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of a local signal delivery network, commonly known as the "outside plant" or "local loop", that connects the network provider's signal origination office with residences and businesses.


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

Foreign Currency Translation--Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are included in net income. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income.

Cash and Cash Equivalents--For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Investments--At December 31, 1997 the Company had invested in certain U.S. Government issued debt instruments and other taxable securities. These investments were classified as available for sale. The investment in these securities were therefore recorded at fair value with any differences between fair value and cost recorded as a separate component of stockholder's equity. At December 31, 1997, there were no material differences between the fair value and cost of these marketable securities.

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

Intangible Assets--The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 20 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 3 years. Amortization expense charged to income amounted to $137 and $603 in 1997 and 1998, respectively.

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

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income per share--Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations:

                                                   1997                     1998
                                          ---------------------     ----------------------
                                                     Per Share                   Per Share
                                          Shares      Amount         Shares        Amount
                                          ------    ---------        ------      ---------
      Basic income per share               9,237     $  .92           9,199        $  .88
      Effect of dilutive stock options        54       (.01)             31            -
                                          ------     ------          ------        ------
      Diluted income per share             9,291     $  .91           9,230        $  .88
                                          ======     ======          ======        ======


The following options were not included in the computation of diluted income per share as a result of the options' exercise price exceeding the average market price of the common shares:

                                                          1997                 1998
                                                      -----------         ------------
      Options to purchase shares of common stock            140                 626
      Exercise prices                                     $13.25          $11.00 - $13.25
      Expiration dates                                   July 2007          July 2007 -
                                                                          October 2008

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

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Pro forma net income per share (basic and diluted) has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding includes 779 shares for the year ended December 31, 1996 assumed to have been sold by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the reorganization distribution. The effect of the Company's use of a portion of the net proceeds of the IPO to repay approximately $2.7 million of bank indebtedness outstanding as of June 30, 1996, has not been reflected in pro forma net income or pro forma net income per share as the impact is not material.

A reconciliation of pro forma income taxes to the Federal statutory rate for the year ended December 31, 1996 is as follows:

  Federal statutory rate                               34%
  State income taxes, net of Federal tax benefit        6
  Deferred income tax benefit recorded upon
    termination of S Corporation status                (5)
  Other                                                (1)
                                                     ----
                                                       34%
                                                     ====


Fair value of financial instruments--The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value because of the short maturity of these financial instruments. Long-term obligations are carried at amounts that approximate fair value. The estimated fair value of the long-term obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities. The carrying amount of investments, which is the fair value, is based upon values provided by external investment managers or quoted market values.

Reclassifications-- Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)

NOTE C--INVENTORIES

  Inventories are summarized as follows:

                              1997     1998
                          -------------------
        Raw materials        $1,692   $ 4,686
        Work-in-process       1,240     2,312
        Finished goods        4,337     7,994
                          -------------------
                             $7,269   $14,992
                          ===================


NOTE D--PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                           1997        1998       Estimated
                                                                                 Useful lives
                                                      ---------------------------------------
   Machinery and equipment                               $ 16,802    $ 41,681     3-10 years
   Office furniture and equipment                           1,333       2,222     3- 7 years
   Leasehold improvements                                   2,285       2,556    15-20 years
   Building and building improvements                       3,055       6,161       30 years
   Land                                                       695       1,646             --
   Construction in progress                                   755         943             --
                                                      -----------------------
                                                           24,925      55,209
     Less accumulated depreciation and amortization       (10,167)    (13,128)
                                                      -----------------------
                                                         $ 14,758    $ 42,081
                                                      =======================


Included in machinery and equipment is $757 and $7,157 of equipment under capital lease at December 31, 1997 and 1998, respectively. Accumulated amortization of assets under capital lease totaled $185 and $653 at December 31, 1997 and 1998, respectively. See Note H.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE E-- ACCRUED EXPENSES

Accrued expenses consist of the following:

                           1997     1998
                        -----------------

     Accrued vacation      $ 477   $  549
     Other                   314    1,988
                        -----------------
                           $ 791   $2,537
                        =================


NOTE F-- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                1997                    1998
                                                               ------                  -----
 Senior revolving credit facility that provides
 borrowings up to $25,000.  The outstanding balance
 bears interest, payable currently, at a variable rate
 based on either the bank's base rate or the applicable
 LIBOR rate, depending on the nature of the
 borrowings.  At December 31, 1998, the weighted
 average interest rate on outstanding borrowings was
 6%.  The loan is collateralized by substantially all of
 the Company's assets.  The entire principal is payable        $     -                   $16,361
 on April 30, 2003.

 Note payable to financial institution payable in
 monthly principal and interest installments of $30
 with the unpaid principal and interest due on
 November 1, 2008.  The note bears interest at 6.85%
 and is collateralized by certain land and buildings.                -                     4,289

 Note payable issued to an individual in connection
 with the acquisition of RMS Electronics, Inc. (Note
 J).  Principal is payable in three annual installments of
 $133 beginning January 1, 1999.  Interest accrues at a
 rate equal to the Company's investment yield
 (effective rate of 5.75% at December 31, 1997 and
 1998) and is payable quarterly.                                   400                       400

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE F-- LONG-TERM DEBT--Continued

                             1997      1998
                            ------   -------
Egerton credit facility      $   -   $ 8,667
                             -----   -------
                               400    29,717
Less current maturities          -    (8,862)
                             -----   -------
                             $ 400   $20,855
                             =====   =======


The senior revolving credit facility contains various financial and operating covenants which, among other things, imposes limitations on the company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios.

The Company also has a credit facility available to the Egerton subsidiaries that includes an overdraft facility totaling approximately $5,000 plus the combined cash balances of those subsidiaries, which were approximately $4,200 at December 31, 1998. Also included are facilities, totaling approximately $2,000, to provide financing for international letters of credit, forward exchange contracts, and other items. Outstanding borrowings (net of cash balances) bear interest at the bank's base rate (6.25% at December 31, 1998) plus a factor ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility is collateralized by the assets of the subsidiaries and is due for renewal in August, 1999.

Long-term debt at December 31, 1998 matures as follows:

    Year          Amount
 --------       ----------
    1999        $ 8,862
    2000            205
    2001            212
    2002             83
    2003         16,450
 Thereafter       3,905
                -------
                $29,717
                =======

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE G--INCOME TAXES

The components of income taxes are as follows:

                        1996      1997      1998
                       ---------------------------
    Current
       Federal         $2,104    $4,275     $3,796
       State              743     1,243      1,123
       Foreign            392       543        344
                       ---------------------------
                        3,239     6,061      5,263
                       ---------------------------
     Deferred
       Federal           (669)     (416)       357
       State             (211)       14         78
       Foreign             --       (70)        51
                       ---------------------------
                         (880)     (472)       486
                       ---------------------------
                       $2,359    $5,589     $5,749
                       ===========================


A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the year ended December 31, is as follows:

                                                       1997    1998
                                                      --------------
      U.S. Federal statutory rate                        34%     34%
      State income taxes, net of federal tax benefit      6       6
      Amortization of intangibles                         -       1
                                                       -------------
                                                         40%     41%
                                                       =============


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

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)



NOTE G--INCOME TAXES--Continued

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   1997      1998
                                                               -------------------
     Assets
          Patents                                                  $1,162   $1,051
          Allowance for bad debts                                      41       33
          Inventory capitalization                                    146      125
          Vacation pay                                                187      235
          State taxes                                                 314      237
          Net operating loss carryforward-foreign operations           70        -
                                                               -------------------
                                                                    1,920    1,681
                                                               -------------------

     Liabilities
          Accelerated depreciation                                    568    1,336
                                                               -------------------
                                                                      568    1,336
                                                               -------------------
          Net deferred tax asset                                   $1,352   $  345
                                                               ===================


The classification of the net deferred tax asset (liability) between current and non-current is as follows:

                                                1997     1998
                                            -----------------
  Net current asset                            $  688   $ 630
  Net non-current (liability) asset               664    (285)
                                            -----------------
          Net deferred tax asset               $1,352   $ 345
                                            =================

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE H--CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements, which are classified as capital leases. The leases expire on various dates through August 2003. Future minimum payments, by year, are as follows:

      1999                                                            $ 2,410
      2000                                                              1,978
      2001                                                              1,318
      2002                                                                791
      2003                                                                628
                                                                      -------
                                                                        7,125
      Less amount representing interest                                   931
                                                                      -------
                                                                        6,194
      Less current maturities                                            2009
                                                                      -------
                                                                       $4,185
                                                                      =======


NOTE I--STOCKHOLDERS' EQUITY

In 1996, 3,100 shares of the Company's common stock were sold in a public offering resulting in proceeds of $30,565, net of issuance expenses. A portion of the proceeds were used to fund the distribution to stockholders, fund the acquisition of certain patents from stockholders and to repay outstanding borrowings on the bank lines of credit.

The Company had been an S Corporation for both federal and state tax income tax purposes since 1990. As discussed in Note G, the Company terminated its S Corporation status effective July 6, 1996 in connection with the initial public offering of its common stock. Upon the termination of the S Corporation status and prior to the initial public offering, the Company declared a dividend to its then existing stockholders representing all of the Company's S Corporation "accumulated adjustments account" remaining at the time. The S Corporation distribution totaled $11,665 and was paid out of the net proceeds of the initial public offering.

In July 1996, the Company adopted the 1996 Incentive Stock Plan, under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company's common stock. The options have a term of ten years and generally become fully vested by the end of the third year.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE I--STOCKHOLDERS' EQUITY--Continued

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost has not been significant.

Plan transactions are as follows:

                                     1996                 1997                 1998
                               -----------------  -------------------   ------------------
                                        Weighted             Weighted             Weighted
                                        average              Average              average
                                        exercise             Exercise             exercise
                               Shares    price     Shares     Price     Shares     price
                               ------    -----     ------    ------     ------    ---------
Options outstanding
    January 1,                     --         --      513      $11.00      636      $11.49
 Granted                          513     $11.00      165       12.91      114        9.83
 Exercised                         --         --       --          --       --          --
 Canceled                          --         --      (42)      11.00      (47)      11.33
                                -----               -----                 ----
 Options outstanding
    December 31,                  513     $11.00      636      $11.49      703      $11.22
                                =====                ====                =====
 Options available for
    grant at December 31,         237                 114                   47


Weighted average fair value of options granted during the year are as follows:

                                                                1996    1997    1998
                                                             --------  ------   ------
     Exercise price is below market price at date of grant         --   $6.75      --
     Exercise price equals market price at date of grant        $5.47   $5.90   $3.93

The range of exercise prices of options outstanding at December 31, 1998 is $8.81 to $13.25 and the options have a weighted average remaining contractual life of 8 years. At December 31, 1998, 356 of the 703 options outstanding are exercisable by the optionee.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE I--STOCKHOLDERS' EQUITY--Continued

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                 1996       1997       1998
                              --------------------------------
  Expected life (years)          5 years    5 years    5 years
  Risk-free interest rate          5.5%      6.25%       5.5%
  Expected volatility               50%        40%        35%
  Expected dividend yield           --         --         --


Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net income and income per share would have been:

                                        Net income per share
                           Net        -----------------------
                          income         Basic        Diluted
                       ------------------------------------------
       1997
       As reported        $8,470         $.92            $.91
       Pro forma           7,812          .84             .83


                                       Net income per share
                          Net        -----------------------
                         income         Basic        Diluted
                      ------------------------------------------
       1998
       As reported        $8,109        $.88           $.88
       Pro forma           7,286        $.79           $.79


The Company's adjusted pro forma net income and adjusted pro forma net income per share (basic and diluted) for 1996 would have been $8,351 and $.99, respectively.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE J--ACQUISITIONS

During 1997 and 1998, the Company acquired the entities described below. The acquisitions were accounted for by the purchase method of accounting:

RMS Electronics, Inc.--On January 2, 1997, the Company acquired substantially all of the assets of RMS Electronics, Inc. and an affiliated company, RMS - UK Limited (collectively referred to as "RMS") for $2,695, including acquisition costs. The purchase price consisted of $2,295 in cash and the remainder through the issuance of a promissory note. RMS is a designer, importer and distributor of passive electronic products and devices for various segments of the telecommunications industry. These devices are typically used in conjunction with the Company's enclosure products. The excess of the purchase price over the fair values of the net assets acquired was $1,134 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years. Other intangible assets acquired in connection with the acquisition totaled $100 and are being amortized over three years.

Standby Electronics Corp.--On June 30, 1997, the Company acquired all of the outstanding shares of Standby Electronics Corp. ("Standby"), a designer and supplier of metal-fabricated enclosures to house advanced electronics fiber optic cable and power systems for telecommunications networks, for $479. In addition, the purchase agreement provides for additional consideration up to $300 to be paid over three years, contingent upon Standby achieving specified revenue levels over the three year period. Contingent consideration has not been reflected as a liability as of December 31, 1997 or 1998. The excess of the purchase price (excluding the contingent consideration) over the fair values of the net assets acquired was $552 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years.

The fair value of tangible assets acquired and liabilities assumed of RMS and Standby was $3,188 and $1,800, respectively.

A.C. Egerton (Holdings) PLC--On May 1, 1998, the Company acquired 100% of the outstanding common stock of A.C. Egerton (Holdings) PLC ("Egerton"), a public limited company incorporated in England and Wales. Egerton is a manufacturer of outside plant splicing and terminating products for both optical fiber and copper applications used in the telecommunications industry. The purchase price, paid in cash, amounted to $27,900, including $1,325 of acquisition costs. The fair value of tangible assets acquired in excess of liabilities assumed amounted to $13,847, which resulted in goodwill in the amount of $14,053. The final appraisal of the property and equipment acquired was completed in the fourth quarter of 1998, resulting in adjustments to Egerton's property and equipment and goodwill and the related depreciation and amortization. The effect of recording these adjustments was to increase net income for the fourth quarter of 1998 by $435 ($.05 per share). Goodwill is being amortized on the straight-line basis over twenty years.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE J--ACQUISITIONS--Continued

The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisitions of RMS and Standby had occurred January 1, 1996 and the acquisition of Egerton had occurred January 1, 1997.

                                           1996      1997       1998
                                         --------   -------   --------
Net sales                                 $56,020   $94,088   $101,798
Net income                                  9,113     7,786      6,798
Income per share (basic and diluted)      $  1.08   $   .84   $    .74


The 1996 pro forma information assumes that the Company was taxed as a C Corporation for the entire year. These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as additional amortization expense of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions of RMS and Standby been effective January 1, 1996 and the acquisition of Egerton been effective January 1, 1997, or of future results of operations of the consolidated entities.


NOTE K--RETIREMENT PLANS

As of September 30, 1997, the assets of the Company's prior defined contribution profit-sharing plan were merged into a plan established in 1993 in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after ninety days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of income include expenses of $200, $40 and $174 which have been incurred for the plans for the years ended December 31, 1996, 1997 and 1998, respectively.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE L--RELATED PARTY TRANSACTIONS

Prior to the initial public offering, the Company's Chairman of the Board and Chief Executive Officer, William H. Channell, Sr. (Mr. Channell, Sr.) owned six patents utilized by the Company in its business. Under the terms of exclusive licensing agreements, the Company made payments to Mr. Channell, Sr. for the use of these patents. These payments were based on the sale of products. Operations have been charged with $531 for the year ended December 31, 1996. In connection with the initial public offering of the Company's common stock, the Company acquired these patents from Mr. Channell, Sr. and certain members of the Channell family for $3,100. The aggregate consideration of $3,100 has been reflected as a reduction of additional paid-in capital in 1996. The licensing agreements with Mr. Channell, Sr. were terminated in April 1996 and, accordingly, no license fee expense has been reflected in the accompanying statement of income since March 31, 1996. In July 1996, Mr. Channell, Sr., contributed $531 of accrued license fees owed to him to additional paid-in capital.

The Company leases a portion of its facilities in Temecula, California from Mr. Channell, Sr. The leases provide for payments of insurance, repairs, and maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms to 2015. Rent expense paid to Mr. Channell, Sr. was $755, $1,081 and $1,103 for the years ended December 31, 1996, 1997 and 1998, respectively.

In 1997, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2,700. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the guarantee is expected to decline over a 20 year period before expiring in 2016. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)



NOTE M--COMMITMENTS

The Company leases equipment and manufacturing and office space under several operating leases expiring through 2005. Rent expense under all operating leases amounted to $775, $1,081 and $1,777 for the years ended December 31, 1996, 1997 and 1998, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 1998, including the operating lease with Mr. Channell, Sr. discussed in Note L, are as follows:

                 Year         Amount
              ----------    ---------
                 1999        $1,628
                 2000         1,517
                 2001         1,292
                 2002         1,266
                 2003         1,232
              Thereafter      2,486
                             ------
                             $9,421
                            ========


In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.


NOTE N--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. At December 31, 1997 and 1998, the amount of cash balances held in financial institutions outside of the United States were $498 and $4,621, respectively. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

In 1998, one customer accounted for 12.5% of sales and a second customer accounted for 11.7% of sales. In 1997, one customer accounted for 15.1% of sales and a second customer made up 10.0% of sales. In 1996, a different customer accounted for 17.3% of sales. Also in 1996, a second customer accounted for 14.9% of sales. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's base and their geographic dispersion. The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE O--SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. In 1996, foreign operations were not significant. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information, for 1997 and 1998:

                                             1997      1998
                                           --------  -------
Revenues from unrelated entities/(1)/:

       United States/(2)/                   $51,299   $65,314
       Europe/Middle East                     3,057    16,230
       Canada                                 5,587     5,136
       Australia/Asia                             -     6,030
                                            -------   -------
                                            $59,943   $92,710
                                            =================
Income from operations:
       United States                        $12,074   $13,616
       Europe/Middle East                        51       408
       Canada                                 1,055        80
       Australia/Asia                             -       830
                                            -------   -------
                                            $13,180   $14,934
                                            =================
Interest income:
       United States                        $ 1,006   $   261
       Europe/Middle East                         -         5
       Canada                                     -         -
       Australia/Asia                             -         -
                                            -------   -------
                                            $ 1,006   $   266
                                            =================

Interest expense:
       United States                        $    97   $   875
       Europe/Middle East                        30       462
       Canada                                     -         -
       Australia/Asia                             -         5
                                            -------   -------
                                            $   127   $ 1,342
                                            =================

  /(1)/Inter-geographic revenues were not significant.
  /(2)/Includes export sales of approximately $2,300 and $1,700 in 1997 and 1998, respectively.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE O--SEGMENT AND GEOGRAPHIC INFORMATION--Continued

                                             1997       1998
                                            -------   -------
Income tax expense (benefit):

       United States                        $ 5,116   $ 5,354
       Europe/Middle East                         -       (99)
       Canada                                   473        44
       Australia/Asia                             -       450
                                            -------   -------
                                            $ 5,589   $ 5,749
                                            =================

Identifiable assets:
       United States                        $45,866   $50,992
       Europe/Middle East                     1,807    32,464
       Canada                                 2,952     2,577
       Australia/Asia                             -    12,409
                                            -------   -------
                                            $50,625   $98,442
                                            =================

Depreciation and
 amortization expense:
       United States                        $ 1,994   $ 2,560
       Europe/Middle East                        22     1,029
       Canada                                    28        78
       Australia/Asia                             -       393
                                            -------   -------
                                            $ 2,044   $ 4,060
                                            =================

Capital expenditures:
       United States/(3)/                   $ 5,785   $ 9,513
       Europe/Middle East                        50       684
       Canada                                   131        90
       Australia/Asia                             -       292
                                            -------   -------
                                            $ 5,966   $10,579
                                            =================

/(3)/Excludes assets acquired under capital leases of $214 and $6,248 in 1997 and 1998, respectively.

                        CHANNELL COMMERCIAL CORPORATION

                       December 31, 1996, 1997 and 1998
                 (amounts in thousands, except per share data)


NOTE P--QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1997 and 1998 follows:

                          First    Second     Third    Fourth
                         Quarter   Quarter   Quarter   Quarter
                      ----------------------------------------
   1997
      Net sales          $12,804   $15,664   $15,353   $16,122
      Gross profit         5,143     7,005     6,399     6,364
      Net income           1,387     2,538     2,289     2,256
      Income per share
        Basic                .15       .27       .25       .24
        Diluted              .15       .27       .24       .24

   1998
      Net sales           15,704    23,108    27,159    26,739
      Gross profit         6,414     9,621    10,609     9,488
      Net income           1,547     2,293     2,335     1,934
      Income per share
      (basic and diluted)    .17       .25       .25       .21


NOTE Q--NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133)", Accounting for Derivative Instruments and Hedging Activities, which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

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

   DSL (Digital Subscriber Line): Generic descriptor covering various versions of DSL services delivered over copper wires. Included are HDSL and ADSL services.

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

   PCS (Personal Communication Services): Any service offered on a personal communications network. These include basic telephone, voice mail, paging and others. Personal communications networks operate in the 1800-2000 mHz range, utilizing low power cells compared to traditional cellular technology.

   RBOC (Regional Bell Operating Company): A term for the seven regional holding companies created when AT&T divested the Bell operating companies.

   RF (Radio Frequency): An electromagnetic wave frequency intermediate between audio frequencies and infrared frequencies used especially in wireless telecommunication and CATV transmission.

                                  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 29, 1999.


                                             CHANNELL COMMERCIAL CORPORATION
                                             a Delaware corporation


                                             By /s/  William H. Channell, Sr.
                                                -----------------------------
                                                     William H. Channell, Sr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 29, 1999.


         Signature                           Capacity in Which Signed
         ---------                           ------------------------


 /s/ William H. Channell, Sr.                Chairman of the Board and
----------------------------                 Chief Executive Officer
William H. Channell, Sr.                     (Principal Executive Officer)

/s/ William H. Channell, Jr.                 President, Chief Operating Officer
----------------------------                 and Director
William H. Channell, Jr.

/s/ Gary W. Baker                            Vice President, Finance and
----------------------------                 Chief Financial Officer
Gary W. Baker

/s/ Jacqueline M. Channell                   Secretary and Director
----------------------------
Jacqueline M. Channell

/s/ Eugene R. Schutt, Jr.                    Director
----------------------------
Eugene R. Schutt, Jr.

/s/ Richard A. Cude                          Director
----------------------------
Richard A. Cude