Form 10-Q
period 1999-03-31
CHANNELL COMMERCIAL CORP
filed 1999-05-07
CIK 1013696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

     9,099,000 shares of common stock of the Registrant were outstanding at March 31, 1999.

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)

                                                      Three months ended
                                                           March 31,
                                                    -----------------------
                                                       1999        1998
                                                    ----------  -----------

Net sales                                             $24,698      $15,704
Cost of goods sold                                     15,104        9,290
                                                    ----------  -----------

        Gross profit                                    9,594        6,414
Commission income                                           5           80
                                                    ----------  -----------
                                                        9,599        6,494
Operating expenses
        Selling                                         3,335        2,219
        General and administrative                      2,253        1,404
        Research and development                          627          378
                                                    ----------  -----------
                                                        6,215        4,001
                                                    ----------  -----------
        Income from operations                          3,384        2,493

Interest income (expense), net                           (537)         152
                                                    ----------  -----------

        Income before income taxes                      2,847        2,645

Income taxes                                            1,137        1,098
                                                    ----------  -----------

        Net income                                    $ 1,710      $ 1,547
                                                    ==========  ===========

        Net income per share (basic and diluted)     $   0.19     $   0.17
                                                    ==========  ===========

        Weighted average shares outstanding             9,099        9,237
                                                    ==========  ===========

                        CHANNELL COMMERCIAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)

                                                                   Mar. 31       Dec. 31,
                                                                    1999           1998
                                                                 ------------   ------------
ASSETS
     Current assets
        Cash and cash equivalents                                  $  3,211        $ 5,828
        Accounts receivable (net)                                    16,346         17,890
        Inventories                                                  16,410         14,992
        Deferred income taxes                                           552            630
        Prepaid expenses                                                705          1,165
                                                                 ------------   ------------

                Total current assets                                 37,224         40,505

     Property and equipment at cost, net                             42,524         42,081

     Deferred income taxes                                              --             --

     Intangible assets, net                                          14,887         15,100

     Other assets                                                       772            756
                                                                 ------------   ------------

        Total assets                                               $ 95,407       $ 98,442
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
        Accounts payable                                           $  4,813       $  6,504
        Short-term debt                                               4,727          8,862
        Current maturities of capital lease obligations               1,998          2,009
        Accrued expenses                                              3,585          2,537
        Income taxes payable                                          1,266            625
                                                                 ------------   ------------

                Total current liabilities                            16,389         20,537

     Long-term obligations                                           20,527         20,855

     Capital lease obligations                                        4,005          4,185

     Deferred income tax                                                191            285

     Stockholders' equity
        Preferred stock                                                 --             --
        Common stock, par value $.01 per share, authorized --
                    19,000 shares; issued - 9,237; outstanding --
                      9,237 shares in 1997 and 9,099 shares in 1998      92             92
        Additional paid-in capital                                   27,991         27,991
        Treasury stock - 138 shares in 1998                          (1,175)        (1,175)
        Retained earnings                                            27,628         25,918
        Accumulated other comprehensive income -
             Foreign currency translation                              (241)          (246)
                                                                 ------------   ------------

        Total stockholders' equity                                   54,295         52,580
                                                                 ------------   ------------

        Total liabilities and stockholders' equity                 $ 95,407       $ 98,442
                                                                 ============   ============

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                              Three months ended
                                                                  March 31,
                                                         ---------------------------
                                                             1999           1998
                                                         -------------  ------------
Cash flows from operating activities:
        Net income                                        $    1,710     $    1,547
                Depreciation and amortization                  1,424            619
                Deferred income taxes                            (16)             1
        Change in assets and liabilities net of
           effects from purchase of company:
                Accounts receivable                            1,543         (1,154)
                Inventories                                   (1,418)        (1,324)
                Prepaid expenses                                 460            436
                Other                                            (16)           (69)
        Increase (decrease) in liabilities:
                Accounts payable                              (1,691)           161
                Accrued expenses                               1,048            234
                Income taxes payable                             641            748
                                                         -------------  ------------

Net cash provided by operating activities                      3,685          1,199
                                                         -------------  ------------

Cash flows from investing activities:
        Acquisition of property and equipment                 (1,680)        (1,579)
        Dispositions of property and equipment                    27            --
        Purchases of investments                                 --          (2,133)
        Maturities of investments                                --           2,076
                                                         -------------  ------------

Net cash used in investing activities                         (1,653)        (1,636)
                                                         -------------  ------------

Cash flows from financing activities:
        Repayment of debt                                     (4,463)           --
        Repayment of obligations under capital lease            (191)           (49)
                                                         -------------  ------------

Net cash used in financing activities                         (4,654)           (49)
                                                         -------------  ------------

Effect of exchange rates on cash                                   5            --
                                                         -------------  ------------

Increase (decrease) in cash and cash equivalents              (2,617)          (486)

Cash and cash equivalents, beginning of period                 5,828          3,840
                                                         -------------  ------------

Cash and cash equivalents, end of period                  $    3,211     $    3,354
                                                         ============   ============

Cash paid during the period for:
        Interest                                          $      376     $       18
                                                         ============   ============
        Income taxes                                      $      338     $      343
                                                         ============   ============


                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                            March 31, 1999 and 1998

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-months ended March 31, 1999 and 1998, (b) the consolidated financial position at March 31, 1999, and (c) the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been made. The results for the three-month period ended March 31, 1999, are not necessarily indicative of the results for the entire year.

2. The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the three-month periods ended March 31, 1999 and 1998.

                                                            Three Months Ended
                                                                 March 31,
                                                      ------------------------------
         Revenues from unrelated entities:                1999               1998
                                                      ------------       -----------
         United States                                    $16,321            $13,900
         Europe/Middle East                                 3,602                857
         Canada                                               834                940
         Australia/Asia                                     3,941                  7
                                                      -----------        -----------
                                                          $24,698            $15,704
                                                      ===========        ===========

         Income from operations:
         United States                                    $ 3,036            $ 2,511
         Europe/Middle East                                  (625)                20
         Canada                                               126                 --
         Australia/Asia                                       847                (38)
                                                      -----------        -----------
                                                          $ 3,384            $ 2,493
                                                      ===========        ===========

     There has not been any significant changes in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1998.

Part I -- Financial Information

  Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended March 31, 1999 With the Three Months Ended March 31, 1998

     Net Sales. Net sales increased $9.0 million or 57.3% from $15.7 million in the first three months of 1998 to $24.7 million in the first three months of 1999, as a result of increased sales of telecommunication enclosure and component products of $8.6 million (including $7.2 million of A.C. Egerton (Holdings) Plc ("Egerton") products) and $0.4 million of other related equipment.

     Domestic net sales increased $2.4 million or 17.3% from $13.9 million in the first three months of 1998 to $16.3 million in the first three months of 1999, primarily due to continued growth in both upgrade and rebuild construction to facilitate increased broadband requirements. International net sales increased $6.6 million or 366.7% from $1.8 million in the 1998 period to $8.4 million in the 1999 period, due to the sales of $7.2 million of Egerton products while Channell's broadband sales decreased $0.5 million in Europe and $0.1 million in Canada.

     Gross Profit. Gross profit increased $3.2 million or 50.0% from $6.4 million in the first three months of 1998 to $9.6 million in the first three months of 1999. Of this improvement, $2.2 million is attributable to sales of Egerton products and $1.0 million was attributable to increased sales volume of Channell's telecommunications enclosure and component products. Gross margin decreased from 40.9% to 38.9% in the comparable periods, primarily due to a 30.6% margin contribution from Egerton revenues, while margin on Channell's products increased from 40.9% to 42.3% as a result of increased sales volume, which resulted in higher operating leverage.

     Commission Income. Commission income decreased $0.1 million or 100.0% from $0.1 million in the first three months of 1998. The decrease is a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expense increased $1.1 million or 50.0% from $2.2 million in the first three months of 1998 to $3.3 million in the first three months of 1999, primarily as a result of $0.9 million of increased selling expenses related to the Egerton operations. As a percentage of net sales, selling expense decreased from 14.0% in the 1998 period to 13.4% in the 1999 period.

     General and Administrative. General and administrative expenses increased $0.9 million or 64.3% from $1.4 million in the first three months of 1998 to $2.3 million in the first three months of 1999, primarily as a result of the Egerton operations including $0.2 million of goodwill amortization. As a percentage of net sales, general and administrative expenses increased from 8.9% in the 1998 period to 9.3% in the 1999 period.

     Research and Development. Research and development expenses increased $0.2 million or 50.0% from $0.4 million in the first three months of 1998 to $0.6 million in the first three months of 1999, as a result of increased payroll and related expenses in the amount of $0.1 million associated with increased staffing and $0.1 million related to Egerton. As a percentage of net sales, research and development decreased from 2.5% in the 1998 period to 2.4% in the 1999 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.9 million or 36.0% from $2.5 million in the first three months of 1998 to $3.4 million in the first three months of 1999, while operating margin decreased from 15.9% to 13.8%.

     Income Taxes. Income taxes were $1.1 million in the first three months of 1998 and 1999, with effective tax rates of 42.3% and 39.3%, respectively.

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

  The Company has contingency plans to deal with the failure of the above to meet the Year 2000 issue with regard to the systems upgrade. The contract with the suppliers includes a guarantee that the new systems will be implemented and tested, and that the systems will be Year 2000 compliant. In addition, in the event that the Oracle system does not meet the project time line (6/30/99), the Company will install Y2K patches for its existing Data General operating system along with the Apollo business application software. This will ensure, on a short-term basis, that the Company will continue in a production environment while meeting the Year 2000-compliance situation. No contingency plan has been established to deal with the embedded Systems issue in that any critical, non-compliant systems will be replaced or corrected as they are discovered. Contingency plans to deal with outside suppliers and customers will be developed as indicated by the on-going analysis of these entities. Such contingency plans could include the building of inventories, the search for alternative suppliers, or the request for advance payments or deposits from customers, all as the case may indicate.

  The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position or results of operations. Total costs associated with the business information systems project are expected to be $3.5 million, most of that attributable to the systems upgrade that was being done independently of the Year 2000 problems. Approximately 50% of the costs associated with the Systems upgrade have already been incurred.

  Failure to anticipate and correct the Year 2000 problem could result in an interruption in or a failure of certain normal business activities including, but not limited to, temporary plant closings, delays in the delivery of products, delays in receipt of supplies, invoice and collection errors, delays in the collection of receivables and inventory obsolescence. The Company believes that with the implementation of the new business information systems and completion of the other procedures contained in the Year 2000 plan (particularly the analysis of third party vendor and customer Year 2000 compliance activities), that any significant interruptions and negative impacts from Year 2000 problems will be reduced.

Liquidity and Capital Resources

  Net cash provided by operating activities was $1.2 million and $3.7 million for the three months ended March 31, 1998 and 1999, respectively. Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 1998, and was $4.7 million for the three months ended March 31, 1999. Net cash used in investing activities was $1.6 million and $1.7 million for the periods ended March 31, 1998 and 1999, respectively.

  Accounts receivable decreased from $17.9 million at December 31, 1998, to $16.3 million at March 31, 1999, as a result of increased collection activity during the period. Inventories increased from $15.0 million at December 31, 1998, to $16.4 million at March 31, 1999, primarily as a result of increased work in-process and finished goods in anticipation of higher sales in the second half of 1999.

  The Company made capital expenditures of $1.6 million and $1.7 million for the first quarter of 1998 and 1999, respectively, and anticipates additional capital spending for equipment, product tooling and test equipment for the remainder of 1999.

  The Company, in the second quarter of 1998, entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $16.4 million had been drawn down as of March 31, 1999. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The weighted average interest rate at March 31, 1999 was 6.15%. The loan is secured by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

     The Revolving Facility contains various financial and operating covenants which, among other things, impose limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios.

  The Company also has a credit facility available to the Egerton subsidiaries, which includes an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries, which were less than $0.1 million at March 31, 1999. Also included are facilities, totaling approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. Outstanding borrowings (net of cash balances) bear interest at the bank's base rate (6.25% at March 31, 1999) plus a spread ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility is collateralized by the assets of the subsidiaries and is due for renewal in August 1999.

  The Company believes that income from operations, coupled with borrowing under its revolving credit facilities will be sufficient to fund the Company's capital expenditure and working capital requirements.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, Year 2000 compliance, integration of acquired business and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 filed with the Securities and Exchange Commission.

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

  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.20  Letter Agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter Agreement regarding employment, John B. Kaiser (2)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  11   Computation of Proforma Income per Share (2)
  27   Financial Data Schedule (6)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 1999.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Filed herewith.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)


Dated:  May 4, 1999               By:/s/ Gary W. Baker
                                    ------------------
                                    Gary W. Baker
                                    Chief Financial Officer