Form 10-Q
period 1999-06-30
CHANNELL COMMERCIAL CORP
filed 1999-08-11
CIK 1013696

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     9,099,000 shares of common stock of the Registrant were outstanding at June 30, 1999.

                        CHANNELL COMMERCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                      Six months ended              Three months ended
                                                          June 30,                        June 30,
                                                      ----------------              ------------------
                                                       1999      1998                 1999      1998
                                                      ------    ------              --------  --------
Net sales                                              $56,013   $38,812             $31,315   $23,108
Cost of goods sold                                      34,078    22,777              18,974    13,487
                                                       -------   -------             -------   -------

        Gross profit                                    21,935    16,035              12,341     9,621
Commission income                                            5       102                 --         22
                                                       -------   -------             -------   -------
                                                        21,940    16,137              12,341     9,643
                                                       -------   -------             -------   -------
Operating expenses
        Selling                                          7,022     4,898               3,687     2,679
        General and administrative                       4,855     3,671               2,602     2,267
        Research and development                         1,315       895                 688       517
                                                       -------   -------             -------   -------
                                                        13,192     9,464               6,977     5,463
                                                       -------   -------             -------   -------
        Income from operations                           8,748     6,673               5,364     4,180

Interest income (expense), net                          (1,123)     (175)               (586)     (328)
                                                       -------   -------             -------   -------

        Income before income taxes                       7,625     6,498               4,778     3,852

Income taxes                                             3,197     2,657               2,060     1,559
                                                       -------   -------             -------   -------

        Net income                                     $ 4,428   $ 3,841             $ 2,718   $ 2,293
                                                       =======   =======             =======   =======

        Net income per share (basic and diluted)       $  0.49   $  0.42             $  0.30   $  0.25
                                                       =======   =======             =======   =======

        Weighted average shares outstanding              9,099     9,237               9,099     9,237
                                                       =======   =======             =======   =======

Net income                                             $ 4,428   $ 3,841             $ 2,718   $ 2,293

Other comprehensive income, net of tax
   Foreign currency translation adjustments                 80       --                   75       --
                                                       -------   -------             -------   -------

Comprehensive net income                               $ 4,508   $ 3,841             $ 2,793   $ 2,293
                                                       =======   =======             =======   =======

                        CHANNELL COMMERCIAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)

                                                                June 30,       Dec. 31,
                                                                  1999           1998
                                                                --------       --------
ASSETS
     Current assets
        Cash and cash equivalents                                $  1,841       $ 5,828
        Accounts receivable (net)                                  19,829        17,890
        Inventories                                                17,203        14,992
        Deferred income taxes                                         535           630
        Prepaid expenses                                            1,707         1,165
                                                                 --------       -------

                Total current assets                               41,115        40,505

     Property and equipment at cost, net                           44,902        42,081

     Deferred income taxes                                            --            --

     Intangible assets, net                                        14,677        15,100

     Other assets                                                     480           756
                                                                 --------       -------

        Total assets                                             $101,174       $98,442
                                                                 ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
        Accounts payable                                         $  6,956       $ 6,504
        Short-term debt                                             4,965         8,862
        Current maturities of capital lease obligations             1,919         2,009
        Accrued expenses                                            3,710         2,537
        Income taxes payable                                          862           625
                                                                 --------       -------

                Total current liabilities                          18,412        20,537
                                                                 --------       -------

     Long-term obligations                                         20,411        20,855
                                                                 --------       -------

     Capital lease obligations                                      5,071         4,185
                                                                 --------       -------

     Deferred income tax                                              192           285
                                                                 --------       -------

     Stockholders' equity
        Preferred stock                                               --            --
        Common stock, par value $.01 per share, authorized--
                    19,000 shares; issued - 9,237 shares;
                    9,099 outstanding -                                92            92
        Additional paid-in capital                                 27,991        27,991
        Treasury stock - 138 shares in 1998                        (1,175)       (1,175)
        Retained earnings                                          30,346        25,918
        Accumulated other comprehensive income -
             Foreign currency translation                            (166)         (246)
                                                                 --------       -------
        Total stockholders' equity                                 57,088        52,580
                                                                 --------       -------

        Total liabilities and stockholders' equity               $101,174       $98,442
                                                                 ========       =======

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                     Six months ended
                                                                         June 30,
                                                                     ----------------
                                                                      1999      1998
                                                                     ------    ------
Cash flows from operating activities:
        Net income                                                    $ 4,428   $  3,841
                Depreciation and amortization                           3,281      1,414
                Deferred income taxes                                       2          1
        Change in assets and liabilities net of
           effects from purchase of company:
                Accounts receivable                                    (1,939)    (2,559)
                Inventories                                            (2,211)    (3,179)
                Prepaid expenses                                         (542)        36
                Other                                                     276     (1,384)
        Increase (decrease) in liabilities:
                Accounts payable                                          452      1,331
                Accrued expenses                                       (2,756)     1,053
                Income taxes payable                                      237        (95)
                                                                      -------   --------

Net cash provided by operating activities                               1,228        459
                                                                      -------   --------

Cash flows from investing activities:
        Acquisition of property and equipment                          (5,679)    (3,208)
        Payment for purchased companies, net
           of cash acquired                                               --     (23,733)
        Purchases of investments                                          --      (2,133)
        Maturities of investments                                         --      15,773
                                                                      -------   --------

Net cash used in investing activities                                  (5,679)   (13,301)
                                                                      -------   --------

Cash flows from financing activities:
        Acquisition of long term debt                                     --      16,745
        Repayment of debt                                                (412)       --
        Acquisition (repayment) of capital lease obligations              796       (151)
                                                                      -------   --------

Net cash provided by (used in) financing activities                       384     16,594
                                                                      -------   --------

Effect of exchange rates on cash                                           80        --
                                                                      -------   --------

Increase (decrease) in cash and cash equivalents                       (3,987)     3,752

Cash and cash equivalents, beginning of period                          5,828        911
                                                                      -------   --------

Cash and cash equivalents, end of period                              $ 1,841   $  4,663
                                                                      =======   ========

Cash paid during the period for:
        Interest                                                      $   902        298
                                                                      =======   ========
        Income taxes                                                  $ 2,881   $  2,694
                                                                      =======   ========

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                            June 30, 1999 and 1998

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the six-months ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999, and (c) the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 have been made. The results for the six-month period ended June 30, 1999, are not necessarily indicative of the results for the entire year.

2. The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the six-month periods ended June 30, 1999 and 1998.

                                                 Six Months Ended
                                                     June 30,
                                                 ----------------
Revenues from unrelated entities:                 1999      1998
                                                 ------    ------
United States                                    $37,397    $30,123
Europe/Middle East                                 7,518      5,085
Canada                                             2,660      2,338
Australia/Asia                                     8,438      1,266
                                                 -------    -------
                                                 $56,013    $38,812
                                                 =======    =======

Income from operations:
United States                                    $ 7,527    $ 6,094
Europe/Middle East                                (1,210)       357
Canada                                               542        128
Australia/Asia                                     1,889         94
                                                 -------    -------
                                                 $ 8,748    $ 6,673
                                                 =======     ======

     There has not been any significant changes in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1998.

Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Six Months Ended June 30, 1999 With the Six Months Ended June 30, 1998

     Net Sales. Net sales increased $17.2 million or 44.3% from $38.8 million in the first six months of 1998 to $56.0 million in the first six months of 1999, as a result of increased sales of telecommunication enclosure and component products (including $9.6 million of A.C. Egerton (Holdings) Plc ("Egerton") products). The Egerton sales in 1998 and 1999 are for two months and six months, respectively.

     Domestic net sales increased $8.1 million or 27.7% from $29.3 million in the first six months of 1998 to $37.4 million in the first six months of 1999, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements in addition to industry consolidation and convergence. International net sales increased $9.1 million or 95.8% from $9.5 million in the first six months of 1998 to $18.6 million in the first six months of 1999 as a result of $9.6 million in sales of Egerton products including a large network upgrade in Australia.

     Gross Profit. Gross profit increased $5.9 million or 36.9% from $16.0 million in the first six months of 1998 to $21.9 million in the first six months of 1999. $2.5 million is due to increased telecommunications enclosure and component products sales volume and $2.4 million from Egerton component sales. Gross margin decreased from 41.3% to 39.2% during the comparable periods due to only a 25.8% margin contribution from the sale of Egerton products.

     Commission Income. Commission income decreased $0.1 million or 100.0% from $0.1 million in the first six months of 1998. The decrease is a result of the termination of a marketing agreement for the sale of cable-in-conduit products.

     Selling. Selling expense increased $2.1 million or 42.9% from $4.9 million in the first six months of 1998 to $7.0 million in the first six months of 1999, primarily as a result of $1.9 million of increased selling expenses related to the Egerton operations and $0.4 million for the development of a new corporate identity program. As a percentage of net sales, selling expense decreased from 12.6% in the 1998 period to 12.5% in the 1999 period.

     General and Administrative. General and administrative expenses increased $1.2 million or 32.4% from $3.7 million in the first six months of 1998 to $4.9 million in the first six months of 1999, primarily as a result of the Egerton operations, including $0.4 million of goodwill amortization. As a percentage of net sales, general and administrative expenses decreased from 9.5% in the 1998 period to 8.7% in the 1999 period.

     Research and Development. Research and development expenses increased $0.4 million or 44.4% from $0.9 million in the first six months of 1998 to $1.3 million in the first six months of 1999 as a result of domestic operations increased research and development supplies of $0.1 million and $0.1 million of additional facility expense, and $0.2 million related to Egerton. As a percentage of net sales, research and development was 2.3% in both comparable periods.

     Income from Operations. As a result of the items discussed above, income from operations increased $2.0 million or 29.9% from $6.7 million in the first six months of 1998 to $8.7 million in the first six months of 1999, while operating margin decreased from 17.2% to 15.6%.

     Income Taxes. Income taxes increased $0.5 million or 18.5% from $2.7 million to $3.2 million in the first six months of 1999. The net effective tax rate increased from 40.9% in 1998 to 41.9% in 1999.

Comparison of the Three Months Ended June 30, 1999 With the Three Months Ended June 30, 1998

     Net Sales. Net sales increased $8.2 million or 35.5% from $23.1 million in the second quarter of 1998 to $31.3 million in the second quarter of 1999, as a result of increased sales of telecommunications enclosure and component products (including $2.4 million of Egerton products). The Egerton sales in 1998 and 1999 are for two months and three months, respectively.

     Domestic net sales increased $5.3 million or 33.5% from $15.8 million in the second quarter of 1998 to $21.1 million in the second quarter of 1999, primarily due to continued growth in both upgrade and rebuild construction in addition to industry consolidation and convergence. International net sales increased $2.9 million or 39.7% from $7.3 million in the second quarter of 1998 to $10.2 million in the second quarter of 1999, primarily due to a large network upgrade in Australia.

     Gross Profit. Gross profit increased $2.7 million or 28.1% from $9.6 million in the second quarter of 1998 to $12.3 million in the second quarter of 1999. This increase is a result of increased volume of telecommunication enclosures and component products. Gross margin decreased from 41.6% in the second quarter of 1998 to 39.4% in the second quarter of 1999 due to only a 27.4% margin contribution from the sale of Egerton products.

     Selling. Selling expenses increased $1.0 million or 37.0% from $2.7 million in the second quarter of 1998 to $3.7 million in the second quarter of 1999, primarily as a result of $0.5 million increased selling expenses related to the Egerton operations and $0.2 million for the development of a new corporate identity program. As a percentage of net sales, selling expense increased from 11.6% in the 1998 period to 11.8% in the 1999 period.

     General and Administrative. General and administrative expenses increased $0.3 million or 13.0% from $2.3 million in the second quarter of 1998 to $2.6 million in the second quarter of 1999. The increase is primarily a result of $0.2 million of goodwill amortization related to the Egerton acquisition. As a percentage of net sales, general and administrative expenses decreased from 9.8% in the 1998 period to 8.3% in the 1999 period.

     Research and Development. Research and development expenses increased $0.2 million or 40.0% from $0.5 million in the second quarter of 1998 to $0.7 million in the second quarter of 1999, as a result of $0.1 million in additional facility expense and development supplies, and $0.1 million related to Egerton. As a percentage of net sales, research and development was 2.2% in both comparable periods.

     Income from Operations. As a result of the items discussed above, income from operations increased $1.2 million or 28.6% from $4.2 million in the second quarter of 1998 to $5.4 million in the second quarter of 1999, while operating margin decreased from 18.1% to 17.1%.

     Income Taxes. Income taxes increased $0.5 million or 31.3% from $1.6 million in the second quarter of 1998 to $2.1 million in the second quarter of 1999. The net effective tax rate increased from 40.5% in 1998 to 43.1% in 1999.

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

     The Company has developed a plan to deal with the Year 2000 issues that it faces. The Company, independent of the Year 2000 issues has embarked on a worldwide project to implement a new business information system throughout the Company using i2 Rhythm Factory Planner, Oracle ERP software and associated hardware. These new systems will make the Company's business information systems approximately 85% Year 2000 compliant and are scheduled for completion both domestically and internationally in the third quarter of 1999. The Company is on schedule for implementation of these new systems.

     In addition to business information systems, the Company's plan calls for the analysis, correction and testing of embedded systems which might not operate or might not operate properly after January 1, 2000. Those Systems include, but are not limited to, telephone and voice mail systems, manufacturing and production equipment, freight and shipping software, office machines, elevators and building security systems. The Company has completed 80% of the in-house testing and/or obtaining of manufacturer's certifications for the Year 2000 compatibility of these systems. Any items that cannot be determined to be compliant or cannot be upgraded to be compliant are being replaced if they are deemed to be critical to the operations of the Company.

     The Company's plan also includes a procedure for analyzing the Year 2000 status of key outside suppliers, service providers and customers whose failure to comply could have an adverse affect on the Company. These procedures include a standard Year 2000 compliance agreement as well as a survey-type questionnaire designed to help measure the vendor's progress in dealing with the Year 2000 issues. The Company has identified its key vendors and customers and has completed 80% of the process of mailing the questionnaire and/or obtaining the certification agreements. This phase of the plan is on-going, but is anticipated to be complete in the third quarter of 1999.

     The Company has contingency plans to deal with the failure of the above to meet the Year 2000 issue with regard to the systems upgrade. The contract with the suppliers includes a guarantee that the new systems will be implemented and tested, and that the systems will be Year 2000 compliant. In addition, in the event that the Oracle system does not meet the project time line, the Company will install Y2K patches for its existing Data General operating system along with the Apollo business application software. This will ensure, on a short-term basis, that the Company will continue in a production environment while meeting the Year 2000-compliance situation. No contingency plan has been established to deal with the embedded systems issue in that any critical, non-compliant systems will be replaced or corrected as they are discovered. Contingency plans to deal with outside suppliers and customers will be developed as indicated by the on-going analysis of these entities. Such contingency plans could include the building of inventories, the search for alternative suppliers, or the request for advance payments or deposits from customers, all as the case may indicate.

     The total costs associated with becoming Year 2000 compliant are not expected to be material to the Company's financial position or results of operations. Total costs associated with the business information systems project are expected to be $4.0 million, most of that attributable to the systems upgrade that was being done independently of the Year 2000 problems. Approximately 80% of the costs associated with the systems upgrade have already been incurred.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $0.5 million and $1.2 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities was $16.6 million and $0.4 million for the six months ended June 30, 1998 and 1999, respectively. Net cash used in investing activities was $13.3 million and $5.7 million for the periods ending June 30, 1998 and 1999, respectively.

     Accounts receivable increased from $17.9 million at December 31, 1998, to $19.8 million at June 30, 1999, as a result of increased sales in the second quarter. Inventories increased from $15.0 million at December 31, 1998, to $17.2 million at June 30, 1999, primarily as a result of increased work-in-process and finished goods in anticipation of increased sales in the third quarter.

     The Company made capital expenditures of $3.2 million and $5.7 million for the first six months of 1998 and 1999, respectively, and anticipates additional capital spending for equipment, product tooling and test equipment for the remainder of 1999. Capital expenditures for the second quarter of 1998 and 1999 were $1.6 million and $4.0 million, respectively.

     The Company, in the second quarter of 1998, entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $16.4 million had been drawn down as of June 30, 1999. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The weighted average interest rate at June 30, 1999 was 5.81%. The loan is secured by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

     The Company also has a credit facility available to the Egerton subsidiaries, which includes an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries, which were less than $0.1 million at June 30, 1999. Also included are facilities, totaling approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. Outstanding borrowings (net of cash balances) bear interest at the bank's base rate (6.25% at June 30, 1999) plus a spread ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility is collateralized by the assets of the subsidiaries and is due for renewal in August 1999.

     The Company believes that income from operations, coupled with borrowing under its revolving credit facilities will be sufficient to fund the Company's capital expenditure and working capital requirements.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, Year 2000 compliance, integration of acquired businesses and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 filed with the Securities and Exchange Commission.

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

 10.8     Employment Agreement between the Company and William H. Channell, Sr.
          (1)
 10.9     Employment Agreement between the Company and William H. Channell, Jr.
          (1)
 10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
 10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
 10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
 10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
 10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
 10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
 10.17    Form of Indemnity Agreement (1)
 10.18    Form of Agreement Regarding Intellectual Property (1)
 10.19    401(k) Plan of the Company (5)
 10.20    Letter Agreement regarding employment, Andrew M. Zogby (2)
 10.21    Letter Agreement regarding employment, John B. Kaiser (2)
 10.22    A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
 10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
 11       Computation of Proforma Income per Share (2)
 27       Financial Data Schedule (6)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended June 30, 1999.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6)  Filed herewith.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)


Dated:  August 9, 1999            By: /s/ Gary W. Baker
                                      --------------------------
                                      Gary W. Baker
                                      Chief Financial Officer