Form 10-Q
period 1999-09-30
CHANNELL COMMERCIAL CORP
filed 1999-11-10
CIK 1013696

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No _____
                                                  ---
     9,099,000 shares of common stock of the Registrant were outstanding at September 30, 1999.

                        CHANNELL COMMERCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                       Nine months ended                   Three months ended
                                                           Sept. 30,                            Sept. 30,
                                                    ------------------------             -----------------------
                                                       1999         1998                    1999         1998
                                                    ----------   -----------             ----------   ----------
Net sales                                           $   88,951   $    65,971             $   32,938   $   27,159
Cost of goods sold                                      54,641        39,327                 20,563       16,550
                                                    ----------   -----------             ----------   ----------

          Gross profit                                  34,310        26,644                 12,375       10,609
Commission income                                            8           104                      3            2
                                                    ----------   -----------             ----------   ----------
                                                        34,318        26,748                 12,378       10,611
                                                    ----------   -----------             ----------   ----------
Operating expenses
          Selling                                       10,859         7,640                  3,837        2,742
          General and administrative                     7,266         6,549                  2,411        2,878
          Research and development                       1,972         1,426                    657          531
                                                    ----------   -----------             ----------   ----------
                                                        20,097        15,615                  6,905        6,151
                                                    ----------   -----------             ----------   ----------
          Income from operations                        14,221        11,133                  5,473        4,460

Interest income (expense), net                          (1,581)         (795)                  (458)        (620)
                                                    ----------   -----------             ----------   ----------

          Income before income taxes                    12,640        10,338                  5,015        3,840

Income taxes                                             5,389         4,162                  2,192        1,505
                                                    ----------   -----------             ----------   ----------

          Net income                                $    7,251   $     6,176             $    2,823   $    2,335
                                                    ==========   ===========             ==========   ==========

          Net income per share (basic and diluted)  $     0.80   $      0.67             $     0.31   $     0.25
                                                    ==========   ===========             ==========   ==========

          Weighted average shares outstanding            9,099         9,226                  9,099        9,204
                                                    ==========   ===========             ==========   ==========

Net income                                          $    7,251   $     6,176             $    2,823   $    2,335

Other comprehensive income, net of tax
   Foreign currency translation adjustments                422            --                    342           --
                                                    ----------   -----------             ----------   ----------

Comprehensive net income                            $    7,673   $     6,176             $    3,165   $    2,335
                                                    ==========   ===========             ==========   ==========

                        CHANNELL COMMERCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                            (amounts in thousands)

                                                                              Sept. 30,             Dec. 31,
                                                                                 1999                 1998
                                                                             ------------          ----------
ASSETS
     Current assets
          Cash and cash equivalents                                          $      1,538          $    5,828
          Accounts receivable (net)                                                23,860              17,890
          Inventories                                                              18,483              14,992
          Deferred income taxes                                                       637                 630
          Prepaid expenses                                                          2,161               1,165
                                                                             ------------          ----------

                    Total current assets                                           46,679              40,505

     Property and equipment at cost, net                                           47,859              42,081

     Intangible assets, net                                                        14,547              15,100

     Other assets                                                                   1,675                 756
                                                                             ------------          ----------

          Total assets                                                       $    110,760          $   98,442
                                                                             ============          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
          Accounts payable                                                   $      7,360          $    6,504
          Notes payable current                                                     4,982               8,862
          Current maturities of capital lease obligations                           1,957               2,009
          Accrued expenses                                                          4,890               2,537
          Income taxes payable                                                      1,981                 625
                                                                             ------------          ----------

                    Total current liabilities                                      21,170              20,537
                                                                             ------------          ----------

     Long term liabilities
          Notes payable                                                            23,258              20,855
          Capital lease obligations                                                 5,776               4,185
          Deferred income tax                                                         303                 285
                                                                             ------------          ----------

                    Total long term liabilities                                    29,337              25,325
                                                                             ------------          ----------

     Stockholders' equity
          Preferred stock                                                              --                  --
          Common stock, par value $.01 per share, authorized --
                    19,000 shares; issued - 9,237 shares;
                    9,099 outstanding -                                                92                  92
          Additional paid-in capital                                               27,991              27,991
          Treasury stock - 138 shares in 1998                                      (1,175)             (1,175)
          Retained earnings                                                        33,169              25,918
          Accumulated other comprehensive income -
               Foreign currency translation                                           176                (246)
                                                                             ------------          ----------

          Total stockholders' equity                                               60,253              52,580
                                                                             ------------          ----------

          Total liabilities and stockholders' equity                         $    110,760          $   98,442
                                                                             ============          ==========

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                                Nine months ended
                                                                                    Sept. 30,
                                                                           ----------------------------
                                                                               1999           1998
                                                                           -------------  ------------
Cash flows from operating activities:
          Net income                                                       $       7,251  $      6,176
                    Depreciation and amortization                                  4,516         2,831
                    Deferred income taxes                                             11             4
          Change in assets and liabilities net of
             effects from company purchased in 1998:
                    Accounts receivable                                           (5,970)       (3,115)
                    Inventories                                                   (3,491)       (3,381)
                    Prepaid expenses                                                (996)         (519)
                    Other                                                           (999)         (517)
          Increase (decrease) in liabilities:
                    Accounts payable                                                 856         3,366
                    Accrued expenses                                               2,353          (791)
                    Income taxes payable                                           1,356          (324)
                                                                           -------------  ------------

Net cash provided by operating activities                                          4,887         3,730
                                                                           -------------  ------------

Cash flows from investing activities:
          Acquisition of property and equipment                                   (9,660)       (5,263)
          Payment for purchased company, net
             of cash acquired                                                         --       (24,504)
          Purchases of investments                                                    --        (2,133)
          Maturities of investments                                                   --        13,225
                                                                           -------------  ------------

Net cash used in investing activities                                             (9,660)      (18,675)
                                                                           -------------  ------------

Cash flows from financing activities:
          Acquisition of long term debt                                            2,600        19,244
          Purchase of treasury stock                                                  --          (958)
          Repayment of long term debt                                             (4,077)           --
          Acquisition (repayment) of capital lease obligations                     1,538          (255)
                                                                           -------------  ------------

Net cash provided by financing activities                                             61        18,031
                                                                           -------------  ------------

Effect of exchange rates on cash                                                     422            --
                                                                           -------------  ------------

Increase (decrease) in cash and cash equivalents                                  (4,290)        3,086

Cash and cash equivalents, beginning of period                                     5,828         3,840
                                                                           -------------  ------------

Cash and cash equivalents, end of period                                   $       1,538  $      6,926
                                                                           =============  ============

Cash paid during the period for:
              Interest                                                     $       1,402  $        707
                                                                           =============  ============

              Income taxes                                                 $       4,664  $      4,088
                                                                           =============  ============

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          September 30, 1999 and 1998

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the nine-months ended September 30, 1999 and 1998, (b) the consolidated financial position at September 30, 1999, and (c) the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 have been made. The results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results for the entire year.

2. The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the nine-month periods ended September 30, 1999 and 1998.

                                                      Nine Months Ended
                                                        September 30,
                                               ------------------------------
     Revenues from unrelated entities:               1999            1998
                                               -------------    -------------
     United States                             $      59,585    $      47,392
     Europe/Middle East                               12,513           11,445
     Canada                                            3,842            3,723
     Australia/Asia                                   13,011            3,411
                                               -------------    -------------
                                               $      88,951    $      65,971
                                               =============    =============

     Income from operations:
     United States                             $      14,007    $       9,989
     Europe/Middle East                               (2,809)             444
     Canada                                              578              325
     Australia/Asia                                    2,445              375
                                               -------------    -------------
                                               $      14,221    $      11,133
                                               =============    =============

     There has not been any significant changes in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1998.

3. The Board of Directors, on October 13, 1999, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to 200,000 shares of its common stock. As of October 18, 1999, the Company had repurchased 22,985 shares.

Part I - Financial Information

     Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Nine Months Ended September 30, 1999 With the Nine Months Ended September 30, 1998

     Net Sales. Net sales increased $23.0 million or 34.8% from $66.0 million in the first nine months of 1998 to $89.0 million in the first nine months of 1999, as a result of increased sales of telecommunication enclosure and component products (including $10.6 million of A.C. Egerton Holdings Plc ("Egerton") products). The Egerton sales in 1998 and 1999 are for five months and nine months, respectively.

     Domestic net sales increased $13.5 million or 29.3% from $46.1 million in the first nine months of 1998 to $59.6 million in the first nine months of 1999, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements, in addition to industry consolidation and convergence. International net sales increased $9.5 million or 47.7% from $19.9 million in the first nine months of 1998 to $29.4 million in the first nine months of 1999 as a result of $9.5 million in sales of Egerton products, including a large network upgrade in Australia.

     Gross Profit. Gross profit increased $7.7 million or 29.0% from $26.6 million in the first nine months of 1998 to $34.3 million in the first nine months of 1999. $5.5 million is from increased telecommunications enclosure and component product sales volume and $2.2 million from Egerton component sales. Gross margin decreased from 40.3% to 38.5% during the comparable periods due to only a 25.9% margin contribution from the sale of Egerton products.

     Selling. Selling expense increased $3.3 million or 43.4% from $7.6 million in the first nine months of 1998 to $10.9 million in the first nine months of 1999, primarily as a result of $2.3 million of increased selling expenses related to the Egerton operations (including Hong Kong, Malaysia and New Zealand), $1.0 million of increased domestic sales and marketing expenses associated with increased sales activities (including $0.5 million for the development of a new corporate identity program). As a percentage of net sales, selling expense increased from 11.5% in the 1998 period to 12.2% in the 1999 period.

     Research and Development. Research and development expenses increased $0.6 million or 42.9% from $1.4 million in the first nine months of 1998 to $2.0 million in the first nine months of 1999 as a result of domestic operation's increased research and development supplies, additional facility expense and travel expense of $0.4 million and $0.2 million related to Egerton. As a percentage of net sales, research and development was 2.2% in both periods.

     Income from Operations. As a result of the items discussed above, income from operations increased $3.1 million or 27.9% from $11.1 million in the first nine months of 1998 to $14.2 million in the first nine months of 1999, while operating margin decreased from 16.8% to 16.0%.

     Income Taxes. Income taxes increased $1.2 million or 28.6% from $4.2 million to $5.4 million in the first nine months of 1999. The net effective tax rate increased from 40.8% in 1998 to 42.9% in 1999, due primarily to an increase in the Australian portion of the total income tax expense.

Comparison of the Three Months Ended September 30, 1999 With the Three Months Ended September 30, 1998

     Net Sales. Net sales increased $5.7 million or 21.0% from $27.2 million in the third quarter of 1998 to $32.9 million in the third quarter of 1999, as a result of increased sales of telecommunications enclosure and component products (including $1.1 million of Egerton products).

     Domestic net sales increased $5.4 million or 32.1% from $16.8 million in the third quarter of 1998 to $22.2 million in the third quarter of 1999, primarily due to continued growth in both upgrade and rebuild construction, and the recent award of a regional Bell operating company contract. International net sales increased $0.3 million or 2.9% from $10.4 million in the third quarter of 1998 to $10.7 million in the third quarter of 1999, primarily due to a moderate growth in the Asian market.

     Gross Profit. Gross profit increased $1.8 million or 17.0% from $10.6 million in the third quarter of 1998 to $12.4 million in the third quarter of 1999. This increase is a result of increased volume of telecommunication enclosures and component products. Gross margin decreased from 39.0% in the third quarter of 1998 to 37.7% in the third quarter of 1999 due to a 29.0% margin contribution from the sales of Egerton product.

     Selling. Selling expenses increased $1.1 million or 40.7% from $2.7 million in the third quarter of 1998 to $3.8 million in the third quarter of 1999, primarily as a result of $0.5 million of increased selling expenses related to the Egerton operations; $0.3 million related to increased domestic marketing and sales activities and $0.3 million reclass of general and administrative expenses to marketing. As a percentage of net sales, selling expenses increased from 9.9% in the 1998 period to 11.5% in the 1999 period.

     General and Administrative. General and administrative expenses decreased $0.5 million or 17.2% from $2.9 million in the third quarter of 1998 to $2.4 million in the third quarter of 1999. The decrease is primarily a result of $0.3 million being reclassed to selling as marketing expenses and $0.2 million reduction in the cost associated with being a public company (legal, audit and consulting). As a percentage of net sales, general and administrative expenses decreased from 10.7% in the 1998 period to 7.3% in the 1999 period.

     Research and Development. Research and development expenses increased $0.2 million or 40.0% from $0.5 million in the third quarter of 1998 to $0.7 million in the third quarter of 1999, as a result of $0.1 million related to the Egerton operations and $0.1 million in additional domestic operations facility expense and development supplies. As a percentage of net sales, research and development increased from 1.8% in the 1998 period to 2.1% in the 1999 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $1.0 million or 22.2% from $4.5 million in the third quarter of 1998 to $5.5 million in the third quarter of 1999, while operating margin increased from 16.5% to 16.7%.

     Income Taxes. Income taxes increased $0.7 million or 46.7% from $1.5 million in the third quarter of 1998 to $2.2 million in the third quarter of 1999. The net effective tax rate increased from 39.5% in 1998 to 44.0% in 1999, primarily as a result of the increase of the Australian portion of the total income tax expense.

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

     The Company has developed a plan to deal with the Year 2000 issues that it faces. The Company, independent of the Year 2000 issues had embarked on a worldwide project to implement a new business information system throughout the Company using i2 Rhythm Factory Planner, Oracle ERP software and associated hardware. These new systems make the Company's business information systems Year 2000 compliant and were completed both domestically and internationally in the third quarter of 1999.

     In addition to business information systems, the Company's plan calls for the analysis, correction and testing of embedded systems which might not operate or might not operate properly after January 1, 2000. Those Systems include, but are not limited to, telephone and voice mail systems, manufacturing and production equipment, freight and shipping software, office machines, elevators and building security systems. The Company has completed 95% of the in-house testing and/or obtaining of manufacturer's certifications for the Year 2000 compatibility of these systems. Any items that cannot be determined to be compliant or cannot be upgraded to be compliant are being replaced if they are deemed to be critical to the operations of the Company.

     The Company's plan also includes a procedure for analyzing the Year 2000 status of key outside suppliers, service providers and customers whose failure to comply could have an adverse affect on the Company. These procedures include a standard Year 2000 compliance agreement as well as a survey-type questionnaire designed to help measure the vendor's progress in dealing with the Year 2000 issues. The Company has identified its key vendors and customers and has completed 90% of the process of mailing the questionnaire and/or obtaining the certification agreements. This phase of the plan is on-going, but will be complete in the fourth quarter of 1999.

     The Company believes that prior to December 31, 1999, with the above plan it will be Year 2000 compliant.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.7 million and $4.9 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash provided by financing activities was $18.0 million and $0.1 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in investing activities was $18.7 million and $9.7 million for the periods ending September 30, 1998 and 1999, respectively.

     Accounts receivable increased from $17.9 million at December 31, 1998, to $23.9 million at September 30, 1999, as a result of increased sales in the third quarter. Inventories increased from $15.0 million at December 31, 1998, to $18.5 million at September 30, 1999, primarily as a result of increased work-in-process and finished goods generated from the new i2 Rhythm Factory Planner, Oracle ERP software in order to meet fourth quarter sales.

     The Company made capital expenditures of $5.3 million and $9.7 million for the first nine months of 1998 and 1999, respectively, and anticipates additional capital spending for equipment, product tooling and test equipment for the remainder of 1999.

     The Company, in the third quarter of 1998, entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $25.0 million of which $19.0 million had been drawn down as of September 30, 1999. The outstanding balance bears interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The weighted average interest rate at September 30, 1999 was 5.97%. The loan is secured by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

     The Company also has a credit facility available to the Egerton subsidiaries, which includes an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries, which were $4.8 million at September 30, 1999. Also included are facilities, totaling approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. Outstanding borrowings (net of cash balances) bear interest at the bank's base rate (5.25% at September 30,
1999) plus a spread ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility is collateralized by the assets of the subsidiaries and was renewed in August 1999.

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

    10.8    Employment Agreement between the Company and William H. Channell,
            Sr. (1)
    10.9    Employment Agreement between the Company and William H. Channell,
            Jr. (1)
    10.10   Channell Commercial Corporation 1996 Performance-Based Annual
            Incentive Compensation Plan (1)
    10.11   Lease dated December 22, 1989 between the Company and William H.
            Channell, Sr., as amended (1)
    10.12   Lease dated May 29, 1996 between the Company and the Channell Family
            Trust (1)
    10.14   Lease dated September 24, 1997 between the Company and SCI North
            Carolina Limited Partnership (4)
    10.15   Lease dated November 2, 1989 between the Company and Meadowvale
            Court Property Management Ltd., as amended (1)
    10.16   Lease Agreement dated as of March 1, 1996 between Winthrop Resources
            Corp. and the Company (1)
    10.17   Form of Indemnity Agreement (1)
    10.18   Form of Agreement Regarding Intellectual Property (1)
    10.19   401(k) Plan of the Company (5)
    10.20   Letter Agreement regarding employment, Andrew M. Zogby (2)
    10.21   Letter Agreement regarding employment, John B. Kaiser (2)
    10.22   A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
    10.23   Amendment to Employment Agreement, William H. Channell Jr., dated
            December 31, 1998 (5)
    11      Computation of Proforma Income per Share (2)
    27      Financial Data Schedule (6)
(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended September 30,
            1999.

_______________
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Filed herewith.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)


Dated:  November 9, 1999             By:/s/ Gary W. Baker
                                        -------------------------
                                     Gary W. Baker
                                     Chief Financial Officer