Form 10-K
period 1999-12-31
CHANNELL COMMERCIAL CORP
filed 2000-03-30
CIK 1013696

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999; or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 0-28582
                                               --------
                        Channell Commercial Corporation
                        -------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                              95-2453261
       --------------------------------          --------------------------
(State or other jurisdiction of incorporation)(IRS Employer Identification No.)


                                26040 Ynez Road
                            Temecula, CA  92591-9022
           ---------------------------------------------------------
          (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code: (909) 719-2600


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  On March 1, 2000, the Registrant had 9,076,392 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 3,320,565 shares held by non-affiliates of the Registrant was $63,090,735. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                               TABLE OF CONTENTS

PART I
Item 1.      Business..............................................................................     1
             --------

Item 2.      Properties............................................................................     7
             ----------

Item 3.      Legal Proceedings.....................................................................     8
             -----------------

Item 4.      Submission of Matters to a Vote of Security Holders...................................     8
             ---------------------------------------------------

PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters.................     9
             ---------------------------------------------------------------------

Item 6.      Selected Financial Data...............................................................     9
             -----------------------

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations     11
             --------------------------------------------------------------------------------------

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk............................    19
             ----------------------------------------------------------

Item 8.      Financial Statements and Supplementary Data...........................................    20
             -------------------------------------------

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .    20
             --------------------------------------------------------------------------------------

PART III

Item 10.     Executive Officers and Directors......................................................    21
             --------------------------------

Item 11.     Executive Compensation................................................................    23
             ----------------------

Item 12.     Security Ownership of Certain Beneficial Owners and Management........................    27
             --------------------------------------------------------------

Item 13.     Certain Relationships and Related Transactions........................................    28
             ----------------------------------------------

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    29
             ---------------------------------------------------------------

FINANCIAL STATEMENTS...............................................................................   F-1

GLOSSARY OF TERMS..................................................................................   G-1

                                    PART I

Item 1.  Business
         --------

Background

  Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591-9022, and its telephone number at that address is (909) 719-2600.

General

  The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, coaxial-based passive RF
electronics and heat shrink products.   The Company believes it was the first to
design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna television ("CATV") and telephone service providers. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency ("RF") electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of the local signal delivery network, commonly known as the "outside plant", "local loop" or "Last Mile", that connects the network provider's signal origination office with residences and businesses.

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

Industry

  The communications industry continues the rapid expansion it has experienced for a number of years, both domestically and worldwide. Contributing to this growth is the increasing need for network signal transmission bandwidth to accommodate new high-speed communications applications deployed on upgraded existing networks and newly constructed broadband networks. Major developments including the Internet and other high-speed data communications technologies, on-going convergence between the CATV and telecommunications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets. Throughout the world, the deployment of new networks or improvements to existing networks for advanced broadband applications is a national priority for many countries, permitting them to participate and compete in the rapidly emerging information-based global economy.

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

Business Strategy

  The Company's strategy is to capitalize on opportunities in the global communications industry by providing enclosures, connectivity products and other complementary components to meet the evolving needs of its customers' communications networks. The Company's wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers. Principal elements of the Company's strategy include the following:

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

  In addition to its core thermoplastic enclosure products for the CATV and telephone industries, the Company has positioned itself to increase its participation in the large scale broadband network construction and upgrade programs anticipated over the next several years. The Company is able to offer a complete package of products used by all telecommunications network operators as they upgrade their networks in order to provide additional services and expand network capacity. These expansions and upgrades are expected to enable telecommunications network operators to increase network bandwidth to accommodate increased demand for faster and larger throughput of signal transmissions and greater reliability of their infrastructure.

  The Company intends to continue to invest in the development of a broader range of products designed specifically for telephone market applications. The Company has achieved significant success in marketing its traditional CATV/broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services. The Company will continue to target this market for growth, both with telephone network operators and with major system OEMs.

  Expand International Presence. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe. Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many national contexts around the world, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multinational expansion by many U.S. based network carriers. The Company currently operates overseas manufacturing and sales operations in Australia, Canada, Malaysia and the UK in order to focus directly on the unique requirements of each major market. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

  Develop New Products and Enter New Business Segments. The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers. Innovative products offered by the Company include its new FlexPed(TM) free breathing telephony enclosures, the Mini-Rocker(TM) insulation displacement copper connectivity products and a range of Rhino(TM) metal fabricated enclosures. The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several which have received U.S. patent protection. The Company's products are designed to improve the performance of its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry. In addition, the Company seeks to diversify its customer base by developing new products for customers outside the communications industry that require enclosure products, such as the utility industry.

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

  Enclosures. The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators. Most of the Company's products are designed for buried and underground network applications. The Company's enclosure products provide technicians access to these networks and equipment for maintenance, upgrades and installation of new services. Buried and underground networks and enclosures are generally preferred by CATV operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics as required for the protection of active electronics in many network installations. The Company is also a designer and supplier of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband teleommunications networks (branded as "Rhino Enclosures(TM)"). The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products. To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and concrete grade level boxes. These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its existing customer base. The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products, as compared with alternative products.

  RF Electronics. The Company is a designer and supplier of high performance RF passive electronic devices, such as outdoor and indoor taps, signal splitters/combiners and power inserters, all standard components deployed in CATV systems and broadband telecommunications networks. The Company's electronic devices and metal enclosures are complementary with the Company's core broadband enclosure products and are important components of the Company's complete systems approach to the outside plant requirements of CATV and telephone service providers. New network applications, such as cable modem deployment for Internet access, have resulted in new technical challenges. Several new products, including the DigiTap low intermodulation line of passive RF devices, provide solutions to such challenges.

  Copper Connectivity.   The Company is a designer and manufacturer of
innovative telephone connectivity devices. The Company's Insulation Displacement Connector ("IDC") technology provides advanced "tool-less" termination systems for copper wires, the predominant medium used in the "Last Mile" for telecommunications services worldwide. These proprietary IDC products environmentally seal network termination points with a high level of reliability. The Company's Mini-Rocker(TM) line of copper connectivity modules, blocks and accessories offer tool-less installation, hinged wire-entry parts and transparent wire receivers.

  Fiber Optic Products. The Company offers a range of fiber optic cable management products designed for use in telephone, broadband and power utility telecommunications networks. Fiber cable splicing enclosures are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable. Fiber cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables. Fiber optic electronic enclosures house optical electronics, power supplies and cables. All of these products are designed and manufactured by the Company and marketed worldwide.

  Sealing Systems. The Company also specializes in the manufacture of high performance products designed to meet or exceed the requirements of local telephone company networks, including sealed plant products. These products are designed with environmentally sealed specifications to provide exceptional long-term protection for copper wires, coaxial cable and optical fibers exposed for the purposes of splicing and termination. The sealing systems of the Company's sealed plant products are available in several styles and specifications which can be configured to individual customer requirements. This provides significant value to customers in terms of faster installations, re-entry and access, and cost management.

  OEM Programs. Over the past several years, the Company has developed OEM marketing programs through which other manufacturers incorporate the Company's products as components of their telecommunications systems. These OEM programs generally include exchanges of technical information that the Company can use in developing new products and improvements and enhancements to existing designs. The Company has established additional relationships with systems integrators and innovative end users that provide valuable product improvement information.

  The Company continues to develop new product innovations to complement its existing product line and marketing strengths. The Company anticipates the demand for its product line to be sustained by the continued construction of broadband networks, both CATV and telephone, and upgrades of both existing CATV and telephone networks to accommodate expanded video services, high-speed Internet access and wireless PCS transport. The power utility market offers additional growth opportunities as power utility companies move to add telecommunications services to their customer menu.

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

  By engaging in public relations activities, product literature development, market research and advertising, the marketing department also promotes and positions the Company within both domestic and international markets. The Company regularly attends, participates and exhibits its products at industry trade shows and conferences within domestic and international telecommunications markets throughout the year.

Manufacturing Operations

  The Company's modern, vertically integrated manufacturing processes enables the Company to control each step in the manufacturing process, including product design and engineering; design and development of its own dies, tools and molds; and wiring, assembly and packaging.

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

  The Company owns a majority of its manufacturing equipment, which is generally state-of-the-art, and manufacturing processes are performed by trained Company personnel. These manufacturing processes include injection molding, structural foam molding, rotational molding, metal fabrication, rubber injection, transfer and compression molding, and termination block fabrication. The Company has implemented several comprehensive process and quality assurance programs, including continuous monitoring of key processes, regular product inspections and comprehensive testing. The Company's Temecula, California manufacturing facility has received ISO-9001 certification, a worldwide industry standards certification.

  The Company's facilities include approximately 352,000 square feet in Temecula, California; 24,000 square feet in Mississauga, Ontario, Canada; 92,000 square feet in Orpington, Kent, UK; 39,000 square feet in Sydney, Australia; 44,000 square feet in Charlotte, North Carolina; and 16,000 square feet in Selangor Darul Ehsan, Malaysia.

  Management has followed a long-term capacity plan, adding the equipment, facilities and trained personnel as required, to support anticipated growth of the Company's business. As a result, management believes the Company's manufacturing facilities are adequate to meet anticipated product demand for the foreseeable future.

Product Development and Engineering

  The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the communications industry on a wide scale. The Company's product development and engineering staff has designed and tested the Company's products and has developed core competencies in product development and engineering.

  As a direct result, the Company has been able to develop a broad series of superior products. Distinguishing characteristics of the Company's products include:
    . Effective heat dissipation qualities;
    . Advanced copper IDC connectivity products;
    . A superior environmental sealing and protection system that, unlike many competitors' products, does not require gels, compounds or other methods to maintain the required seal;
    . Sub-surface network access systems;
    . Product designs allowing technicians easy access through circular covers that can be removed to fully expose the enclosed electronics;
    . High performance passive RF electronics products;
    . Compatibility with a variety of signal delivery network architectures;
    . Modular metal fabricated enclosure product line covering multiple network applications;
    . Versatility of design to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware; and
    . Excellent protection and management of optical fibers and cables.

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

  The Company's product development approach is applications-based and customer driven. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. The Company is equipped to conduct many of its own product testing regimens for performance qualification purposes, enabling it to accelerate the product development process. The Company spent approximately $0.5 million in 1995 and 1996, $1.0 million in 1997, $1.9 million in 1998, and $2.6 million in 1999 on research and development.

Customers

  The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally within developed nations. The Company also sells its products to OEMs. During 1999, the Company's five largest customers accounted for 40.5% of total net sales. In 1999, the Company's five largest customers in the United States (by sales volume) were AT&T (formerly TCI, acquired by AT&T in 1999), Cox, Comcast, Media One and Time Warner. One customer, AT&T, accounted for 10.2% of the Company's net sales in 1999.

  In international markets, the Company's five largest customers (by sales volume) were Telstra (Australia), Middendorp (Australia), Rogers (Canada), Telewest (UK) and Hunting Engineering Limited (UK).

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

Competition

  The industries in which the Company operates are highly competitive. The Company believes, however, that several factors, including its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and vertically integrated manufacturing operations provide the Company with significant competitive advantages.

  Management believes the principal competitive factors in the communications equipment market are product availability, customer service, product performance, new product capabilities and price.

  Competitive price pressures are common in the industry. In the past, the Company has responded effectively to competition with cost controls through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection, and an aggressive procurement approach.

  In the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. With the deregulation of the telecommunications industry and the continuing convergence occurring within the CATV and telecommunications industries, it is uncertain whether, and the extent to which, such field testing may continue to be required. While field testing can delay the introduction of new products, it can also act as a competitive advantage for those companies tested and approved, in that it creates a barrier to new product introduction and sales by competitors.

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

  Most plastic resins are purchased under annual and multi-year contracts to stabilize costs and improve supplier delivery performance. Neoprene rubbers are manufactured by multiple custom compounders using the Company's proprietary formulas. Metal products are supplied in standard stock shapes, coils and custom rollforms. Some hot and cold rolled steels are either hot-dipped galvanized or zinc or cadmium electro-plated. The Company outsources to local processors to perform the coating operations.

  Positioning itself as a full-line product supplier, the Company also relies on certain other manufacturers to supply products that complement the Company's own product line, such as grade level boxes and cable-in-conduit. The Company believes there are multiple sources of supply for these products.

Employees

  As of December 31, 1999, the Company employed 836 people (including 24 temporary employees), of whom 87 were in sales, 671 were in manufacturing operations (including the 24 temporary employees), 16 were in research and development and 62 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

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

Item 2.  Properties
         ----------

  The Company's facilities approximate 567,000 square feet, of which approximately 56%, 32% and 12% is used for manufacturing, warehouse and office space, respectively. In Temecula, California, 260,000 square feet of the total 352,000 square feet are leased from William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer. (See "Certain Relationships and Related Transactions", Item 13.) The Company also leases an aggregate of approximately 184,000 square feet of manufacturing, warehouse and office space in Canada, Australia, Malaysia, United Kingdom and North Carolina. The Company owns approximately 123,000 square feet of manufacturing, warehouse and office space in Temecula, California and the United Kingdom. The Company considers its current facilities to be adequate for its operations.

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


                                                  High                 Low
                                                --------             --------
Year Ended December 31, 1996:
  Third Quarter                                  $15.25              $11.00
  Fourth Quarter                                  13.00                9.00

                                                  High                 Low
                                                --------             --------
Year Ended December 31, 1997:
  First Quarter                                  $13.75              $10.00
  Second Quarter                                  13.75                9.63
  Third Quarter                                   16.50               13.00
  Fourth Quarter                                  14.00               11.00

                                                  High                 Low
                                                --------             --------
Year Ended December 31, 1998:
  First Quarter                                  $13.25              $ 9.63
  Second Quarter                                  13.88                9.00
  Third Quarter                                   11.50                7.25
  Fourth Quarter                                   9.13                5.75

                                                  High                 Low
                                                --------             --------
Year Ended December 31, 1999:
  First Quarter                                  $ 9.50              $ 8.38
  Second Quarter                                  11.38                7.88
  Third Quarter                                   10.75                9.50
  Fourth Quarter                                  13.63                6.75

  The Company has not declared any dividends since termination of the S corporation election in connection with its Initial Public Offering in July 1996. During the years ended December 31, 1995 and 1996, while an S corporation, the Company declared dividends on its common stock in the amounts of $5.4 million and $14.2 million, respectively.

  The Company currently anticipates it will retain all available funds to finance its future growth and business expansion. The Company does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's credit agreement, the Company has agreed, under certain circumstances, not to pay any dividends during the term of this agreement.

  As of December 31, 1999, the Company had 9,076,392 shares of its Common Stock outstanding, held by approximately 796 shareholders of record.

Item 6.   Selected Financial Data
          -----------------------

  The following table sets forth financial data of the Company. The summary financial data in the table is derived from the consolidated financial statements of the Company. Certain pro forma, net income per share and adjusted financial data has not been presented for all periods because it is not applicable to those periods. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).


                                                             Year Ended December 31,
                                          ------------------------------------------------------------
       OPERATING DATA:                       1995        1996        1997         1998         1999
                                          ---------   ----------   ----------   ----------   ---------
Net sales..............................   $ 40,972    $  47,282     $ 59,943    $  92,710    $120,680
Cost of goods sold.....................     23,059       25,447       35,032       56,578      76,115
                                          --------    ---------     --------    ---------    --------

Gross profit...........................     17,913       21,835       24,911       36,132      44,565
Commission income (1)..................      1,098          985          606          292           8
                                          --------    ---------     --------    ---------    --------
                                            19,011       22,820       25,517       36,424      44,573
Operating expenses
   Selling.............................      5,600        6,559        7,251       11,570      14,716
   General and administrative..........      1,707        2,021        4,077        8,057       9,023
   License fees(2).....................      2,035          531            -            -           -
   Research and development............        498          531        1,009        1,863       2,629
                                          --------    ---------     --------    ---------    --------
                                             9,840        9,642       12,337       21,490      26,368
                                          --------    ---------     --------    ---------    --------

Income from operations.................      9,171       13,178       13,180       14,934      18,205
Interest income (expense), net.........       (339)         291          879       (1,076)     (2,650)
                                          --------    ---------     --------    ---------    --------
Income before income taxes                   8,832       13,469       14,059       13,858      15,555
Income taxes                                   349        2,359        5,589        5,749       6,221
                                          --------    ---------     --------    ---------    --------

Net income                                $  8,483    $  11,110     $  8,470    $   8,109    $  9,334
                                          ========    =========     ========    =========    ========

Pro forma net income(3)................   $  5,377    $   8,921
Pro forma net income per share(4)......   $    .70    $    1.06
Pro forma weighted average shares
     outstanding(4)....................      7,695        8,403

NET INCOME PER SHARE:
Basic                                                               $    .92    $     .88    $   1.03
Diluted                                                             $    .91    $     .88    $   1.02

OTHER DATA:
Gross margin(5)........................       43.7%        46.2%        41.6%        39.0%       36.9%
Operating margin(6)....................       22.3         27.9         22.0         16.1        15.1
EBITDA(7)..............................   $ 10,583    $  14,729     $ 15,224    $  18,994    $ 24,743
Capital expenditures (excluding
     capital leases) ..................      2,161        1,554        5,966       10,579       9,148
S Corporation dividends declared.......      5,427       14,157            -            -           -
Cash provided by (used in):
  Operating activities.................      9,758       11,424        3,730        6,606       8,073
  Investing activities.................     (2,161)     (12,960)      (8,958)     (22,308)     (9,361)
  Financing activities.................     (7,019)       9,351         (122)      17,919      (1,728)

ADJUSTED FINANCIAL DATA(8):
Net sales (as historically reported)...   $ 40,972    $  47,282
Adjusted EBITDA(9).....................     12,343       15,122
Adjusted income from operations........     10,931       13,571
Adjusted operating margin(10)..........       26.7%        28.7%
Adjusted net income....................   $  6,431    $   8,179
Adjusted net income per share(11)......   $    .84    $     .97

BALANCE SHEET DATA:
Current assets.........................   $  8,502    $  31,274     $ 33,252    $  40,505    $ 48,807
Total assets...........................     19,103       42,658       50,625       98,442     114,540
Long-term obligations
   (including current maturities)......      3,213          473          946       35,911      38,061
Stockholders' equity...................     12,473       37,422       45,892       52,580      62,339

                        Notes to Selected Financial Data

                 (amounts in thousands, except per share data)

(1) Commission income represented the amount of commissions paid to the Company by the manufacturer of certain cable-in-conduit products in connection with the Company's sale of such products, which the Company offered to its customers in order to complement its own product line.

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

(3) Prior to the Initial Public Offering, the Company was an S corporation for federal and state income tax purposes. The pro forma presentation reflects the income tax provision of the Company as recorded in its income statement plus additional tax on S Corporation income at C Corporation rates. Such presentation does not reflect the adjustments set forth in note (8) below. The effect of the Company's use of a portion of the net proceeds of the Initial Public Offering to repay outstanding bank indebtedness has not been reflected in pro forma net income or pro forma net income per share because the impact is not material.

(4) Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include 1,558 (779 for 1996) of the shares offered by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions in connection with the termination of the Company's S corporation status. See Footnote B to the Financial Statements included elsewhere herein for the weighted average shares outstanding in 1997, 1998 and 1999.

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

Results of Operations

  The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.

                                     Year Ended December 31,
                                    --------------------------
                                     1997      1998      1999
                                    -------   -------   ------

Net sales........................    100.0%    100.0%   100.0%
Cost of goods sold...............     58.4      61.0     63.1
                                     -----     -----    -----

Gross profit.....................     41.6      39.0     36.9
Commission income................      1.0       0.3        -
                                     -----     -----    -----

                                      42.6      39.3     36.9

Selling..........................     12.1      12.5     12.2
General and administrative.......      6.8       8.7      7.5
Research and development.........      1.7       2.0      2.1
                                     -----     -----    -----

Income from operations...........     22.0      16.1     15.1
Interest income (expense), net...      1.5     ( 1.2)   ( 2.2)
                                     -----     -----    -----

Income before income taxes.......     23.5      14.9     12.9
Income taxes.....................      9.4       6.2      5.2
                                     -----     -----    -----

Net income.......................     14.1%      8.7%     7.7%
                                     =====     =====    =====

New Accounting Pronouncement

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which is effective for 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

Comparison of the Year Ended December 31, 1999 With Year Ended December 31, 1998

  Net Sales. Net sales increased $28.0 million or 30.2% from $92.7 million in 1998 to $120.7 million in 1999, as a result of increased sales of telecommunications enclosure and component products.

  Domestic net sales increased $16.4 million or 25.8% from $63.6 million in 1998 to $80.0 million in 1999, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements, in addition to industry consolidation and convergence. International net sales increased $11.6 million or 39.9% from $29.1 million in 1998 to $40.7 million in 1999 as a result of $30.7 million in sales of Egerton products, including a large network upgrade in Australia, compared with $20.1 million in 1998 (for the eight months following the acquisition).

  Gross Profit. Gross profit increased $8.5 million or 23.6% from $36.1 million in 1998 to $44.6 million in 1999. Of this improvement, $6.0 million was attributable to sales of Egerton products and $2.5 million was attributable to increased sales volume of Channell's telecommunications enclosure and component products. Gross margin decreased from 39.0% in 1998 to 36.9% in 1999, primarily due to a 25.6% margin contribution from Egerton revenues, while margin on Channell's telecommunications enclosure and component products increased from 40.4% in 1998 to 41.7% in 1999 due to an increase in sales volume, which resulted in higher operating leverage (i.e., a higher percentage of sales relative to fixed costs).

  Commission Income. Commission income decreased $0.3 million or 100.0% in 1999. The decrease is a result of the 1998 termination of a marketing agreement for the sale of cable-in-conduit products.

  Selling. Selling expense increased $3.1 million or 26.7% from $11.6 million in 1998 to $14.7 million in 1999, primarily as a result of $2.1 million of increased selling expenses related to the Egerton operations (including Hong Kong, Malaysia and New Zealand), $1.0 million of increased domestic sales and marketing expenses associated with increased sales activities (including $0.5 million for the development of a new corporate identity program). As a percentage of net sales, selling expense decreased from 12.5% in 1998 to 12.2% in 1999.

  General and Administrative. General and administrative expenses increased $0.9 million or 11.1% from $8.1 million in 1998 to $9.0 million in 1999. Such increase occurred primarily as a result of the Egerton operations and $0.5 million of goodwill amortization associated with the Egerton acquisition. As a percentage of net sales, general and administrative expenses decreased from 8.7% in 1998 to 7.5% in 1999.

  Research and Development. Research and development expenses increased $0.7 million or 36.8% from $1.9 million in 1998 to $2.6 million in 1999, as a result of $0.3 million of additional facility expense, $0.2 million increased research and development supplies and $0.2 million related to Egerton. As a percentage of net sales, research and development expenses increased from 2.0% in 1998 to 2.1% in 1999.

  Income from Operations. As a result of the items discussed above, income from operations increased $3.3 million or 22.2% from $14.9 million in 1998 to $18.2 million in 1999, but decreased as a percentage of net sales from 16.1% in 1998 to 15.1% in 1999.

  Interest Income (Expense). Interest expense increased from $1.1 million in 1998 to $2.7 million in 1999, an increase of 145.5%. This increase was a result of twelve months interest expense in 1999 on the increased borrowings to fund the Egerton acquisition as opposed to eight months of interest expense in 1998 and 1999 capital expenditures.

  Income Taxes. Income taxes were $5.7 million in 1998 and $6.2 million in 1999, with effective tax rates of 41.0% and 40.0%, respectively. The decrease in the effective tax rate is primarily due to an increase in income from states with lower tax rates and an increase in the California Manufacturers Investment Tax Credit.

Comparison of the Year Ended December 31, 1998 With Year Ended December 31, 1997

  Net Sales. Net sales increased $32.8 million or 54.8% from $59.9 million in 1997 to $92.7 million in 1998, as a result of increased sales of telecommunications enclosure and component products of $32.0 million (including $20.1 million of Egerton products) and $0.8 million of other related equipment.

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

  Income Taxes. Income taxes were $5.6 million in 1997 and $5.7 million in 1998, with effective tax rates of 39.7% and 41.0%, respectively. The increase in the effective tax rate is primarily due to the increase in the amount of non-deductible amortization of goodwill.

Liquidity and Capital Resources

  Net cash provided by operating activities was $6.6 million and $8.1 million in 1998 and 1999, respectively. Net cash used in investing activities was $22.3 million and $9.4 million in 1998 and 1999, respectively. The cost of acquisitions, net of cash acquired, used in investing activities was $24.0 million in 1998. Net cash provided by financing activities was $17.9 million in 1998 and net cash used in financing activities was $1.7 million in 1999.

  Accounts receivable increased from $17.9 million for the year ended December 31, 1998 to $23.2 million for the year ended December 31, 1999, primarily as a result of higher sales during the fourth quarter of 1999 as compared to the same period of 1998. Inventories increased from $15.0 million for the year ended December 31, 1998, to $19.4 million for the year ended December 31, 1999, as a result of increased raw materials and work-in-process inventories required for the increased sales volume forecasted.

  The Company made capital expenditures (including capital leases) of $16.8 million and $13.0 million in 1998 and 1999, respectively, including $6.0 million in 1998 to acquire a 92,000 square foot building adjacent to its existing facilities in Temecula, California, which is used for metal fabrication, tool and die production and research and development. The Company acquired machinery and equipment under capital leases totaling $6.2 million in 1998 and $3.9 million in 1999.

  The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The Company repurchased 137,623 shares of its Common Stock at a cost of approximately $1.2 million in 1998 and 22,985 shares at a cost of approximately $0.2 million in 1999.

  In conjunction with the acquisition of Egerton, the Company entered into a new Senior Revolving Loan Agreement ("Revolving Facility") with a bank to provide funds for the Egerton acquisition, as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $30.0 million ($25.0 million at December 31, 1998) of which $22.0 million had been drawn down as of December 31, 1999. The outstanding balance bears interest, payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. At December 31, 1999, the weighted average interest rate was 6.95%. The loan is collateralized by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

  The Revolving Facility contains various financial and operating covenants which, among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. In 1999, the Company exceeded the allowable capital expenditures limitations of the senior revolving credit facility. The Company obtained a waiver of the capital expenditure covenant.

  The Company also had a credit facility available to the Egerton subsidiaries, which included an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries. The facility also included approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. The outstanding balance (net of cash balances) bears interest at the bank's base rate, 5.50% at December 31, 1999, plus a factor ranging from 1.25% to a maximum of 4.0% depending on the amount borrowed. The facility was collateralized by the assets of the subsidiaries. In February 2000, the Egerton credit facility was repaid using additional borrowings from the revolving facility.

  The Company believes that income from operations, coupled with borrowing under its revolving credit facilities will be sufficient to fund the Company's capital expenditure and working capital requirements through 2000.

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

Obsolescence; Uncertainty of Market Acceptance of New Products

  The communications industry is in a state of rapid technological change. The introduction of new technologies, network architectures or changes in industry standards can render the Company's existing products or products under development obsolete or unmarketable. For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. To date, however, the Company believes that these technologies have not had a significant impact on the demand for traditional wire-line network based services. Further, management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in continued growth of wire-line networks. However, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company's business. The Company's growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry. There can be no assurance that demand resulting from these emerging trends will develop rapidly or that the Company's products will be met with market acceptance.

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

Concentration of Customers; Limited Backlog

  The telecommunications industry is concentrated, with relatively few operators accounting for a large percentage of the Company's available market. Consequently, the Company's five largest customers (by sales volume) accounted for 40.5% of the Company's total net sales in 1999. One customer, AT&T, accounted for 10.2% of the Company's total net sales during the period. Mergers and acquisitions in the telecommunications industry are increasing the concentration of the industry and of the Company's customer base.

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

Risks Associated with International Operations

  International sales, including export sales from U.S. operations, accounted for 18.2%, 31.4% and 34.5% of the Company's net sales in 1997, 1998 and 1999, respectively, and the Company expects that international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

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

Disruptions at the Company's Manufacturing Facility; Lease with Related Party

  The majority of the Company's manufacturing operations are currently located at the Company's facility in Temecula, California, which also includes the Company's principal warehouse and corporate offices. The Company's success depends in large part on the orderly operation of this facility. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains standard property and earthquake insurance on this facility as well as business interruption insurance and back-up data systems.

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

                                          Year Ended                              Year Ended
                                      December 31, 1998                       December 31, 1999
                          ------------------------------------------   ------------------------------------------
                                    (amounts in thousands)                       (amounts in thousands)
                            1st        2nd          3rd        4th       1st       2nd          3rd         4th
                          Quarter    Quarter      Quarter    Quarter   Quarter   Quarter      Quarter     Quarter
                          -------   ----------   ---------   -------   -------   --------   -----------   -------
Net sales..............   $15,704      $23,108     $27,159   $26,739   $24,698    $31,315       $32,938   $31,729
Gross profit...........     6,414        9,621      10,609     9,488     9,594     12,341        12,375    10,255
Income from
operations.............     2,493        4,180       4,460     3,801     3,384      5,364         5,473     3,984
Income before income
taxes..................     2,645        3,852       3,840     3,521     2,847      4,778         5,015     2,915

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

Market Risk

  The Company's credit facility allows the outstanding balance to bear interest at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. The credit facility exposes earnings to changes in short-term interest rates since the interest rates on the credit facility are variable.

  If the variable rates on the Company's credit facility were to increase by 1% from the rate at December 31, 1999, and if the Company borrowed the maximum amount available under its credit facility ($30.0 million) for all of fiscal 2000, the Company's interest expense would increase, and net income would decrease by $0.1 million. If LIBOR were to increase 1% from the rate at December 31, 1999, and if the Company borrowed the maximum amount available, the Company's interest expense would increase, and also net income would decrease by $0.1 million. A marginal income tax rate of 40.0% was used. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In the event of a 1% change in interest rates, management would likely take actions to further mitigate its exposure to the change.

Foreign Exchange Risk

  The Company typically does not hedge its foreign currency exposure. Management does not believe it currently has any material exposure to foreign currency rate fluctuations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

  Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Certified Public Accountants.................................................   F-1
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999..........................   F-2
Consolidated Statements of Income and Comprehensive Income for the years ended
     December 31, 1997, December 31, 1998, and December 31, 1999...................................   F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997,
       December 31, 1998 and December 31, 1999.....................................................   F-5
Consolidated Statement of Cash Flows for the years ended December 31, 1997, December 31, 1998,
       and December 31, 1999.......................................................................   F-6
Notes to Consolidated Financial Statements.........................................................   F-8

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

                                    PART III

Item 10.   Executive Officers and Directors
           --------------------------------

  The following table sets forth information with respect to the Company's current executive officers and directors and their ages as of December 31, 1999.

           Name                         Age                      Positions
           ----                         ---                      ---------

William H. Channell, Sr...               71               Chairman of the Board and
                                                            Chief Executive Officer

William H. Channell, Jr...               42               President, Chief Operating Officer
                                                            and Director

Gary W. Baker.............               56               Vice President, Finance and
                                                            Chief Financial Officer

Andrew M. Zogby...........               39               Vice President, Corporate Marketing

Edward J. Burke...........               44               Vice President, Corporate Engineering

Jacqueline M. Channell....               68               Secretary and Director

Eugene R. Schutt, Jr......               46               Director

Richard A. Cude...........               66               Director

  The Company's Board of Directors was comprised of five members at December 31, 1999. In March 2000, a sixth member was appointed to the Board. The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

  William H. Channell, Sr., the son of the Company's founder, James W. Channell, has been the Chairman of the Board and Chief Executive Officer since the Initial Public Offering. Prior to this time, he had held the position of President and Chief Executive Officer since 1966. Mr. Channell, Sr. is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the husband of Jacqueline M. Channell and the father of William H. Channell, Jr. His term as a director expires in 2002.

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

  Gary W. Baker has been the Company's Vice President, Finance since May 1996, and the Chief Financial Officer since 1990. Mr. Baker was the Company's Corporate Controller from 1985 to 1990. From 1983 to 1985, Mr. Baker was the Corporate Controller of Symbolics, Inc., a publicly traded manufacturer of computer products, and has over 30 years of public and private accounting experience.

  Andrew M. Zogby has been the Company's Vice President, Corporate Marketing since March 1996. Prior to joining the Company, Mr. Zogby was Director of Strategic Marketing, Broadband Connectivity Group for ADC Telecommunications, a publicly traded, telecommunications equipment supplier to both telephone and CATV network providers worldwide. He had been with ADC Telecommunications since 1990. Mr. Zogby has held various technical marketing positions in the telecommunications equipment industry since 1984.

  Edward J. Burke has been the Company's Vice President, Corporate Engineering since May 1996 and has served in various similar capacities with the Company since 1984. Mr. Burke has held various technical positions in the thermoplastic product engineering and tooling design field since 1978.

  Jacqueline M. Channell has been the Company's Secretary and a Director since 1966. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr. Mrs. Channell's term as a director expires in 2001.

  Eugene R. Schutt, Jr. has been a Director of the Company since July 1996. Mr. Schutt is the CEO of CD1 Financial.com, an automotive lending and leasing company owned by CarsDirect.com. Prior to joining CarsDirect.com, Mr. Schutt had 25 years of experience in finance and acquisitions covering a variety of industries. He most recently served as President of Avco International, a division of Avco Financial Services, Inc. From 1984 to 1992 he served as President of Pratt Industries. Mr. Schutt has served on the board of directors of numerous companies. Mr. Schutt's term as Director expires in 2002.

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

  Peter J. Hicks became a Director of the Company in March, 2000. Mr. Hicks is a managing director of Linx Partners, an investment firm specializing in private industrial equity investments. From 1987 to 1999, Mr. Hicks was a managing director of Schroder and Company. Mr. Hicks has more than 23 years of investment banking and corporate finance experience and has served on the board of directors of numerous companies. Mr. Hicks' term as Director expires in 2001.

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

Item 11.   Executive Compensation
           ----------------------

Summary Compensation Table

  The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the year ended December 31, 1999 (collectively, the "Named Officers").



                                                                                          Awards               Payouts
                                                                                        -----------           ---------
                                                                                               Securities
                                                               Other Annual       Restricted   Underlying                 All Other
     Name and Positions           Annual Compensation          Compensation         Stock       Options/       LTIP     Compensation
      Held with the Company       Salary($)   Bonus($)(3)         ($)(1)          Awards($)      SARs(#)     Payouts($)     ($)(2)
-----------------------------   ------------   ---------       ------------       ----------   ----------    ---------   -----------

William H. Channell, Sr......
  Chairman of the Board and
  Chief Executive Officer           $420,000     $     -        $  -              $   -                -      $    -     $    -
William H. Channell, Jr......
  President and Chief
  Operating Officer                  520,000           -           -                  -            50,000          -       3,120
Gary W. Baker................
  Vice President, Finance and
  Chief Financial Officer            161,274      96,832           -                  -             5,500          -       4,525
Edward J. Burke..............
  Vice President,
  Corporate Engineering              141,505      87,141           -                  -             5,500          -       4,245
Andrew M. Zogby..............
  Vice President,
  Corporate Marketing                167,205      24,335           -                  -             6,000          -       5,000

---------------------------

(1) For each individual named, compensation excludes perquisites and other personal benefits, that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.
(2) Payments to the Company's 401K plan.
(3) As an incentive for continued services, the Company, in 1996, granted a cash bonus of $200,000 to Mr. Baker and Mr. Burke, which was earned and payable in three equal installments on each of December 31, 1997, 1998, and 1999, provided each remained employed by the Company and subject to continued payment in the event of death.

1996 Incentive Stock Plan

  The Company's 1996 Incentive Stock Plan (the "Stock Plan") currently permits the granting to the Company's key employees, directors and other service providers of (i) options to purchase shares of the Company's Common Stock and
(ii) shares of the Company's Common Stock that are subject to certain vesting and other restrictions ("Restricted Stock"). Initially, a maximum of 750,000 shares of Common Stock were reserved for issuance under the Stock Plan. In 1999, the Stock Plan was amended to allow a maximum of 1,500,000 shares to be issued under the Plan.

  During 1999, the Company granted 97,250 "non-qualified" options to 16 employees and directors, including 50,000 stock options issued to William H. Channell, Jr., the Company's President. In addition, 77,500 options originally issued in 1997 at an option price of $13.25 were canceled and reissued at an option price of $11.00. None of the repriced options were issued to William H. Channell, Jr. or to any director. After cancellation of options previously issued to terminated employees, there were options to acquire 768,350 shares of Common Stock outstanding at December 31, 1999. These options vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and have a term of 10 years.

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

  All options granted under the Stock Plan are non-transferable and exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option's grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Options under the Stock Plan may be designated as "incentive stock options" for federal income tax purposes or as options which are not qualified for such treatment, or "non-qualified stock options". In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the stock on the date the option is granted. The exercise price of a non-qualified option need not be equal to the fair market value of the stock at the date of grant, but may be granted with any exercise price which is not less than 85% of the fair market value at the time the option is granted, as the Compensation Committee may determine. The aggregate fair market value (determined at the time the options are granted) of the shares covered by incentive stock options granted to any employee under the Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

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

Options/SAR Grants Table

  The following table sets forth the stock options granted to the named officers for the year ended December 31, 1999.

                                                                                        Potential
                                           % of Total                                   Realized
                              Number of     Options/                                    Value at
                              Securities      SARs                                    Assumed Annual
                              Underlying   Granted to    Exercise                  Rates of Stock Price
                               Options/     Employees     on Base                     Appreciation of
                                 SARs       in Fiscal      Price     Expiration         Option Term
      Name                     Granted     Year 1999      ($/Sh)        Date          5%         10%
      ----                    ----------   ----------    --------    ----------     --------    --------
William H. Channell, Sr.               -            -     $     -             -     $      -    $      -

William H. Channell, Jr.          50,000         51.4%     10.750      Aug 2009      337,500     855,500

Gary W. Baker                      5,500          5.7%     10.063      Oct 2009       34,689      88,204

Edward J. Burke                    5,500          5.7%     10.063      Oct 2009       34,689      88,204

Andrew M. Zogby                    6,000          6.2%     10.063      Oct 2009       37,842      96,222

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 1999 Option/SAR Values

  The following table sets forth the number and value of outstanding stock options at December 31, 1999. No options have been exercised in 1999.

                                                                        Number of Shares
                                 Shares                               Underlying Unexercised       Value of nexercised In-
                                Acquired                                    Options/SARs           the-Money Options/SARs
                                   on              Value             at December 31, 1999           at December 31, 1999
   Name                         Exercise          Realized          Exercisable/Unexercisable      Exercisable/Unexercisable
 --------                    ---------------   ----------------     -------------------------     -------------------------

William H. Channell, Sr.               -         $       -                     -                    $    -  /$   -

William H. Channell, Jr.               -                 -               141,667/83,333                65,677/78,148

Gary W. Baker                          -                 -                 22,667/8,833                  9,636/8,439

Edward J. Burke                        -                 -                 22,667/8,833                  9,636/8,439

Andrew M. Zogby                        -                 -                23,668/11,332                11,868/13,583

Option/SAR Repricings

  During 1999, the Compensation Committee reviewed the effectiveness of the outstanding stock options in light of the current stock trading prices. Based on a comparison of the option exercise prices and the trading price of the stock, the Committee determined that certain of the outstanding options failed to provide the incentives that they were initially intended to provide. On April 20, 1999 the Committee recommended and the Board of Directors approved the repricing of substantially all the options granted in the year 1997.

  The 1997 options were initially priced at $13.25 per share and they were repriced at $11.00 per share. The trading price of the Company's stock at the time of the repricing on April 20, 1999 was $8.50. The following table sets forth information with respect to options held by any current officer or director and all other options as a group.

                     Number of                                                    Length of
                     Securities    Market Price                                  Option Term
                     Underlying     of Shares     Exercise Price   New          Remaining at
                     Options/SARs   at Time of      at Time of   Exercise          Time of
Name                  Repriced      Repricing       Repricing     Price            Option
------------------   ----------   --------------   ---------   ------------   -----------------

Gary W. Baker             6,000       $8.50           $13.25      $11.00      8 years; 2 months

Edward J. Burke           6,000       $8.50           $13.25      $11.00      8 years; 2 months

Andrew M. Zogby           6,000       $8.50           $13.25      $11.00      8 years; 2 months

All Others               59,500       $8.50           $13.25      $11.00      8 years; 2 months

Options issued in 1997 held by Mr. William H. Channell, Jr., the President of the Company, and by members of the Board of Directors were not repriced.

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

Employment Contracts

  The Company has entered into employment agreements with each of William H. Channell, Sr. and William H. Channell, Jr., engaging them as the Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer of the Company, respectively. For their service, each of Messrs. Channell, Sr. and Channell, Jr., is entitled to receive an annual salary of $500,000 and $520,000, respectively. Mr. Channell, Sr.'s salary is subject to annual cost of living increases. Mr. Channell, Sr., during 1999, reduced his hours of contribution to the Company and he agreed to reduce his compensation proportionally by $100,000 to $420,000. In addition, each executive is entitled to participate in the Incentive Stock Plan, the 401(K) Plan and the Incentive Compensation Plan. The employment agreements provide that each executive is entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

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

  At the time of the Initial Public Offering, as an incentive for continued services, the Company entered into a bonus agreement with Mr. Baker and Mr. Burke. This agreement granted to each of the three a bonus in the amount of $200,000, which was earned and payable in three equal installments on December 31, 1997, 1998 and 1999, provided each remained employed by the Company. The final installment of this bonus was paid to each prior to December 31, 1999.

Incentive Compensation Plan

  Effective beginning in the Company's 1996 fiscal year, the Board of Directors adopted the Company's 1996 Performance-Based Annual Incentive Compensation Plan (the "Incentive Plan"). Eligible participants consist of key employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan are determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation Committee, Common Stock of the Company. Mr. William H. Channell, Jr., the Company's President, receives a bonus calculated using the factors above, but such bonus is earned and payable based on continued service in subsequent years. The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards. No participant in the Incentive Plan may receive awards under such plan during any fiscal year of the Company in excess of $1,000,000 or 100,000 shares of Common Stock. For 1999, no bonuses were paid or accrued under this Plan.

  The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. During 1999, this Committee was composed of Mr. William H. Channell, Sr., an executive officer and employee of the Company, Mr. Eugene R. Schutt, Jr. and Mr. Richard A. Cude. (See
"Certain Relationships and Related Transactions".)   It is the responsibility of
the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

  The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 1999 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.


                COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN
                    AMONG CHANNELL COMMERCIAL CORPORATION,
        THE NASDAQ STOCK MARKET (U.S.) INDEX, S & P INDUSTRIALS INDEX
                 AND THE S & P COMMUNICATIONS EQUIPMENT INDEX


                             [GRAPH APPEARS HERE]


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

                                              Amount and Nature of Beneficial Ownership
                                           ----------------------------------------------
Name and Address                              No. of Shares    Exercisable                  Percent
of Beneficial Owner                               Owned         Options(1)       Total     of Class
-------------------------------------------   -------------   --------------   ---------   ---------

  William H. Channell Sr. and                     3,380,830             -      3,380,830       37.2%
  Jacqueline M. Channell, as co-trustees
  of the Channell Family Trust
  26040 Ynez Road
  Temecula, CA  92591-9022

  William H. Channell, Jr.                        1,389,250       141,668      1,530,918       16.4%
  26040 Ynez Road
  Temecula, CA  92591-9022

  Wellington Management Company, LLP                706,800             -        706,800        7.8%
  75 State Street
  Boston, MA  02109

  David L. Babson & Company, Inc.                   670,850             -        670,850        7.4%
  One Memorial Drive
  Cambridge, MA 02142

  Carrie S. Rouveyrol         490,960     -        490,960    5.4%
  P.O. Box 1080
  Stinson Beach, CA  94970

  The Taylor Family Trust     490,960     -        490,960    5.4%
  1450 Ravenswood Lane
  Riverside, CA  92506


(1) Refers to the number of shares covered by options exercisable within 60 days of March 1, 2000.

Security Ownership of Management

  The following table sets forth certain information, as of March 1, 2000, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.

                                             Amount and Nature of Beneficial Ownership
                                           --------------------------------------------
Name and Address                           No. of Shares    Exercisable                  Percent
of Beneficial Owner                            Owned         Options(1)       Total     of Class
----------------------------------------   -------------   --------------   ---------   ---------

  William H. Channell Sr.                      3,380,830             -      3,380,830       37.2%

  William H. Channell, Jr.                     1,389,250       141,668      1,530,918       16.4%

  Gary W. Baker                                      700        22,667         23,367        0.3%

  Edward J. Burke                                      -        22,667         22,667        0.3%

  Andrew M. Zogby                                    700        23,668         24,368        0.3%

  All present directors and executive          4,773,907       216,670      4,990,547       53.7%
   officers as a group (9 in number)

(1) Refers to the number of shares covered by options exercisable within 60 days of March 1, 2000.

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------

  The Company has two leases for approximately 260,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. The lease provides for annual cost of living increases. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

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

  (a)(3) and (c).  The following exhibits are filed herewith:
  Exhibit
  Number  Exhibit Title
  ------  -------------
  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3 Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.20  Letter Agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter Agreement regarding employment, John B. Kaiser (2)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  11     Computation of Proforma Income per Share (2)
  23     Consent of Independent Certified Public Accountant (6)
  27     Financial Data Schedule (6)
(b)  Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended December 31, 1999.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Filed herewith.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 29, 2000.

                                    CHANNELL COMMERCIAL CORPORATION
                                    a Delaware corporation


                                    By     /s/   WILLIAM H. CHANNELL, SR.
                                       --------------------------------------
                                          William H. Channell, Sr.
                                          Chairman of the Board and
                                          Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 29, 2000.


            Signature                    Capacity in Which Signed
            ---------                    ------------------------

 /s/   WILLIAM H. CHANNELL, SR.          Chairman of the Board and
-------------------------------          Chief Executive Officer
William H. Channell, Sr.                 (Principal Executive Officer)


 /s/   WILLIAM H. CHANNELL, JR.          President, Chief Operating Officer
-------------------------------          and Director
William H. Channell, Jr.


 /s/   GARY W. BAKER                     Vice President, Finance and
-------------------------------          Chief Financial Officer
Gary W. Baker


 /s/   JACQUELINE  M. CHANNELL           Secretary and Director
-------------------------------
Jacqueline M. Channell


 /s/   EUGENE  R. SCHUTT,  JR.           Director
-------------------------------
Eugene R. Schutt, Jr.


 /s/   RICHARD  A. CUDE                  Director
-------------------------------
Richard A. Cude

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 1998 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 1998 and 1999, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Grant Thornton LLP

Los Angeles, California
February 28, 2000

                        CHANNELL COMMERCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,
                 (amounts in thousands, except per share data)



                            ASSETS                                       1998                1999
                                                                    ---------------     ---------------

CURRENT ASSETS
 Cash and cash equivalents                                                  $ 5,828            $  2,733
 Accounts receivable, net                                                    17,890              23,235
 Inventories                                                                 14,992              19,449
 Deferred income taxes                                                          630                 707
 Prepaid expenses and miscellaneous receivables                               1,165               2,294
 Income taxes receivable                                                          -                 389
                                                                    ---------------     ---------------

          Total current assets                                               40,505              48,807

PROPERTY AND EQUIPMENT, net                                                  42,081              49,452

DEFERRED INCOME TAXES                                                             -                 124

INTANGIBLE ASSETS, net of amortization of $741
 and $1,604 in 1998 and 1999                                                 15,100              14,450

OTHER ASSETS                                                                    756               1,707
                                                                    ---------------     ---------------

                                                                            $98,442            $114,540
                                                                    ===============     ===============

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                                 December 31,
                 (amounts in thousands, except per share data)



              LIABILITIES AND STOCKHOLDERS' EQUITY                         1998                  1999
                                                                     ----------------      ----------------

CURRENT LIABILITIES
 Accounts payable                                                             $ 6,504              $ 11,643
 Short term debt (including current maturities of
   long term debt)                                                              8,862                 4,135
 Current maturities of capital lease obligations                                2,009                 2,608
 Accrued expenses                                                               2,537                 2,497
 Income taxes payable                                                             625                     -
                                                                     ----------------      ----------------

          Total current liabilities                                            20,537                20,883

LONG-TERM DEBT, less current maturities                                        20,855                26,240

CAPITAL LEASE OBLIGATIONS, less current maturities                              4,185                 5,078

DEFERRED INCOME TAXES                                                             285                     -

COMMITMENTS AND CONTINGENCIES                                                       -                     -

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.01 per share, authorized--1,000
   shares, none issued and outstanding                                              -                     -
 Common stock, par value $.01 per share, authorized--19,000
   shares; issued - 9,237; outstanding - 9,099 shares in 1998
   and 9,076 shares in 1999                                                        92                    92
 Additional paid-in capital                                                    27,991                27,991
 Treasury stock - 138 and 161 shares in 1998 and 1999                          (1,175)               (1,352)
 Retained earnings                                                             25,918                35,252
 Accumulated other comprehensive income -
   Foreign currency translation                                                  (246)                  356
                                                                     ----------------      ----------------

          Total stockholders' equity                                           52,580                62,339
                                                                     ----------------      ----------------

                                                                              $98,442              $114,540
                                                                     ================      ================

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            Year ended December 31,
                 (amounts in thousands, except per share data)


                                                                    1997                   1998                  1999
                                                                 -----------             ---------             ----------
Net sales                                                            $59,943               $92,710                $120,680
Cost of goods sold                                                    35,032                56,578                  76,115
                                                                 -----------             ---------             -----------

     Gross profit                                                     24,911                36,132                  44,565

Commission income                                                        606                   292                       8
                                                                 -----------             ---------             -----------

                                                                      25,517                36,424                  44,573
                                                                 -----------             ---------             -----------
Operating expenses
 Selling                                                               7,251                11,570                  14,716
 General and administrative                                            4,077                 8,057                   9,023
 Research and development                                              1,009                 1,863                   2,629
                                                                 -----------             ---------             -----------

                                                                      12,337                21,490                  26,368
                                                                 -----------             ---------             -----------

       Income from operations                                         13,180                14,934                  18,205

Interest income                                                        1,006                   266                      46
Interest expense                                                        (127)               (1,342)                 (2,696)
                                                                 -----------             ---------             -----------

       Income before income taxes                                     14,059                13,858                  15,555

Income taxes                                                           5,589                 5,749                   6,221
                                                                 -----------             ---------             -----------

       Net income                                                    $ 8,470               $ 8,109                $  9,334
                                                                 ===========             =========             ===========

       Net income per share
          Basic                                                      $   .92               $   .88                $   1.03
                                                                 ===========             =========             ===========

          Diluted                                                    $   .91               $   .88                $   1.02
                                                                 ===========             =========             ===========

Net income                                                           $ 8,470               $ 8,109                $  9,334

Other comprehensive income, net of tax
 Foreign currency translation adjustments                                  -                  (246)                    602
                                                                 -----------             ---------             -----------
Comprehensive net income                                             $ 8,470               $ 7,863                $  9,936
                                                                 ===========             =========             ===========

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1997, 1998 and 1999
                 (amounts in thousands, except per share data)





                                  Common stock         Additional        Treasury stock
                             ------------------------   paid-in      ----------------------------
                                Shares      Amount      capital        Shares       Amount
                             --------------------------------------------------------------------

Balance, January 1, 1997            9,237         $92         $27,991           -      $      -


Net income for the year                 -           -               -           -             -
                             --------------------------------------------------------------------

Balance, December 31, 1997          9,237          92          27,991           -             -

Treasury stock acquired                 -           -               -         138        (1,175)
Foreign currency translation            -           -               -           -             -
Net income for the year                 -           -               -           -             -
                             --------------------------------------------------------------------

Balance, December 31, 1998          9,237          92          27,991         138        (1,175)

Treasury stock acquired                 -           -               -          23          (177)
Foreign currency translation            -           -               -           -             -
Net income for the year                 -           -               -           -             -
                             --------------------------------------------------------------------

Balance, December 31, 1999          9,237         $92         $27,991         161       $(1,352)
                             ====================================================================



                                              Accumulated
                                                 other               Total
                               Retained      comprehensive       stockholders'
                               Earnings          income              equity
                             ---------------------------------------------------

Balance, January 1, 1997          $ 9,339      $     -              $37,422


Net income for the year             8,470            -                8,470
                             ---------------------------------------------------

Balance, December 31, 1997         17,809            -               45,892

Treasury stock acquired                              -               (1,175)
Foreign currency translation            -         (246)                (246)
Net income for the year             8,109                             8,109
                             ---------------------------------------------------

Balance, December 31, 1998         25,918         (246)              52,580

Treasury stock acquired                 -            -                 (177)
Foreign currency translation            -          602                  602
Net income for the year             9,334            -                9,334
                             ---------------------------------------------------

Balance, December 31, 1999        $35,252      $   356              $62,339
                             ===================================================

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year ended December 31,
                            (amounts in thousands)



                                                                1997                1998                 1999
                                                            -------------      ---------------      -------------
Cash flows from operating activities:
 Net income                                                    $ 8,470             $  8,109             $ 9,334
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               2,044                4,060               6,538
     Deferred income taxes                                        (472)                 486                (486)
     Changes in assets and liabilities, net of effects
       of acquisitions:
          Accounts receivable                                   (1,197)              (3,453)             (5,167)
          Inventories                                           (2,716)              (3,289)             (4,174)
          Prepaid expenses and misc. receivables                   201                 (539)             (1,029)
          Other assets                                             (19)                (442)               (951)
          Accounts payable                                        (602)               1,003               5,062
          Accrued expenses                                        (820)                 786                 (40)
          Income taxes payable                                  (1,159)                (115)             (1,014)
                                                            ----------      ---------------      --------------

          Net cash provided by operating activities              3,730                6,606               8,073
                                                            ----------      ---------------      --------------

Cash flows from investing activities:
 Purchase of property and equipment                             (5,966)             (10,579)             (9,148)
 Proceeds from sale of property and equipment                        -                  585                   -
 Business acquisitions, net of cash acquired                    (2,747)             (23,965)                  -
 Contingent purchase payments related to the
   acquisition of Standby Electronics Corp.                          -                    -                (213)
 Purchases of investments                                       (7,316)                   -                   -
 Maturities of investments                                       7,071               11,651                   -
                                                            ----------      ---------------      --------------

          Net cash used in investing activities                 (8,958)             (22,308)             (9,361)
                                                            ----------      ---------------      --------------

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Year ended December 31,
                            (amounts in thousands)



                                                                  1997               1998               1999
                                                             --------------      -------------      --------------
Cash flows from financing activities:
 Repayment of debt                                              $  (195)          $ (4,712)               $(5,744)
 Proceeds from issuance of long-term debt                             -             24,661                  6,600
 Repayment of capital lease obligations                              73               (855)                (2,407)
 Purchase of treasury stock                                           -             (1,175)                  (177)
                                                          -------------      -------------      -----------------

       Net cash (used in) provided by financing
        activities                                                 (122)            17,919                 (1,728)
                                                          -------------      -------------      -----------------

Effect of exchange rates on cash                                      -               (229)                   (79)
                                                          -------------      -------------      -----------------

       (Decrease) increase in cash and cash equivalents          (5,350)             1,988                 (3,095)

Cash and cash equivalents, beginning of year                      9,190              3,840                  5,828
                                                          -------------      -------------      -----------------

Cash and cash equivalents, end of year                          $ 3,840           $  5,828                $ 2,733
                                                          =============      =============      =================

Cash paid during the year for:
 Interest (net of capitalized interest of $339 in 1998)         $   128           $  1,138                $ 2,654
                                                          =============      =============      =================

 Income taxes                                                   $ 5,753           $  4,974                $ 6,840
                                                          =============      =============      =================

Noncash investing and financing activities:
 Assets acquired under capital lease                            $   214           $  6,248                $ 3,898
                                                          =============      =============      =================

 Note received for property and equipment sold                  $     -           $    166                $     -
                                                          =============      =============      =================

 Fair value of assets acquired, including goodwill              $ 4,974           $ 42,675                $     -
 Note payable issued                                               (400)                 -                      -
 Cash paid                                                       (2,774)           (27,900)                     -
                                                          -------------      -------------      -----------------

 Liabilities assumed                                            $ 1,800           $ 14,775                $     -
                                                          =============      =============      =================

       The accompanying notes are an integral part of these statements.

                     CHANNELL COMMERCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


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

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)

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

Intangible Assets--The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 20 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 3 years. Amortization expense charged to income amounted to $137, $603 and $863 in 1997, 1998 and 1999, respectively.

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

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations:

                                          1997                               1998                                1999
                              ------------------------------      ------------------------------     ------------------------------
                                                      Per                                Per                                 Per
                                                     Share                              Share                               Share
                                Shares              Amount            Shares            Amount           Shares            Amount
                              ----------       -------------      ------------     -------------     ------------     -------------

    Basic income per
     share                         9,237               $ .92             9,199              $.88            9,094             $1.03
    Effect of dilutive
     stock options                    54                (.01)               31                 -               17              (.01)
                            ------------       -------------      ------------     -------------     ------------     -------------
    Diluted income per
     share                         9,291               $ .91             9,230              $.88            9,111             $1.02
                            ============       =============      ============     =============     ============     =============


The following options were not included in the computation of diluted income per share as a result of the options' exercise price exceeding the average market price of the common shares:

                                                        1997                    1998                    1999
                                                 -------------------     -------------------     -------------------
    Options to purchase shares of common
     stock                                               140                     626                     678
    Exercise prices                                    $13.25                  $11.00 -                $10.06 -
                                                                                $13.25                  $13.25
    Expiration dates                                 July 2007 -              July 2007 -             July 2007 -
                                                    October 2008             October 2008            October 2009

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

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Reclassifications-- Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the 1999 presentation.


NOTE C--INVENTORIES

  Inventories are summarized as follows:

                                                                 1998                    1999
                                                          -------------------     ------------------
     Raw materials                                                    $ 4,686                $ 7,666
     Work-in-process                                                    2,312                  2,641
     Finished goods                                                     7,994                  9,142
                                                          -------------------     ------------------

                                                                      $14,992                $19,449
                                                          ===================     ==================


NOTE D--PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows:

                                                                                                             Estimated
                                                                                                              useful
                                                                1998                   1999                    lives
                                                             -----------            -----------         ------------------
  Machinery and equipment                                      $41,681                  $53,932              3-10 years
  Office furniture and equipment                                 2,222                    2,234              3 -7 years
  Leasehold improvements                                         2,556                    2,864             15-20 years
  Building and building improvements                             6,161                    7,161                30 years
  Land                                                           1,646                    1,646                      --
  Construction in progress                                         943                      404                      --
                                                             ---------               ----------
                                                                55,209                   68,242
  Less accumulated depreciation and amortization               (13,128)                 (18,790)
                                                             ---------               ----------
                                                               $42,081                  $49,452
                                                           ===========              ===========

Included in machinery and equipment is $7,157 and $10,061 of equipment under capital lease at December 31, 1998 and 1999, respectively. Accumulated amortization of assets under capital lease totaled $653 and $1,997 at December 31, 1998 and 1999, respectively. See Note H.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE E-- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                         1998                    1999
                                                                  -------------------     --------------------
     Accrued vacation                                                          $  549                   $  628
     Other                                                                      1,988                    1,869
                                                                  -------------------     --------------------

                                                                               $2,537                   $2,497
                                                                  ===================     ====================

NOTE F-- LONG-TERM DEBT
 Long-term debt consists of the following:

                                                                         1998                     1999
                                                                  --------------------     --------------------

 Senior revolving credit facility that provides for
 borrowings up to $30,000 ($25,000 at December 31,
 1998).  The outstanding balance bears interest,
 payable monthly, at a variable rate based on either
 the bank's base rate or the applicable LIBOR rate,
 depending on the nature of the borrowings.  At
 December 31, 1998 and 1999, the weighted average
 interest rate on outstanding borrowings was 6% and
 6.95%.  The loan is collateralized by substantially
 all of the Company's assets and up to 65% of the
 capital stock of the Company's subsidiaries.                                 $16,381                  $21,961
 The entire principal is payable on April 30, 2003.

 Note payable to financial institution payable in
 monthly principal and interest installments of $30
 with the unpaid principal and interest due on
 November 1, 2008.  The note bears interest at 6.85%
 and is collateralized by certain land and buildings.                           4,289                    4,221

 Note payable issued to an individual in connection
 with the acquisition of RMS Electronics, Inc. (Note
 J).  Principal is payable in three annual
 installments of $133 beginning January 1, 1999.
 Interest accrues at a rate equal to the Company's
 investment yield (effective rate of 5.75% at
 December 31, 1998 and 1999) and is payable quarterly.                            400                      267

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE F-- LONG-TERM DEBT--Continued

                                                                   1998                      1999
                                                           --------------------      --------------------
     Egerton Credit Facility                                      $ 8,667                   $ 3,926
                                                           --------------------      --------------------
                                                                   29,717                    30,375
     Less current maturities                                       (8,862)                   (4,135)
                                                           --------------------      --------------------
                                                                  $20,855                   $26,240
                                                           ====================      ====================

The senior revolving credit facility contains various financial and operating covenants which, among other things, imposes limitations on the company's ability to incur additional indebtedness, merge or consolidate, acquire fixed assets, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. In 1999, the Company exceeded the allowable capital expenditures limitations of the senior revolving credit facility. The Company obtained a waiver of the capital expenditure covenant.

The senior revolving credit facility includes an $8,000 multi-currency revolving commitment designed to provide working capital to the Company's international subsidiaries, as well as financing for international letters of credit and foreign exchange contracts.

The Company also had a separate credit facility available to its Egerton subsidiaries that includes an overdraft facility totaling approximately $5,000 plus the combined cash balances of those subsidiaries. Also included were facilities, totaling approximately $2,000, to provide financing for international letters of credit, forward exchange contracts, and other items. Outstanding borrowings (net of cash balances) bore interest at the bank's base rate (5.5% at December 31, 1999) plus a factor ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility was collateralized by the assets of the subsidiaries. In February 2000, the Egerton credit facility was repaid using additional borrowings from the senior revolving credit facility.

Long-term debt at December 31, 1999 matures as follows:

                Year                                                        Amount
        ---------------------                                        ---------------------
                2000                                                        $ 4,135
                2001                                                            211
                2002                                                             83
                2003                                                         22,050
                2004                                                             95
             Thereafter                                                       3,801
                                                                     ---------------------
                                                                            $30,375
                                                                     =====================

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE G--INCOME TAXES

The components of income taxes are as follows:

                                                    1997                    1998                    1999
                                             -------------------     --------------------    --------------------
       Current
        Federal                                    $4,275                  $3,796                  $5,011
        State                                       1,243                   1,123                     712
        Foreign                                       543                     344                     984
                                             -------------------     --------------------    --------------------

                                                    6,061                   5,263                   6,707
                                             -------------------     --------------------    --------------------
       Deferred
        Federal                                     (416)                     357                     369
        State                                         14                       78                      (6)
        Foreign                                      (70)                      51                    (849)
                                          -------------------     --------------------    --------------------

                                                    (472)                     486                    (486)
                                          -------------------     --------------------    --------------------

                                                  $5,589                   $5,749                  $6,221
                                          ===================     ====================    ====================


A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                                    1997                    1998                    1999
                                             -------------------     --------------------    --------------------

       U.S. Federal statutory rate                  34%                      34%                      34%
       State income taxes, net of
         federal tax benefit                         6                        6                        5
       Amortization of intangibles                   -                        1                        1
                                           -------------------      -------------------      -------------------
                                                    40%                      41%                      40%
                                           ===================      ===================      ===================

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE G--INCOME TAXES--Continued

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  1998                     1999
                                                          --------------------    ---------------------
     Assets
        Patents                                                  $1,051                   $  941
        Allowance for bad debts                                      33                       42
        Inventory capitalization                                    125                      255
        Vacation pay                                                235                      323
        State taxes                                                 237                       87
     Net operating loss carryforward-foreign operations               -                      990
                                                          --------------------    ---------------------

                                                                  1,681                    2,638
                                                          --------------------    ---------------------
  Liabilities
     Accelerated depreciation                                     1,336                    1,807
                                                          --------------------    ---------------------

         Net deferred tax asset                                  $  345                   $  831
                                                          ====================    =====================

The classification of the net deferred tax asset between current and non-current is as follows:

                                                                               1998                         1999
                                                                     -----------------------      ------------------------
  Net current asset                                                           $ 630                         $ 707
  Net long-term (liability) asset                                              (285)                          124
                                                                     -----------------------      ------------------------
         Net deferred tax asset                                               $ 345                         $ 831
                                                                     =======================      ========================

At December 31, 1999, the Company had $3,200 of international operating loss carryforwards with a potential tax benefit of $990. These loss carryforwards do not expire. Realization of the deferred tax asset is dependent upon generating sufficient taxable income. A valuation allowance was not recorded in 1999 because management believes it is more likely than not that all of the deferred tax assets will be realized.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE H--CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases. The leases expire on various dates through August 2003. Future minimum payments, by year, are as follows:

           Year
           ---

           2000                                       $ 3,457
           2001                                         3,121
           2002                                         2,043
           2003                                           611
                                                   ---------------
                                                        9,232
           Less amount representing interest           (1,546)
                                                   ---------------
                                                        7,686
           Less current maturities                     (2,608)
                                                    ---------------
                                                      $ 5,078
                                                    ===============


NOTE I--STOCKHOLDERS' EQUITY

In July 1996, the Company adopted the 1996 Incentive Stock Plan (the Plan), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company's common stock. The options have a term of ten years and generally become fully vested by the end of the third year. In May 1999, the Plan was amended to increase the authorized number of shares issued to 1,500.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost has not been significant for 1997, 1998 and 1999.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE I--STOCKHOLDERS' EQUITY--Continued


Plan transactions are as follows:

                                          1997                                1998                              1999
                             --------------------------------      ------------------------------     ----------------------------
                                                    Weighted                            Weighted                         Weighted
                                                    average                             average                          average
                                                    exercise                            exercise                         exercise
                                 Shares              price             Shares            price           Shares           price
                             --------------       -----------      ------------      ----------       ------------       ---------

  Options outstanding
   January 1,                     513               $11.00               636             $11.49            703             $11.22
  Granted                         165                12.91               114               9.83             98              10.17
  Exercised                        --                   --                --                 --             --                 --
  Canceled                        (42)               11.00               (47)             11.33            (33)             11.52
                             --------------       -------------      ------------      ----------      ------------      ---------
  Options outstanding
    December 31,                  636               $11.49               703             $11.22            768             $10.86
                             ==============                          ============                      ============      =========

  Options available for
    grant at December 31,         114                                     47                               732


Weighted average fair value of options granted during the year are as follows:

                                                            1997             1998              1999
                                                       -------------    --------------    --------------

  Exercise price is below market price at date of          $6.75               --                --
     grant
  Exercise price equals market price at date of            $5.90             $3.93             $4.07
      grant

The range of exercise prices of options outstanding at December 31, 1999 is $8.38 to $13.25 and the options have a weighted average remaining contractual life of 7 years. At December 31, 1999, 559 of the 768 options outstanding are exercisable by the optionee.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE I--STOCKHOLDERS' EQUITY--Continued

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              1997              1998              1999
                                                          -------------      -----------       -----------
   Expected life (years)                                    5 years           5 years             5 years
     Risk-free interest rate                                  6.25%             5.5%                5.5%
     Expected volatility                                        40%              35%                 35%
     Expected dividend yield                                    --               --                  --

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net income and income per share would have been:

                                                                                                     Net income per share
                                                                      Net                  ---------------------------------------
                                                                    Income                       Basic                Diluted
                                                              --------------------         ----------------     ------------------
       1997
         As reported                                                 $8,470                     $.92                   $.91
         Pro forma                                                    7,812                     $.85                   $.84
       1998
         As reported                                                 $8,109                     $.88                   $.88
         Pro forma                                                    7,286                     $.79                   $.79
       1999
         As reported                                                 $9,334                    $1.03                  $1.02
         Pro forma                                                    9,001                    $ .99                  $ .98

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE J--ACQUISITIONS

During 1997 and 1998, the Company acquired the entities described below. The acquisitions were accounted for by the purchase method of accounting:

RMS Electronics, Inc.--On January 2, 1997, the Company acquired substantially all of the assets of RMS Electronics, Inc. and an affiliated company, RMS - UK Limited (collectively referred to as "RMS") for $2,695, including acquisition costs. The purchase price consisted of $2,295 in cash and the remainder through the issuance of a promissory note (Note E). RMS is a designer, importer and distributor of passive electronic products and devices for various segments of the telecommunications industry. These devices are typically used in conjunction with the Company's enclosure products. The excess of the purchase price over the fair values of the net assets acquired was $1,134 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years. Other intangible assets acquired in connection with the acquisition totaled $100 and are being amortized over three years.

Standby Electronics Corp.--On June 30, 1997, the Company acquired 100% of the outstanding shares of Standby Electronics Corp. ("Standby"), a designer and supplier of metal-fabricated enclosures to house advanced electronics fiber optic cable and power systems for telecommunications networks, for $479. In addition, the purchase agreement provided for additional consideration of up to $300 to be paid over three years, contingent upon Standby achieving specified revenue levels over the three year period. The excess of the purchase price (excluding the contingent consideration) over the fair values of the net assets acquired was $552 and has been recorded as goodwill, which is being amortized on
a straight-line basis over fifteen years.   In 1999, a final contingent purchase
payment of $213 was made resulting in an increase in the recorded goodwill.

A.C. Egerton (Holdings) PLC--On May 1, 1998, the Company acquired 100% of the outstanding common stock of A.C. Egerton (Holdings) PLC ("Egerton"), a public limited company incorporated in England and Wales. Egerton is a manufacturer of outside plant splicing and terminating products for both optical fiber and copper applications used in the telecommunications industry. The purchase price, paid in cash, amounted to $27,900, including $1,325 of acquisition costs. The fair value of tangible assets acquired in excess of liabilities assumed amounted to $13,847, which resulted in goodwill in the amount of $14,053. The final appraisal of the property and equipment acquired was completed in the forth quarter of 1998, resulting in adjustments to Egerton's property and equipment and goodwill and the related depreciation and amortization. The effect of recording these adjustments was to increase net income for the fourth quarter of 1998 by $435 ($.05 per share). Goodwill is being amortized on the straight-line basis over twenty years.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE J--ACQUISITIONS--Continued

The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisition of Egerton had occurred January 1, 1997.

                                              1997                1998
                                        ---------------     -----------------

   Net sales                                $94,088             $101,798
   Net income                                 7,786                6,798
   Income per share (basic and diluted)     $   .84             $    .74


These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as additional amortization expense of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition of Egerton been effective January 1, 1997, or of future results of operations of the consolidated entities.


NOTE K--RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after one year of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of income include expenses of $40, $174 and $193 which have been incurred for the plans for the years ended December 31, 1997, 1998 and 1999, respectively.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE L--RELATED PARTY TRANSACTIONS

The Company leases a portion of its facilities in Temecula, California from the Company's Chairman of the Board and Chief Executive Officer. The lease provides for payments of insurance, repairs, and maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms to 2015. Rent expense paid under the lease was $1,081, $1,103 and $1,127 for the years ended December 31, 1997, 1998 and 1999, respectively.

In 1997, the Company guaranteed debt of the Company's Chairman of the Board and Chief Executive Officer of approximately $2,700. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the guarantee is expected to decline over a 20 year period before expiring in 2016. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

At December 31, 1999, the Company had advances due from employees totaling $617 included in miscellaneous receivables. Employee advances are noninterest bearing and due by June 30, 2000.

NOTE M--COMMITMENTS

The Company leases equipment and manufacturing and office space under several operating leases expiring through 2005. Rent expense under all operating leases amounted to $1,081, $1,777 and $2,182 for the years ended December 31, 1997, 1998 and 1999, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 1999, including the operating lease with the related party discussed in Note L, are as follows:

                Year                                                      Amount
------------------------------------                              ---------------------
                2000                                                     $ 2,037
                2001                                                       1,897
                2002                                                       1,878
                2003                                                       1,845
                2004                                                       1,870
             Thereafter                                                    1,894
                                                                  ---------------------

                                                                         $11,421
                                                                  =====================


In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE N--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. At December 31, 1998, the amount of cash balances held in financial institutions outside of the United States was $4,621. Cash balances held in financial institutions outside of the United States was not significant at December 31, 1999. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

In 1999, one customer accounted for 10.2% of sales. In 1998, one customer accounted for 12.5% of sales and a second customer accounted for 11.7% of sales. In 1997, one customer accounted for 15.1% of sales and a second customer made up 10.0% of sales. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's base and their geographic dispersion. The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE O--SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information:

                                                          1997                 1998                 1999
                                                    ----------------     ----------------     ----------------
  Revenues from unrelated entities/(1)/:
    United States/(2)/                                       $51,299              $65,314             $ 80,020
    Europe/Middle East                                         3,057               16,230               19,030
    Canada                                                     5,587                5,136                5,148
    Australia/Asia                                                 -                6,030               16,482
                                                    ----------------     ----------------     ----------------
                                                             $59,943              $92,710             $120,680
                                                    ================     ================     ================
 Income from operations:
    United States                                            $12,074              $13,616             $ 18,382
    Europe/Middle East                                            51                  408               (2,780)
    Canada                                                     1,055                   80                  413
    Australia/Asia                                                 -                  830                2,190
                                                    ----------------     ----------------     ----------------
                                                             $13,180              $14,934             $ 18,205
                                                    ================     ================     ================
 Interest income:
    United States                                            $ 1,006              $   261             $     38
    Europe/Middle East                                             -                    5                    -
    Canada                                                         -                    -                    8
    Australia/Asia                                                 -                    -                    -
                                                    ----------------     ----------------     ----------------
                                                             $ 1,006              $   266             $     46
                                                    ================     ================     ================
Interest expense:
  United States                                              $    97              $   875             $  2,348
  Europe/Middle East                                              30                  462                  338
  Canada                                                           -                    -                    -
  Australia/Asia                                                   -                    5                   10
                                                    ----------------     ----------------     ----------------
                                                             $   127              $ 1,342             $  2,696
                                                    ================     ================     ================

  (1)Inter-geographic revenues were not significant.

  (2)Includes export sales of approximately $2,300, $1,700 and $1,043 in 1997, 1998 and 1999, respectively.

                     CHANNELL COMMERCIAL CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                    December 31, 1997, 1998 and 1999
              (amounts in thousands, except per share data)


NOTE O--SEGMENT AND GEOGRAPHIC INFORMATION--Continued

                                                            1997                1998                  1999
                                                     ----------------     ----------------      ----------------
Income tax expense (benefit):
  United States                                               $ 5,116              $ 5,354              $  6,086
  Europe/Middle East                                                -                  (99)                 (904)
  Canada                                                          473                   44                   193
  Australia/Asia                                                    -                  450                   846
                                                     ----------------     ----------------      ----------------
                                                              $ 5,589              $ 5,749              $  6,221
                                                     ================     ================      ================
Identifiable assets:
  United States                                               $45,866              $50,992              $ 60,860
  Europe/Middle East                                            1,807               32,464                35,009
  Canada                                                        2,952                2,577                 3,508
  Australia/Asia                                                    -               12,409                15,163
                                                     ----------------     ----------------      ----------------
                                                              $50,625              $98,442              $114,540
                                                     ================     ================      ================
Depreciation and amortization
  United States                                               $ 1,994              $ 2,560              $  4,090
  Europe/Middle East                                               22                1,029                 1,455
  Canada                                                           28                   78                   100
  Australia/Asia                                                    -                  393                   893
                                                     ----------------     ----------------      ----------------
                                                              $ 2,044              $ 4,060              $  6,538
                                                     ================     ================      ================
Capital expenditures:
  United States/(3)/                                          $ 5,785              $ 9,513              $  5,392
  Europe/Middle East                                               50                  684                 3,650
  Canada                                                          131                   90                   106
  Australia/Asia                                                    -                  292                     -
                                                     ----------------     ----------------      ----------------
                                                              $ 5,966              $10,579              $  9,148
                                                     ================     ================      ================

(3)Excludes assets acquired under capital leases of $214, $6,248 and $3,898 in 1997, 1998 and 1999, respectively.

NOTE P--QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1997, 1998 and 1999 follows:

                                                      First             Second            Third             Fourth
                                                     Quarter           Quarter           Quarter           Quarter
                                                 -------------     -------------     -------------     -------------

1997
    Net sales                                          $12,804           $15,664           $15,353           $16,122
    Gross profit                                         5,143             7,005             6,399             6,364
    Net income                                           1,387             2,538             2,289             2,256
    Income per share
       Basic                                               .15               .27               .25               .24
       Diluted                                             .15               .27               .24               .24

1998
    Net sales                                           15,704            23,108            27,159            26,739
    Gross profit                                         6,414             9,621            10,609             9,488
    Net income                                           1,547             2,293             2,335             1,934
    Income per share (basic and diluted)                   .17               .25               .25               .21

1999
    Net sales                                           24,698            31,315            32,938            31,729
    Gross profit                                         9,594            12,341            12,375            10,255
    Net income                                           1,710             2,718             2,823             2,083
    Income per share
       Basic                                              0.19              0.30              0.31              0.23
       Diluted                                            0.19              0.30              0.31              0.22

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

  RF (Radio Frequency): An electromagnetic wave frequency intermediate between audio frequencies and infrared frequencies used especially in wireless telecommunications and CATV transmission.