Form 10-Q
period 2000-03-31
CHANNELL COMMERCIAL CORP
filed 2000-05-12
CIK 1013696

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                 (909) 719-2600
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

     9,081,000 shares of common stock of the Registrant were outstanding at March 31, 2000.

                                  CHANNELL COMMERCIAL CORPORATION

                           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                           (amounts in thousands, except per share data)

                                                                           Three months ended
                                                                               March 31,
                                                                           -------------------
                                                                             2000        1999
                                                                           -------     -------
Net sales                                                                 $32,250        $24,703
Cost of goods sold                                                         21,009         15,104
                                                                          -------        -------
              Gross profit                                                 11,241          9,599
Operating expenses
              Selling                                                       3,985          3,335
              General and administrative                                    3,156          2,253
              Research and development                                        610            627
                                                                          -------        -------
                                                                            7,751          6,215
                                                                          -------        -------
              Income from operations                                        3,490          3,384

Interest income (expense), net                                               (603)          (537)
                                                                          -------        -------

              Income before income taxes                                    2,887          2,847

Income taxes                                                                1,276          1,137
                                                                          -------        -------
              Net income                                                  $ 1,611        $ 1,710
                                                                          =======        =======

              Net income per share

                          Basic                                           $  0.18        $  0.19
                                                                          =======        =======

                          Diluted                                         $  0.17        $  0.19
                                                                          =======        =======

Net income                                                                $ 1,611        $ 1,710

Other comprehensive income, net of tax
     Foreign currency translation adjustments                                (772)             5
                                                                          -------        -------

Comprehensive net income                                                  $   839        $ 1,715
                                                                          =======        =======

                                                                                                 Page 1 of 10

                                       CHANNELL COMMERCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            (amounts in thousands)

                                                                                           Mar. 31,         Dec. 31,
                                                                                             2000             1999
                                                                                          ---------        ---------
ASSETS
     Current assets
              Cash and cash equivalents                                                    $ 2,142           $ 2,733
              Accounts receivable, net                                                      23,346            23,235
              Inventories                                                                   18,338            19,449
              Deferred income taxes                                                            776               707
              Prepaid expenses                                                               2,439             2,294
              Income taxes receivable                                                          309               389
                                                                                         ---------         ---------
                          Total current assets                                              47,350            48,807

     Property and equipment at cost, net                                                    50,500            49,452

     Deferred income taxes                                                                      --               124

     Intangible assets, net                                                                 14,239            14,450

     Other assets                                                                            1,759             1,707
                                                                                         ---------         ---------
                                                                                         $ 113,848         $ 114,540
                                                                                         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
              Accounts payable                                                             $ 7,628           $11,643
              Short term debt (including current maturities of long term debt)                 470             4,135
              Current maturities of capital lease obligations                                2,859             2,608
              Accrued expenses                                                               1,954             2,497
              Income taxes payable                                                           2,018                --
                                                                                         ---------         ---------
                          Total current liabilities                                         14,929            20,883
                                                                                         =========         =========
     Long term debt, less current maturities                                                31,547            26,240

     Capital lease obligations, less current maturities                                      4,149             5,078

     Stockholders' equity
              Preferred stock                                                                   --                --
              Common stock, par value $.01 per share, authorized --
                          19,000 shares; issued - 9,242 shares; 9,081 outstanding at
                          March 31, 2000; 9,076 outstanding at December 31, 1999-               92                92
              Additional paid-in capital                                                    28,036            27,991
              Treasury stock - 161 shares                                                   (1,352)           (1,352)
              Retained earnings                                                             36,863            35,252
              Accumulated other comprehensive income -
                   Foreign currency translation                                               (416)              356
                                                                                         ---------         ---------
              Total stockholders' equity                                                    63,223            62,339
                                                                                         ---------         ---------
              Total liabilities and stockholders' equity                                 $ 113,848         $ 114,540
                                                                                         =========         =========

                                                                                                        Page 2 of 10

                                                CHANNELL COMMERCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                     (amounts in thousands)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                     2000       1999
                                                                                   --------  ---------
Cash flows from operating activities:
              Net income                                                           $ 1,611      $ 1,710
                          Depreciation and amortization                              1,881        1,424
                          Deferred income taxes                                         55          (16)
              Change in assets and liabilities:
                  (Increase) decrease in assets:
                          Accounts receivable                                         (111)       1,543
                          Inventories                                                1,111       (1,418)
                          Prepaid expenses                                            (145)         460
                          Other                                                         80          (16)
                  Increase (decrease) in liabilities:
                          Accounts payable                                          (4,015)      (1,691)
                          Accrued expenses                                            (543)       1,048
                          Income taxes payable                                       2,018          641
                                                                                   -------      -------

Net cash provided by operating activities                                            1,942        3,685
                                                                                   -------      -------

Cash flows from investing activities:
              Acquisition of property and equipment                                 (2,770)      (1,680)
              Dispositions of property and equipment                                    28           27
                                                                                   -------      -------

Net cash used in investing activities                                               (2,742)      (1,653)
                                                                                   -------      -------

Cash flows from financing activities:
              Increase (repayment) of debt                                           1,642       (4,463)
              Repayment of obligations under capital lease                            (678)        (191)
              Exercise of stock options                                                 17           --
                                                                                   -------      -------

Net cash provided (used) in financing activities                                       981       (4,654)
                                                                                   -------      -------

Effect of exchange rates on cash                                                      (772)           5
                                                                                   -------      -------

Increase (decrease) in cash and cash equivalents                                      (591)      (2,617)

Cash and cash equivalents, beginning of period                                       2,733        5,828
                                                                                   -------      -------

Cash and cash equivalents, end of period                                           $ 2,142      $ 3,211
                                                                                   =======      =======

Cash paid during the period for:
              Interest                                                             $   512      $   376
                                                                                   =======      =======
              Income taxes                                                         $   173      $   338
                                                                                   =======      =======

                                                                                                             Page 3 of 10

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                            March 31, 2000 and 1999

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated statements of income for the three-months ended March 31, 2000 and 1999, (b) the consolidated balance sheets at March 31, 2000, and (c) the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been made. The results for the three-month period ended March 31, 2000, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                              March 31,
                                                                2000
                                                       --------------------
        Raw Materials                                        $   9,239
        Work-in-Process                                          2,356
        Finished Goods                                           6,743
                                                       --------------------
                                                             $  18,338
                                                       ====================


3. Income per share: Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the quarters ending March 31st:

                               2000                           1999
                    --------------------------     --------------------------
                                        Per                            Per
                                       Share                          Share
                         Shares       Amount            Shares       Amount
                        -------      -------           -------      -------
Basic income per
 share                    9,078        $ .18             9,099        $ .19
Effect of dilutive
 stock options              230         (.01)               --           --
                        -------      -------           -------      -------
Diluted income per
 share                    9,308        $ .17             9,099        $ .19
                        =======      =======           =======      =======

    The following options were not included in the computation of diluted income per share as a result of the options' exercise price exceeding the average market price of the common shares:

                                               2000                  1999
                                        ------------------    ------------------
Options to purchase shares of
 common stock                                   --                    678

Exercise price                                  --              $10.06 - 13.25
                                                                   July 2007 -
Expiration dates                                --               October 2009

4. The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the three-month periods ended March 31, 2000 and 1999.

                                                   Three Months Ended
                                                        March 31,
                                          ---------------------------------
                                                2000               1999
                                             ----------         ----------
Revenues from unrelated entities:
United States                                 $  22,556          $  16,321
Europe/Middle East                                5,835              3,602
Canada                                            1,138                834
Australia/Asia                                    2,721              3,941
                                          -------------       ------------
                                              $  32,250          $  24,698
                                          =============       ============

Income from operations:
United States                                 $   4,388          $   3,036
Europe/Middle East                                 (513)              (625)
Canada                                               57                126
Australia/Asia                                     (442)               847
                                          -------------      -------------
                                              $   3,490          $   3,384
                                          =============      =============

    There has not been any significant change in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1999.

Part I - Financial Information

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended March 31, 2000 With the Three Months Ended March 31, 1999

     Net Sales. Net sales increased $7.6 million or 30.6% from $24.7 million in the first three months of 1999 to $32.3 million in the first three months of 2000, as a result of increased sales of telecommunications enclosure and component products in both the domestic and international markets.

Domestic net sales increased $6.3 million or 38.7% from $16.3 million in the first three months of 1999 to $22.6 million in the first three months of 2000, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements. International net sales increased $1.3 million or 15.5% from $8.4 million in the first three months of 1999 to $9.7 million in the first three months of 2000 as a result of increased sales of $2.2 million in Europe/Middle East and $0.3 million in Canada offset by decreased sales of $1.2 million in Australia/Asia.

     Gross Profit. Gross profit increased $1.6 million or 16.7% from $9.6 million in the first three months of 1999 to $11.2 million in the first three months of 2000. Of this improvement, $2.8 million was attributable to increased sales volume of the Company's telecommunications enclosure and component products, while gross profit decreased $1.2 million on international sales. Gross margin decreased from 38.9% to 34.9% during the comparable periods primarily due to a 16.2% margin contribution from international revenues. The decline is a result of margin contributions of 14.5%, 33.0% and 9.8% in Europe / Middle East, Canada and Australia / Asia respectively. The gross margin on the Company's domestic telecommunications enclosure and component products increased slightly from 42.3% the first quarter of 1999 to 42.9% in the first quarter of 2000.

     Selling. Selling expense increased $0.7 million or 21.2% from $3.3 million in the first three months of 1999 to $4.0 million in the first three months of 2000, primarily as a result of $0.3 million in increased payroll and related expenses associated with staffing to support increased sales and marketing activities worldwide. Advertising and marketing expenses increased $0.2 million and freight expense increased $0.2 million as a result of increased sales for the quarter. As a percentage of net sales, selling expense decreased from 13.4% in the 1999 period to 12.4% in the 2000 period.

    General and Administrative. General and administrative expenses increased $0.9 million or 39.1% from $2.3 million in the first quarter of 1999 to $3.2 million in the first quarter of 2000. The increase is primarily as a result of the completion of the new business information system using i2 Rhythm Factory Planner, Oracle ERP software and associated hardware in the fourth quarter of 1999. As a result of this program completion, depreciation expense in the first quarter of 2000 increased by $0.2 million over the first quarter of 1999. Business information system expenses increased in the first quarter of 2000 by $0.4 million over the first quarter of 1999 in support of the completed program. Wages and related payroll expenses increased $0.3 million. As a percentage of net sales, general and administrative expenses increased from 9.3% in the 1999 period to 9.9% in the 2000 period.

     Research and Development. Research and development expenses were $0.6 million in the first three months of both 1999 and 2000. As a percentage of net sales, research and development expense decreased from 2.4% in the 1999 period to 2.0% in the 2000 period.

     Income from Operations. As a result of the items discussed above, income from operations increased $0.1 million or 2.9% from $3.4 million in the first three months of 1999 to $3.5 million in the first three months of 2000, while operating margin decreased from 13.8% to 10.8%.

     Income Taxes. Income taxes increased $0.2 million or 18.2% from $1.1 million to $1.3 million in the first three months of 2000. The net effective tax rate increased from 40.6% in 1999 to 44.2% in 2000, due primarily to an increase in income derived from higher tax rate countries in the first quarter of 2000 as compared to lower tax rate countries in the first quarter of 1999 and the decrease in available state tax credits due to decreased capital expenditures in California.

Liquidity and Capital Resources

  Net cash provided by operating activities was $3.7 million and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used in financing activities was $4.7 million for the three months ended March 31, 1999 and net cash provided by financing activities was $1.0 million for the three months ended March 31, 2000. Net cash used in investing activities was $1.7 million and $2.7 million for the periods ending March 31, 1999 and 2000, respectively.

  Accounts receivable increased from $23.2 million at December 31, 1999, to $23.3 million at March 31, 2000, as a result of slightly higher sales in the first quarter of 2000 as compared to the fourth quarter of 1999. Inventories decreased from $19.4 million at December 31, 1999, to $18.3 million at March 31, 2000, primarily as a result of improved inventory management from the newly installed business information system.

     The Company made capital expenditures of $1.7 million and $2.8 million for the first three months of 1999 and 2000.

     The Company, in the fourth quarter of 1999, amended its Senior Revolving Loan Agreement ("Revolving Facility") with a bank which provided funds for the Egerton acquisition, as well as for working capital and equipment acquisition purposes. The Revolving Facility is in the amount of $30.0 million of which $27.4 million had been drawn down as of March 31, 2000. The outstanding balance bears interest payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowing. At March 31, 2000, the weighted average interest rate was 7.61%. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

     The Company also had a credit facility available to the Egerton subsidiaries, which included an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries. The facility also included approximately $2.0 million to provide financing for international letters of credit, forward exchange contracts and other items. The outstanding balance (net of cash balances) bear interest at the bank's base rate plus a spread ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility was collateralized by the assets of the subsidiaries. In February 2000, the Egerton facility was repaid using additional borrowings from the Revolving Facility.

     In view of the substantial increase in the Company's revenue in the first quarter of 2000 over the first quarter of 1999 and the Company's historical pattern of significant higher revenues in both the second and third quarters as compared to the first quarter, the Company is currently negotiating an increase to the Revolving Facility to allow for incremental capital expenditures and working capital requirements necessitated by revenue growth. The Company believes that cash flow from operations, coupled with borrowings under an increased credit facility will be sufficient to fund the Company's capital expenditure and working capital requirements through 2000.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, integration of acquired businesses and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 filed with the Securities and Exchange Commission.

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

  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.20  Letter Agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter Agreement regarding employment, John B. Kaiser (2)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  11     Computation of Proforma Income per Share (2)
  27     Financial Data Schedule (6)
(b)Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended March 31, 2000.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Filed herewith.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)


Dated:  May 8, 2000                By: /s/ Gary W. Baker
                                      ----------------------------------
                                   Gary W. Baker
                                   Vice President, Finance