Form 10-Q/A
period 2000-03-31
CHANNELL COMMERCIAL CORP
filed 2000-05-23
CIK 1013696

                                  FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 CURRENT REPORT


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000

Date of Report:  May 22, 2000



                        CHANNELL COMMERCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                  0-28582               95-2453261
--------                                  -------               ----------
(State or other jurisdiction        (Commission File No.)    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                     26040 Ynez Road, Temecula, California
                    (Address of principal executive offices)

                                     92591
                                   (Zip Code)

                                 (909) 719-2600
              (Registrant's telephone number, including area code)

Part 1 FINANCIAL INFORMATION, Items 1 and 2, of the Registrant's Current Report on Form 10-Q (filed on May 12, 2000), event date March 31, 2000, is amended to read in its entirety as follows:

                        CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                 (amounts in thousands, except per share data)

                                                                          Three months ended
                                                                              March 31,
                                                                        ----------------------
                                                                          2000          1999
                                                                        ---------     --------
Net sales                                                                 $32,250       $24,703
Cost of goods sold                                                         21,009        15,104
                                                                          -------       -------

              Gross profit                                                 11,241         9,599
Operating expenses
              Selling                                                       3,985         3,335
              General and administrative                                    3,156         2,253
              Research and development                                        610           627
                                                                          -------       -------
                                                                            7,751         6,215
                                                                          -------       -------
              Income from operations                                        3,490         3,384

Interest income (expense), net                                               (603)         (537)
                                                                          -------       -------
              Income before income taxes                                    2,887         2,847

Income taxes                                                                1,276         1,137
                                                                          -------       -------
              Net income                                                  $ 1,611       $ 1,710
                                                                          =======       =======
              Net income per share

                          Basic                                           $  0.18       $  0.19
                                                                          =======       =======
                          Diluted                                         $  0.17       $  0.19
                                                                          =======       =======
Net income                                                                $ 1,611       $ 1,710

Other comprehensive income, net of tax
     Foreign currency translation adjustments                                (772)            5
                                                                          -------       -------
Comprehensive net income                                                  $   839       $ 1,715
                                                                          =======       =======

                         CHANNELL COMMERCIAL CORPORATION

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                             (amounts in thousands)

                                                                                             Mar. 31,              Dec. 31,
                                                                                               2000                  1999
                                                                                             ----------            ----------
ASSETS
     Current assets
              Cash and cash equivalents                                                       $   2,142             $   2,733
              Accounts receivable, net                                                           23,346                23,235
              Inventories                                                                        18,338                19,449
              Deferred income taxes                                                                 622                   707
              Prepaid expenses                                                                    2,439                 2,294
              Income taxes receivable                                                               309                   389
                                                                                              ---------             ---------
                          Total current assets                                                   47,196                48,807

     Property and equipment at cost, net                                                         50,500                49,452

     Deferred income taxes                                                                          154                   124

     Intangible assets, net                                                                      14,239                14,450

     Other assets                                                                                 1,759                 1,707
                                                                                              ---------             ---------
                                                                                              $ 113,848             $ 114,540
                                                                                              =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
              Accounts payable                                                                $   7,628             $  11,643
              Short term debt (including current maturities of long term debt)                      470                 4,135
              Current maturities of capital lease obligations                                     2,859                 2,608
              Accrued expenses                                                                    1,954                 2,497
              Income taxes payable                                                                2,018                    --
                                                                                              ---------             ---------
                          Total current liabilities                                              14,929                20,883
                                                                                              ---------             ---------
     Long term debt, less current maturities                                                     31,547                26,240

     Capital lease obligations, less current maturities                                           4,149                 5,078

     Stockholders' equity
              Preferred stock                                                                        --                    --
              Common stock, par value $.01 per share, authorized --
                          19,000 shares; issued - 9,242 shares at March 31, 2000
                          and 9,237 at December 31, 1999; 9,081 outstanding at
                          March 31, 2000; 9,076 outstanding at December 31, 1999                     92                    92
              Additional paid-in capital                                                         28,036                27,991
              Treasury stock - 161 shares                                                        (1,352)               (1,352)
              Retained earnings                                                                  36,863                35,252
              Accumulated other comprehensive income -
                   Foreign currency translation                                                    (416)                  356
                                                                                              ---------             ---------
              Total stockholders' equity                                                         63,223                62,339
                                                                                              ---------             ---------
              Total liabilities and stockholders' equity                                      $ 113,848             $ 114,540
                                                                                              =========             =========

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (amounts in thousands)


                                                                                 Three months ended
                                                                                      March 31,
                                                                                -----------------------
                                                                                   2000          1999
                                                                                 ---------     --------
Cash flows from operating activities:
              Net income                                                         $ 1,611       $ 1,710
                          Depreciation and amortization                            1,881         1,424
                          Deferred income taxes                                      (72)          (16)
              Change in assets and liabilities:
                  (Increase) decrease in assets:
                          Accounts receivable                                       (342)        1,543
                          Inventories                                              1,135        (1,418)
                          Prepaid expenses                                           (68)          460
                          Other                                                      (52)          (16)
                  Increase (decrease) in liabilities:
                          Accounts payable                                        (4,015)       (1,691)
                          Accrued expenses                                          (543)        1,048
                          Income taxes payable                                     2,098           641
                                                                                 -------       -------
Net cash provided by operating activities                                          1,633         3,685
                                                                                 -------       -------

Cash flows from investing activities:
              Acquisition of property and equipment                               (2,745)       (1,680)
              Dispositions of property and equipment                                  28            27
                                                                                 -------       -------
Net cash used in investing activities                                             (2,717)       (1,653)
                                                                                 -------       -------
Cash flows from financing activities:
              Repayment of debt                                                   (3,926)       (4,463)
              Proceeds from issuance of long term debt                             5,568            --
              Repayment of obligations under capital lease                          (697)         (191)
              Exercise of stock options                                               45            --
                                                                                 -------       -------
Net cash provided (used) in financing activities                                     990        (4,654)
                                                                                 -------       -------
Effect of exchange rates on cash                                                    (497)            5
                                                                                 -------       -------
(Decrease) in cash and cash equivalents                                             (591)       (2,617)

Cash and cash equivalents, beginning of period                                     2,733         5,828
                                                                                 -------       -------

Cash and cash equivalents, end of period                                         $ 2,142       $ 3,211
                                                                                 =======       =======
Cash paid during the period for:
              Interest                                                           $   512       $   376
                                                                                 =======       =======
              Income taxes                                                       $   173       $   338
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

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                            March 31,
                             2000
                           ----------
Raw Materials               $ 9,239
Work-in-Process               2,356
Finished Goods                6,743
                           ----------
                            $18,338
                           ==========

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




                                 2000                         1999
                          -----------------             -------------------
                                      Per                            Per
                                     Share                          Share
                          Shares     Amount             Shares      Amount
                          ------     ------             ------      ------
Basic income per
    share                  9,078     $ .18               9,099       $.19
Effect of dilutive
    stock options            230      (.01)                 --         --
                           -----      -----              -----       ----
Diluted income per
    share                  9,308     $ .17               9,099       $.19
                           =====     =====               =====       ====

     The following options were not included in the computation of diluted income per share as a result of the options' exercise price exceeding the average market price of the common shares:


                                                  2000                 1999
                                                  ----                 ----
    Options to purchase shares of
    common stock                                  --                     678

    Exercise price                                --               $10.06 - $13.25
                                                                     July 2007 -
    Expiration dates                              --               October 2009

4. Segments: The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the three-month periods ended March 31, 2000 and 1999.

                                                   Three Months Ended
                                                        March 31,
                                                 --------------------------
                                                   2000              1999
                                                   ----              ----
Revenues from unrelated entities:
United States                                    $22,556            $16,326
Europe/Middle East                                 5,835              3,602
Canada                                             1,138                834
Australia/Asia                                     2,721              3,941
                                                 -------            -------
                                                 $32,250            $24,703
                                                 =======            =======

Income from operations:
United States                                    $ 4,388            $ 3,036
Europe/Middle East                                  (513)              (625)
Canada                                                57                126
Australia/Asia                                      (442)               847
                                                 -------            -------
                                                 $ 3,490            $ 3,384
                                                 =======            =======

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

     Domestic net sales increased $6.3 million or 38.7% from $16.3 million in the first three months of 1999 to $22.6 million in the first three months of 2000, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements. International net sales increased $1.3 million or 15.5% from $8.4 million in the first three months of 1999 to $9.7 million in the first three months of 2000 as a result of increased sales of $2.2 million in Europe / Middle East and $0.3 million in Canada offset by decreased sales of $1.2 million in Australia / Asia.

     Gross Profit. Gross profit increased $1.6 million or 16.7% from $9.6 million in the first three months of 1999 to $11.2 million in the first three months of 2000. Of this improvement, $2.8 million was attributable to increased sales volume of the Company's domestic telecommunications enclosure and component products, while gross profit decreased $1.2 million on international sales. Gross margin decreased from 38.9% to 34.9% during the comparable periods primarily due to a 16.2% margin contribution from international revenues. The decline is a result of margin contributions of 14.5%, 33.0% and 9.8% in Europe / Middle East, Canada and Australia / Asia respectively. The gross margin on the Company's domestic telecommunications enclosure and component products increased slightly from 42.3% the first quarter of 1999 to 42.9% in the first quarter of 2000.

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

     Accounts receivable increased from $23.2 million at December 31, 1999, to $23.3 million at March 31, 2000, as a result of slightly higher sales in the first quarter of 2000 as compared to the fourth quarter of 1999. Inventories decreased from $19.4 million at December 31, 1999, to $18.3 million at March 31, 2000, primarily as a result of improved inventory management from the newly installed business information system. Accounts payable decreased from $11.6 million at December 31, 1999 to $7.6 million at March 31, 2000 due to reduced inventory purchases in the first quarter of 2000 as compared to the fourth quarter of 1999, as well as additional bank financing to repay outstanding trade payables.

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


                                  CHANNELL COMMERCIAL CORPORATION
                                         (Registrant)


Dated: May 22, 2000               By: /s/ Gary W. Baker
                                      -----------------------------
                                      Gary W. Baker
                                      Vice President, Finance