Form 10-Q
period 2000-06-30
CHANNELL COMMERCIAL CORP
filed 2000-08-10
CIK 1013696

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____
                                              ---
         9,084,092 shares of common stock of the Registrant were outstanding at June 30, 2000.

                        CHANNELL COMMERCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                             Six months ended           Three months ended
                                                                 June 30,                    June 30,
                                                           --------------------        --------------------
                                                            2000         1999            2000         1999
                                                           --------  ----------        ---------  ---------
Net sales                                                  $ 67,972    $ 56,013        $ 35,722    $ 31,315
Cost of goods sold                                           42,847      34,073          21,838      18,974
                                                           --------    --------        --------    --------

              Gross profit                                   25,125      21,940          13,884      12,341

Operating expenses
              Selling                                         7,871       7,022           3,886       3,687
              General and administrative                      6,406       4,855           3,250       2,602
              Research and development                        1,305       1,315             695         688
                                                           --------    --------        --------    --------
                                                             15,582      13,192           7,831       6,977
                                                           --------    --------        --------    --------
              Income from operations                          9,543       8,748           6,053       5,364

Interest expense, net                                        (1,346)     (1,123)           (743)       (586)
                                                           --------    --------        --------    --------

              Income before income taxes                      8,197       7,625           5,310       4,778

Income taxes                                                  3,454       3,197           2,178       2,060
                                                           --------    --------        --------    --------

              Net income                                   $  4,743    $  4,428        $  3,132    $  2,718
                                                           ========    ========        ========    ========

              Net income per share

                          Basic                            $   0.52    $   0.49        $   0.34    $   0.30
                                                           ========    ========        ========    ========

                          Diluted                          $   0.51    $   0.49        $   0.34    $   0.30
                                                           ========    ========        ========    ========

Net income                                                 $  4,743    $  4,428        $  3,132    $  2,718

Other comprehensive income, net of tax
   Foreign currency translation adjustments                    (625)         80             147          75
                                                           --------    --------        --------    --------

Comprehensive net income                                   $  4,118    $  4,508        $  3,279    $  2,793
                                                           ========    ========        ========    ========

                         CHANNELL COMMERCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                             (amounts in thousands)

                                                                                      June 30,          Dec. 31,
                                                                                        2000              1999
                                                                                     ----------        ---------
ASSETS
     Current assets
             Cash and cash equivalents                                                $   1,050        $   2,733
              Accounts receivable, net                                                   25,082           23,235
              Inventories                                                                18,663           19,449
              Deferred income taxes                                                         848              707
              Prepaid expenses                                                            2,086            2,294
              Income taxes receivable                                                        --              389
                                                                                      ---------        ---------
                          Total current assets                                           47,729           48,807

     Property and equipment at cost, net                                                 52,323           49,452

     Deferred income taxes                                                                  509              124

     Intangible assets, net                                                              14,034           14,450

     Other assets                                                                         2,260            1,707
                                                                                      ---------        ---------
                                                                                      $ 116,855        $ 114,540
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities

              Accounts payable                                                        $   6,877        $  11,643
              Short term debt (including current maturities of long term debt)              208            4,135
              Current maturities of capital lease obligations                             2,860            2,608
              Accrued expenses                                                            2,182            2,497
              Income taxes payable                                                          803               --
                                                                                      ---------        ---------
                          Total current liabilities                                      12,930           20,883
                                                                                      ---------        ---------

     Long term debt, less current maturities                                             33,921           26,240

     Capital lease obligations, less current maturities                                   3,467            5,078

     Stockholders' equity
              Preferred stock                                                                --               --
              Common stock, par value $.01 per share, authorized --
                           19,000 shares; issued - 9,245 shares at June 30, 2000
                           and 9,237 at December 31, 1999; 9,084 outstanding at
                           June 30, 2000; 9,076 outstanding at December 31, 1999             92               92
               Additional paid-in capital                                                28,070           27,991
               Treasury stock - 161 shares                                               (1,352)          (1,352)
               Retained earnings                                                         39,995           35,252
               Accumulated other comprehensive income -
                    Foreign currency translation                                           (268)             356
                                                                                      ---------        ---------
              Total stockholders' equity                                                 66,537           62,339
                                                                                      ---------        ---------
              Total liabilities and stockholders' equity                              $ 116,855        $ 114,540
                                                                                      =========        =========

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (amounts in thousands)

                                                                                    Six months ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                   2000            1999
                                                                                  -------         -------
Cash flows from operating activities:
              Net income                                                          $ 4,743         $ 4,428
                          Depreciation and amortization                             3,869           3,281
                          Deferred income taxes                                      (560)              2
              Change in assets and liabilities:
                  (Increase) decrease in assets:
                          Accounts receivable                                      (1,634)         (1,939)
                          Inventories                                               1,124          (2,211)
                          Prepaid expenses                                            237            (542)
                          Other                                                      (553)            276
                  Increase (decrease) in liabilities:
                          Accounts payable                                         (5,715)            452
                          Accrued expenses                                           (315)         (2,756)
                          Income taxes payable                                      1,191             237
                                                                                  -------         -------
Net cash provided by operating activities                                           2,387           1,228
                                                                                  -------         -------

Cash flows from investing activities:
              Acquisition of property and equipment                                (6,324)         (5,679)
                                                                                  -------         -------
Net cash used in investing activities                                              (6,324)         (5,679)
                                                                                  -------         -------

Cash flows from financing activities:
              Repayment of debt                                                    (4,150)           (412)
              Proceeds from issuance of long term debt                              7,772            --
              Acquisition (Repayment) of obligations under capital lease           (1,353)            796
              Exercise of stock options                                                79            --
                                                                                  -------         -------
Net cash provided by financing activities                                           2,348             384
                                                                                  -------         -------
Effect of exchange rates on cash                                                      (94)             80
                                                                                  -------         -------
Decrease in cash and cash equivalents                                              (1,683)         (3,987)

Cash and cash equivalents, beginning of period                                      2,733           5,828
                                                                                  -------         -------
Cash and cash equivalents, end of period                                          $ 1,050         $ 1,841
                                                                                  =======         =======

Cash paid during the period for:
              Interest                                                            $ 1,385         $   902
                                                                                  =======         =======
              Income taxes                                                        $ 3,810         $ 2,881
                                                                                  =======         =======

                         CHANNELL COMMERCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             June 30, 2000 and 1999

                  (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated statements of income for the six-months ended June 30, 2000 and 1999, (b) the consolidated balance sheets at June 30, 2000, and (c) the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999 have been made. The results for the six-month period ended June 30, 2000, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                 June 30,
                                                   2000
                                                ----------
          Raw Materials                           $ 7,994
          Work-in-Process                           2,536
          Finished Goods                            8,133
                                                  -------
                                                  $18,663
                                                  =======

3. Income per share: Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. For the quarters ended June 30, 2000 and 1999, the number of shares used in the diluted computation approximated the basic computations. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the six months ended June 30th:

                                        2000                 1999
                                  -----------------   -----------------
                                              Per                 Per
                                             Share               Share
                                  Shares     Amount   Shares     Amount
                                  ------     ------   ------     ------
          Basic income per
            Share                  9,080      $.52     9,099       $.49
          Effect of dilutive
            Stock options            150      (.01)        -          -
                                 -------     -----    ------      -----
          Diluted income per
            Share                  9,230      $.51     9,099       $.49
                                 =======     =====    ======      =====

     The following options were not included in the computation of diluted income per share for the six month period ended June 30, 2000, as a result of the options' exercise price exceeding the average market price of the common shares:

                                                2000              1999
                                                ----     ---------------------
     Options to purchase shares of
       common stock                               -              699,600

     Exercise price                               -           $9.63 - $13.25

     Expiration dates                             -       July 2007 - May 2009

4. Segments: Channell Commercial Corporation (the "Company") operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the six-month periods ended June 30, 2000 and 1999.

                                                  Six Months Ended
                                                       June 30,
                                                --------------------
                                                   2000       1999
                                                   ----       ----
          Revenues from unrelated entities:
          United States                         $ 48,229    $ 37,397
          Europe/Middle East                      10,842       7,518
          Canada                                   2,944       2,660
          Australia/Asia                           5,957       8,438
                                                --------    --------
                                                $ 67,972    $ 56,013
                                                ========    ========

          Income from operations:
          United States                         $ 11,460    $  7,527
          Europe/Middle East                      (1,774)     (1,210)
          Canada                                     384         542
          Australia/Asia                            (527)      1,889
                                                --------    --------
                                                $  9,543    $  8,748
                                                ========    ========

     There has not been any significant change in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1999.

5. Subsequent event: On July 21, 2000, the Company amended its Revolving Facility to allow for incremental capital expenditures and working capital requirements necessitated by revenue growth. The amendment increases the amount of the facility under the Credit Agreement from $30.0 million to $40.0 million and includes a $10.0 million term note payable December 31, 2003.

Part I - Financial Information

     Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Six Months Ended June 30, 2000 With the Six Months Ended June 30, 1999

          Net Sales. Net sales in the first six months of 2000 were $68.0 million, an increase of $12.0 million or 21.4% compared with the first six months of 1999. The increase resulted from higher sales in the U.S. of telecommunications enclosure products and increased sales in Europe / Middle East of cable television and fiber optic products.

          Domestic net sales were $48.2 million in the first six months of 2000, an increase of $10.8 million or 28.9% compared with the first six months of 1999. The increase is due to: 1) continued sales growth of enclosure products as a result of construction projects to upgrade cable networks for enhanced voice, data and video requirements, 2) increased volume to telephone service providers from contracts awarded during 1999, and, 3) increased sales of the Rhino product, a metal cabinet enclosure, primarily to telephone service providers.

          International net sales were $19.8 million in the first six months of 2000, an increase of $1.2 million or 6.5% compared with the first six months of 1999. Sales in Europe / Middle East increased 44.0% to $10.8 million primarily due to growth in RF products in Spain, Eastern Europe and Israel and fiber optics products in the U.K. and continental Europe. Sales in Canada increased 7.4% to $2.9 million due to growth in sales of the Rhino metal enclosure. These increases were partially offset by decreased sales in Australia / Asia. Australia / Asia sales declined $2.4 million in the first six months of 2000 to $6.0 million.

          Gross Profit. Gross profit in the first six months of 2000 was $25.1 million, an increase of $3.2 million or 14.6% compared to the first six months of 1999. Gross profits on domestic sales increased $5.3 million due to increased volume of the Company's domestic telecommunications enclosures and components in addition to higher productivity of labor and capital equipment in domestic operations.

          Gross profit decreased $2.1 million on international sales due to the lower volume in Australia / Asia, moving and rental expenses associated with a new facility in Australia and higher manufacturing support costs in the U.K. facility to improve equipment maintenance and throughput capacity.

          As a percentage of net sales, gross margin declined from 39.1% in the first six months 1999 to 36.9% in the first six months of 2000. The decline is the result of lower margin contributions on international sales, which decreased from 30.6% in the first six months of 1999 to 18.2% in the first six months of 2000. The gross margin on domestic products increased from 43.3% to 44.6% during the same periods. The reasons given above for the changes in gross margin dollars also apply to these percentage changes.

         Selling. Selling expenses were $7.9 million in the first six months of 2000, an increase of $0.9 million or 12.9% from the first six months of 1999. The increase is the result of additional staffing and support costs to increase selling activities primarily in Southern and Eastern Europe and the domestic telephone markets, as well as higher freight costs associated with the additional sales volume. As a percentage of net sales, selling expense decreased from 12.5% in the 1999 period to 11.6% in the 2000 period.

          General and Administrative. General and administrative expenses increased $1.5 million or 30.6% from $4.9 million in the first six months of 1999 to $6.4 million in the first six months of 2000. The increase resulted primarily from higher telecommunications and operating costs for information systems projects implemented in 1999, including Oracle ERP and i2 Rhythm Factory Planner. As a percentage of net sales, general and administrative expenses increased from 8.8% in the 1999 period to 9.4% in the 2000 period.

          Research and Development. Research and development expenses of $1.3 million in the first six months of 2000 were unchanged compared to first six months of 1999. As a percentage of net sales, research and development expenses declined from 2.3% in the first six months of 1999 to 1.9% in 2000.

          Income from Operations. As a result of the items discussed above, income from operations increased $0.8 million or 9.2% from $8.7 million in the first six months of 1999 to $9.5 million in the first six months of 2000, while operating margin decreased from 15.5% to 14.0%.

          Interest Expense, Net. Net interest expense in the first half of 2000 was $1.3 million, an increase of $0.2 million from the first six months of 1999. The increase was attributable to a higher average borrowing level to finance working capital and capital projects and a higher interest rate during the period.

          Income Taxes. The effective income tax rate of 42.7% in the first six months of 2000 was an increase from 42.1% in the first six months of 1999. The higher effective tax rate is due to an increase in the proportion of income derived from the domestic operations, which has a higher tax rate than international operations.

Comparison of the Three Months Ended June 30, 2000 With the Three Months Ended June 30, 1999

          Net Sales. Net sales in the second quarter of 2000 were $35.7 million, an increase of $4.4 million or 14.1% compared with the second quarter of 1999. The increase resulted from higher sales in the U.S. of telecommunications enclosure products and increased sales in Europe / Middle East of cable television and fiber optic products.

          Domestic net sales were $25.7 million in the second quarter of 2000, an increase of $4.6 million or 21.8% compared with the second quarter of 1999. The increase is due to continued growth in enclosure products used to upgrade cable and telephone networks for enhanced voice, data and video requirements.

          International net sales were $10.0 million in the second quarter of 2000, a decrease of $0.2 million compared to the second quarter of 1999. Sales in Europe / Middle East increased 28.2% to $5.0 million primarily due to growth in RF products in Spain, Eastern Europe and Israel, and fiber optics products in the U.K. and continental Europe. These increases were offset by decreased sales in Australia / Asia. Australia / Asia sales decreased $1.3 million or 28.9% from the second quarter of 1999 to $3.2 million in the second quarter of 2000.

          Gross Profit. Gross profit in the second quarter of 2000 was $13.9 million, an increase of $1.6 million or 13.0% compared to the second quarter of 1999. Of this improvement, $2.7 million was attributable to increased sales volume of the Company's domestic telecommunications products and higher labor and capital equipment productivity in domestic operations. Gross profit on international sales decreased by $1.1 million, primarily due to the lower sales volume in Australia.

          As a percentage of net sales, gross margin declined from 39.3% in the second quarter of 1999 to 38.9% in the second quarter of 2000. The decline is the result of lower margin percentages on international sales, which decreased from 30.4% in the second quarter of 1999 to 20.0% in the second quarter of 2000. The gross margin on domestic sales increased from 43.6% to 46.3% during the same periods primarily due to the higher labor and capital equipment productivity.

          Selling. Selling expenses were $3.9 million in the second quarter of 2000, an increase of $0.2 million or 5.4% from the second quarter of 1999. The increase is the result of additional staffing and support costs in Europe / Middle East to support increased selling activities in Southern and Eastern Europe. As a percentage of net sales, selling expense decreased from 11.8% in the 1999 period to 10.9% in the 2000 period.

          General and Administrative. General and administrative expenses increased $0.7 million or 26.9% from $2.6 million in the second quarter of 1999 to $3.3 million in the second quarter of 2000. The increase resulted primarily from higher telecommunications and operating costs for information systems projects implemented in 1999, including Oracle ERP and i2 Rhythm Factory Planner. Severance and recruitment costs in Europe / Middle East to restructure administrative duties also contributed to the increase. As a percentage of net sales, general and administrative expenses increased from 8.3% in the 1999 period to 9.2% in the 2000 period.

          Research and Development. Research and development expenses of $0.7 million in the second quarter of 2000 were unchanged compared to second quarter of 1999. As a percentage of net sales, research and development expenses decreased from 2.2% in the second quarter of 1999 to 2.0% in the second quarter of 2000.

          Income from Operations. As a result of the items discussed above, income from operations increased $0.7 million or 13.0% from $5.4 million in the second quarter of 1999 to $6.1 million in the second quarter of 2000. Operating margins decreased from 17.3% to 17.1%.

          Interest Expense, Net. Net interest expense in the second quarter of 2000 was $0.7 million, an increase of $0.1 million from the second quarter of 1999. The increase was attributable to a higher average borrowing levels to finance working capital and capital projects and a higher interest rate during the period.

          Income Taxes. The effective income tax rate of 41.5% in the second quarter of 2000 was a decrease from 43.8% in the second quarter of 1999. The lower tax rate is due to a projection of higher taxable income in lower tax jurisdictions.

Liquidity and Capital Resources

          Net cash provided by operating activities was $1.2 million and $2.4 million for the six months ended June 30, 1999 and 2000, respectively. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 1999 and net cash provided by financing activities was $2.3 million for the six months ended June 30, 2000. Net cash used in investing activities was $5.7 million and $6.3 million for the periods ending June 30, 1999 and 2000, respectively.

          Accounts receivable increased from $23.2 million at December 31, 1999, to $25.1 million at June 30, 2000, as a result of increased sales in the second quarter of 2000 as compared to the fourth quarter of 1999. Inventories decreased from $19.4 million at December 31, 1999, to $18.7 million at June 30, 2000, primarily as a result of increased sales in the second quarter of 2000 versus the fourth quarter of 1999, as well as improved inventory management from the Oracle information system. Accounts payable decreased from $11.6 million at December 31, 1999 to $6.9 million at June 30, 2000 due to payment of outstanding trade payables and reduced inventory purchases in the second quarter of 2000.

          The Company made capital expenditures of $6.3 million in the first six months of 2000 compared to $5.7 million in the same period of 1999.

          The Company has a Senior Revolving Loan Agreement ("Revolving Facility") with a bank which provided funds for the Egerton acquisition, as well as for working capital and equipment acquisition purposes. As of June 30, 2000, the Revolving Facility was in the amount of $30.0 million, of which $28.3 million had been drawn down. The outstanding balance bears interest payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowing. The weighted average interest rate was 7.64% for the second quarter of 2000. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

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

In view of the substantial increase in the Company's revenue in the first half of 2000, the Company amended its Revolving Facility to allow for incremental capital expenditures and working capital requirements necessitated by revenue growth. The amendment increases the amount of the facility under the Credit Agreement from $30.0 million to $40.0 million and includes a $10.0 million term note payable December 31, 2003.

The Company believes that cash flow from operations, coupled with borrowings under the increased Credit Facility will be sufficient to fund the Company's capital expenditure and working capital requirements through 2000.

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

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders of the Company held on May 8, 2000 in Temecula, California, 8,378,242 shares of the Company's Common Stock were present either in person or by proxies solicited by management to Regulation 14A under the Securities Exchange Act of 1934.

                  The Shareholders voted on the following matters:

                  To elect two directors to serve on the Company's Board of
                  Directors:

                                                         Number of Shares For           Number of Shares Withheld
                                                         --------------------           -------------------------
                   William H. Channell, Jr.                    8,371,907                          6,335
                   Richard A. Cude                             8,371,907                          6,335

                  Selection of Grant Thornton LLP as the Company's independent accountants for the year ending December 31, 2000:

                   Number of Shares For          Number of Shares Against            Number of Shares Withheld
                   --------------------          ------------------------            -------------------------
                         8,375,596                         1,520                                1,126

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  None

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

    10.8    Employment Agreement between the Company and William H. Channell,
            Sr. (1)
    10.9    Employment Agreement between the Company and William H. Channell,
            Jr. (1)
    10.10   Channell Commercial Corporation 1996 Performance-Based Annual
            Incentive Compensation Plan (1)
    10.11   Lease dated December 22, 1989 between the Company and William H.
            Channell, Sr., as amended (1)
    10.12   Lease dated May 29, 1996 between the Company and the Channell
            Family Trust (1)
    10.14   Lease dated September 24, 1997 between the Company and SCI North
            Carolina Limited Partnership (4)
    10.15   Lease dated November 2, 1989 between the Company and Meadowvale
            Court Property Management Ltd., as amended (1)
    10.16   Lease Agreement dated as of March 1, 1996 between Winthrop Resources
            Corp. and the Company (1)
    10.17   Form of Indemnity Agreement (1)
    10.18   Form of Agreement Regarding Intellectual Property (1)
    10.19   401(k) Plan of the Company (5)
    10.20   Letter Agreement regarding employment, Andrew M. Zogby (2)
    10.21   Letter Agreement regarding employment, John B. Kaiser (2)
    10.22   A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
    10.23   Amendment to Employment Agreement, William H. Channell Jr., dated
            December 31, 1998 (5)
    11      Computation of Proforma Income per Share (2)
    27      Financial Data Schedule (6)
(b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)


Dated:  August 10, 2000           By: /s/ Thomas Liguori
                                     ---------------------------
                                     Thomas Liguori
                                     Chief Financial Officer