Form 10-Q
period 2000-09-30
CHANNELL COMMERCIAL CORP
filed 2000-11-13
CIK 1013696

                                   FORM 10Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

     9,108 shares of common stock of the Registrant were outstanding at September 30, 2000.

                        CHANNELL COMMERCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)


                                             Nine months ended              Three months ended
                                                  Sept. 30,                     Sept. 30,
                                           -----------------------------------------------------
                                              2000         1999              2000        1999
                                           ------------  ----------      ------------ -----------

Net sales                                  $101,154      $  88,951       $ 33,182     $  32,938
Cost of goods sold                           63,504         54,641         20,657        20,563
                                           ------------  ----------      ------------ -----------
        Gross profit                         37,650         34,310         12,525        12,375
Commission income                                 -              8              -             3
                                           ------------  ----------      ------------ -----------
                                             37,650         34,318         12,525        12,378
                                           ------------  ----------      ------------ -----------
Operating expenses
        Selling                              12,031         10,859          4,160         3,837
        General and administrative            9,941          7,266          3,535         2,411
        Research and development              2,077          1,972            772           657
                                           ------------  ----------      ------------ -----------
                                             24,049         20,097          8,467         6,905
                                           ------------  ----------      ------------ -----------
        Income from operations               13,601         14,221          4,058         5,473

Interest income (expense), net               (1,863)        (1,581)          (517)         (458)
                                           ------------  ----------      ------------ -----------

        Income before income taxes           11,738         12,640          3,541         5,015

Income taxes                                  4,947          5,389          1,493         2,192
                                           ------------  ----------      ------------ -----------

        Net income                         $  6,791      $   7,251        $ 2,048     $   2,823
                                           ============  ==========      ============ ===========

        Net income per share

                Basic                      $   0.75      $    0.80        $  0.23     $    0.31
                                           ============  ==========       =========== ===========

                Diluted                    $   0.74      $    0.80        $  0.22     $    0.31
                                           ============  ==========       =========== ===========

Net income                                 $  6,791      $   7,251        $ 2,048     $   2,823

Other comprehensive income, net of tax
   Foreign currency translation adjustment   (1,221)            422          (597)           342
                                          ------------- -----------      ------------ -----------

Comprehensive net income                   $  5,570      $   7,673        $ 1,451     $   3,165
                                           ============  ==========       ===========  ==========


                        CHANNELL COMMERCIAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)


                                                                             Sep. 30,       Dec. 31,
                                                                              2000           1999
                                                                         ------------   ---------------
ASSETS
  Current assets
       Cash and cash equivalents                                         $    1,088     $     2,733
       Accounts receivable, net                                              25,056          23,235
       Inventories                                                           18,189          19,449
       Deferred income taxes                                                    905             707
       Prepaid expenses                                                       1,807           2,294
       Income taxes receivable                                                    -             389
                                                                         -----------    ---------------

                Total current assets                                         47,045          48,807

  Property and equipment at cost, net                                        51,444          49,452

  Deferred income taxes                                                         347             124

  Intangible assets, net                                                     13,450          14,450

  Other assets                                                                1,673           1,707
                                                                         ------------   ---------------

                                                                         $  113,959     $   114,540
                                                                         ============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
       Accounts payable                                                  $    3,713     $    11,643
       Short term debt (including current maturities of long term debt)          75           4,135
       Current maturities of capital lease obligations                        2,853           2,608
       Accrued expenses                                                       2,997           2,497
       Income taxes payable                                                     117               -
                                                                         ------------   ---------------

                Total current liabilities                                     9,755          20,883
                                                                         ------------   ---------------

   Long term debt, less current maturities                                   33,153          26,240

   Capital lease obligations, less current maturities                         2,798           5,078

   Stockholders' equity
       Preferred stock                                                            -               -
       Common stock, par value $.01 per share, authorized --
                19,000 shares; issued - 9,269 shares at Sep. 30, 2000
                and 9,237 at December 31, 1999; 9,108 outstanding at
                Sep. 30, 2000; 9,076 outstanding at December 31, 1999            92              92
       Additional paid-in capital                                            28,335          27,991
       Treasury stock - 161 shares                                           (1,352)         (1,352)
       Retained earnings                                                     42,043          35,252
       Accumulated other comprehensive income -
           Foreign currency translation                                        (865)            356
                                                                         ------------   ---------------

       Total stockholders' equity                                            68,253          62,339
                                                                         ------------   ---------------

       Total liabilities and stockholders' equity                        $  113,959     $   114,540
                                                                         =============  ===============

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                    Nine months ended
                                                                        Sep. 30,
                                                                -----------------------------
                                                                     2000          1999
                                                                -------------- --------------
Cash flows from operating activities:
        Net income                                              $     6,791    $    7,251
                Depreciation and amortization                         5,680         4,516
                Deferred income taxes                                  (441)           11
        Change in assets and liabilities:
            (Increase) decrease in assets:
                Accounts receivable                                  (1,161)       (5,970)
                Inventories                                           2,338        (3,491)
                Prepaid expenses                                        636          (996)
                Other                                                    34          (999)
            Increase (decrease) in liabilities:
                Accounts payable                                    (10,301)          856
                Accrued expenses                                        500         2,353
                Income taxes payable                                    506         1,356
                                                                -------------- --------------

Net cash provided by operating activities                             4,582         4,887
                                                                -------------- --------------

Cash flows from investing activities:
        Acquisition of property and equipment                        (7,046)       (9,660)
        Disposal of property and equipment                               28             -
                                                                -------------- --------------

Net cash used in investing activities                                (7,018)       (9,660)
                                                                -------------- --------------

Cash flows from financing activities:
        Repayment of debt                                            (7,052)       (4,077)
        Proceeds from issuance of long term debt                      9,771         2,600
        Acquisition (Repayment) of obligations under capital lea     (2,031)        1,538
        Exercise of stock options                                       344             -
                                                                -------------- --------------

Net cash provided by financing activities                             1,032            61
                                                                -------------- --------------

Effect of exchange rates on cash                                       (241)          422
                                                                -------------- --------------

Decrease in cash and cash equivalents                                (1,645)       (4,290)

Cash and cash equivalents, beginning of period                        2,733         5,828
                                                                -------------- --------------

Cash and cash equivalents, end of period                        $     1,088     $   1,538
                                                                ============== ==============

Cash paid during the period for:
        Interest                                                $     2,185     $   1,402
                                                                ============== ==============

        Income taxes                                            $     6,206     $   4,664
                                                                ============== ==============

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                          September 30, 2000 and 1999

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated statements of income for the nine-months ended September 30, 2000 and 1999, (b) the consolidated balance sheets at September 30, 2000, and (c) the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been made. The results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results for the entire year.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                                   September 30,
                                                       2000
                                                  --------------
          Raw Materials                             $ 8,473
          Work-in-Process                             2,734
          Finished Goods                              6,982
                                                  --------------
                                                    $18,189
                                                  ==============

3. Income per share: Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. For the quarters ended September 30, 2000 and 1999, the number of shares used in the diluted computation approximated the basic computations. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the nine-months ended September 30th:

                                  2000                      1999
                           -------------------       -------------------
                                         Per                       Per
                                        Share                     Share
                           Shares       Amount       Shares       Amount
                           ------       ------       ------       ------
Basic income per            9,087        $ .75        9,099         $.80
    Share
Effect of dilutive
    Stock options             135         (.01)           -            -
                            -----        -----        -----         ----
Diluted income per
    Share                   9,222        $ .74        9,099         $.80
                            =====        =====        =====         ====

4. Segments: Channell Commercial Corporation (the "Company") operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information for the nine-month periods ended September 30, 2000 and 1999.

                                                    Nine Months Ended
                                                      September 30,
                                          ---------------------------------
                                                 2000               1999
                                                 ----               ----
       Revenues from unrelated entities:
       United States                            $ 70,539            $59,585
       Europe/Middle East                         17,064             12,513
       Canada                                      4,947              3,842
       Australia/Asia                              8,604             13,011
                                          --------------     --------------
                                                $101,154            $88,951
                                          ==============     ==============

       Income from operations:
       United States                            $ 15,585            $14,007
       Europe/Middle East                         (1,884)            (2,809)
       Canada                                        789                578
       Australia/Asia                               (889)             2,445
                                          --------------     --------------
                                                $ 13,601            $14,221
                                          ==============     ==============

     There has not been any significant change in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 1999.

Part I - Financial Information

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Nine Months Ended September 30, 2000 With the Nine Months Ended September 30, 1999

     Net Sales. Net sales in the first nine months of 2000 were $ 101.2 million, an increase of $12.2 million or 13.7% compared with the first nine months of 1999. The increase resulted from higher sales volume in the U.S., Europe and Canada, partially offset by a decline in sales in Australia / Asia and an unfavorable foreign exchange rate caused by a strengthening U.S. dollar compared to currencies in Europe and Australia.

     Domestic net sales were $70.5 million in the first nine months of 2000, an increase of $ 10.9 million, or 18.3%, compared with the first nine months of 1999. The increase is due to sales of telecommunications products required for network upgrades for voice, data and modem access services.

     International net sales were $30.7 million in the first nine months of 2000, an increase of $1.3 million, or 4.4%, compared with the first nine months of 1999. An unfavorable change in currency exchange rates decreased international sales reported in U.S. dollars by $1.5 million for the first nine months of 2000.

     Sales in Europe / Middle East increased 36.8% to $17.1 million. The increase is due to: 1) growth in RF electronic products in Spain, Eastern Europe and Israel, 2) sales of fiber optics products in the U.K. and continental Europe, and 3) telephone connector sales. Sales in Canada increased 28.9% to $4.9 million primarily due to growth in sales of metal enclosures. These increases were offset by decreased sales in Australia / Asia which declined $4.4 million in the first nine months of 2000 to $8.7 million. The decline is attributable to reduced spending on telecommunications network upgrades and maintenance in Australia. Sales increased in the Asian operations of this region.


     Gross Profit. Gross profit in the first nine months of 2000 was $37.6 million, an increase of $3.3 million, or 9.6%, compared to the first nine months of 1999. Gross profit in domestic operations improved $6.0 million due to increased volume of the Company's domestic telecommunications enclosures and components.

     Gross profit decreased $2.7 million on international sales primarily due to the lower volume in Australia / Asia and moving and rental expenses associated with a new facility in Australia. Gross profit increased in Europe / Middle East and Canada due to higher sales volume.

     As a percentage of net sales, gross margin declined from 38.6% in the first
nine months of 1999 to 37.2% in the first nine months of 2000.   The decline is
the result of lower margin contributions on Australia / Asia sales, which decreased from 39.6% in the first nine months of 1999 to 16.0% in the first nine months of 2000. The gross margin percentage increased in the U.S. and Europe. Gross profit on domestic products increased from 42.8% to 44.6% during the same
periods.   The reasons given above for the changes in gross margin dollars also apply to these percentage changes.


     Selling. Selling expenses were $12.0 million in the first nine months of 2000, an increase of $1.1 million, or 10.1%, from the first nine months of 1999. The increase is the result of additional staffing and support costs to increase selling activities primarily in the Southern and Eastern Europe and the domestic telephone markets, as well as higher freight costs in the U.S. associated with the additional volume and surcharges for the higher cost of fuel. As a percentage of net sales, selling expense decreased from 12.2% in the 1999 period to 11.9% in the 2000 period.


     General and Administrative. General and administrative expenses increased $2.6 million, or 35.6%, from $7.3 million in the first nine months of 1999 to $9.9 million in the first nine months of 2000. The increase resulted primarily from: 1) higher operating and telecommunications costs for information systems projects implemented in 1999, including Oracle ERP and i2 Rhythm Factory Planner ($1.7M), 2) recruiting and relocation expenses for middle and executive management hires to strengthen finance and human resources functions globally ($0.2M), and 3) closure and severance costs associated with moving manufacturing operations performed in Canada to the U.S. ($0.2M). As a percentage of net sales, general and administrative expenses increased from 8.2% in the 1999 period to 9.8% in the 2000 period.


     Research and Development. Research and development expenses increased $0.1 million from $2.0 million in the first nine months of 1999 to $2.1 million in
2000.   As a percentage of net sales, Research and Development expenses declined from 2.2% in the first nine months of 1999 to 2.1% in 2000.


     Income from Operations. As a result of the items discussed above, income from operations decreased $0.6 million, or 4.2%, from $14.2 million in the first nine months of 1999 to $13.6 million in the first nine months of 2000, while operating margin decreased from 16.0% to 13.4%. Income from operations declined $3.7M in Australia / Asia due to the lower level of sales resulting from reduced spending on telecommunications network infrastructure in Australia. Income from operations increased in the U.S., Europe and Canada.

     Interest income (expense), net. Net interest expense in the first nine months of 2000 was $1.9 million, an increase of $0.3 million from the first nine months of 1999. The increase was attributable to a higher average borrowing level to finance working capital and capital projects and a higher interest rate during the period.


     Income Taxes. The effective income tax rate of 42.1% in the first nine months of 2000 was a decrease from 42.6% in the first nine months of 1999.


Comparison of the Three Months Ended September 30, 2000 With the Three Months Ended September 30, 1999


     Net Sales. Net sales in the third quarter of 2000 were $33.2 million, an increase of $0.3 million, or 0.9%, compared with the third quarter of 1999. The increase resulted from higher sales volume in Europe and Canada, partially offset by a decline in sales in Australia / Asia and an unfavorable exchange rate caused by a strengthening U.S. dollar compared to currencies in Europe and Australia.

     Domestic net sales were $22.3 million in the third quarter of 2000, an increase of $ 0.1 million compared with the third quarter of 1999.

     International net sales were $10.9 million in the third quarter of 2000, an increase of $0.2 million, compared with the first nine months of 1999. An unfavorable change in currency exchange rates decreased international sales
reported in U.S. dollars by $0.9 million for the third quarter of 2000.   The
U.S. dollar strengthened compared to European currencies and the Australian dollar during the two periods being compared.

     Sales in Europe / Middle East increased 24.0% to $6.2 million. The increase is in sales of RF electronic, fiber optic and telephone connector products. Sales in Canada increased 66.7% to $2.0 million due to growth in sales of the Rhino metal enclosures, thermoplastic enclosures for cable and RF electronic products. These increases were offset by decreased sales in Australia / Asia which declined $2.0 million in the third quarter of 2000 to
$2.6 million.   The decline is attributable to reduced spending on
telecommunications network infrastructure in Australia. Sales increased in the New Zealand and Asian operations of this region.


     Gross Profit. Gross profit in the third quarter of 2000 was $12.5 million, an increase of $0.1 million, compared to the third quarter of 1999. Domestic gross profit increased $0.6 million due to a change in product mix. Gross profit in Europe / Middle East increased $0.7 million to $1.3M. Activities to improve gross profit including price increases, product line changes and cost reductions took effect toward the end of the third quarter. Gross profit in Canada increased $0.4 million to $0.8 million due to cost reductions implemented in the second and third quarter and higher sales volume. Gross profit in Australia / Asia declined $1.6 million due to the lower sales volume and costs of a facility the operation moved into in the first quarter.

     As a percentage of net sales, gross margin increased from 37.6% in the third quarter of 1999 to 37.7% in the third quarter of 2000. The reasons given above for the changes in gross margin dollars also apply to these percentage changes.


     Selling. Selling expenses were $4.2 million in the third quarter of 2000, an increase of $0.4 million, or 10.5%, from the third quarter of 1999. The increase is primarily due to higher freight costs resulting from fuel cost surcharges from transportation companies, and trade show expenses in the U.S. As a percentage of net sales, selling expense increased from 11.6% in the 1999 period to 12.5% in the 2000 period.


     General and Administrative. General and administrative expenses increased $1.1 million, or 45.8%, from $2.4 million in the third quarter of 1999 to $3.5 million in the third quarter of 2000. The increase resulted primarily from higher operating and telecommunications costs for information systems projects implemented in 1999, including Oracle ERP and i2 Rhythm Factory Planner. One time severance and closure costs for a restructuring of the Canadian operations and recruitment and relocation costs in the U.S. contributed to the increase.
As a percentage of net sales, general and administrative expenses increased from 7.3% in the 1999 period to 10.7% in the 2000 period.


     Research and Development. Research and development expenses increased from $0.7 million in the third quarter of 1999 to $0.8 million in the third quarter
of 2000.   As a percentage of net sales, research and development expenses increased from 2.0% in the third quarter of 1999 to 2.3% in the third quarter of 2000.


     Income from Operations. As a result of the items discussed above, income from operations decreased $1.4 million, or 25.5%, from $5.5 million in the third quarter of 1999 to $4.1 million in the third quarter of 2000. Operating margins decreased from 16.6% to 12.2%.


     Interest Income (expense), net. Net interest expense in the third quarter of 2000 of $0.5 million was unchanged from the third quarter of 1999. During the period, borrowing levels to finance working capital and capital projects and the interest rate both increased compared to the third quarter of 1999. These increases were offset by interest income earned from an escrow fund that had been established at the time of the Egerton acquisition. The escrow fund has been closed with interest income being accrued to the Company.

     Income Taxes. The effective income tax rate of 42.2% in the third quarter of 2000 was a decrease from 43.7% in the third quarter of 1999.



Liquidity and Capital Resources

     Net cash provided by operating activities was $4.9 million and $4.6 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 1999 and net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2000. Net cash used in investing activities was $9.7 million and $7.0 million for the periods ending September 30, 1999 and 2000, respectively.

     Accounts receivable increased from $23.2 million at December 31, 1999, to $25.1 million at September 30, 2000, as a result of the higher sales level. Inventories decreased from $19.4 million at December 31, 1999, to $18.2 million at September 30, 2000, primarily as a result of lower purchases. Accounts payable decreased from $11.6 million at December 31, 1999 to $3.7 million at September 30, 2000 due to payment of outstanding trade payables and reduced inventory purchases.


     The Company made capital expenditures of $7.1 million in the first nine months of 2000 compared to $9.7 million in the same period of 1999. The 2000 amount includes $1.8 million for an automated robotic manufacturing cell to produce telephone connectors in the U.K. manufacturing facility. The cell is expected to reduce cost, increase volume and increase gross profit for this product line.

     The Company has a Senior Revolving Loan Agreement ("Revolving Facility") which provides funds for working capital and equipment acquisition purposes. As of September 30, 2000, the Revolving Facility was in the amount of $40.0 million including a $10.0 million term note, of which $28.3 million has been drawn down. The outstanding balance bears interest payable monthly at a variable rate based on either the bank's base rate and/or the applicable LIBOR rate depending on the nature of the borrowing. The weighted average interest rate was 7.73% for the third quarter of 2000. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidaries. The Revolving Facility, with the exception of the term note, which is payable December 31, 2000, is due April 30, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None

Exhibit
Number            Description
------            -----------
  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3   Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated November 2, 1989 between the Company and Meadowvale Court Property Management Ltd., as amended (1)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.20  Letter Agreement regarding employment, Andrew M. Zogby (2)
  10.21  Letter Agreement regarding employment, John B. Kaiser (2)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  11     Computation of Proforma Income per Share (2)
  27     Financial Data Schedule (6)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended September 30, 2000.
_______
(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Filed herewith.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)

Dated: 11/9/00                                       By: /s/ Thomas Liguori
      ----------------                                  ------------------------
                                                         Thomas Liguori
                                                         Chief Financial Officer