Form 10-K
period 2000-12-31
CHANNELL COMMERCIAL CORP
filed 2001-04-02
CIK 1013696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|x| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 0-28582
                                               --------

                         CHANNELL COMMERCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                95-2453261
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                                 26040 Ynez Road
                             Temecula, CA 92591-9022
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      On March 15, 2001, the Registrant had 9,077,293 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 3,697,126 shares held by non-affiliates of the Registrant was $22,644,897. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                                TABLE OF CONTENTS

PART I

Item 1.   Business .......................................................    1

Item 2.   Properties .....................................................    7

Item 3.   Legal Proceedings ..............................................    8

Item 4.   Submission of Matters to a Vote of Security Holders ............    8

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters ............................................    9

Item 6.   Selected Financial Data ........................................   10

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   12

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk .....   20

Item 8.   Financial Statements and Supplementary Data ....................   20

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .......................................   21

PART III

Item 10.  Executive Officers and Directors ...............................   22

Item 11.  Executive Compensation .........................................   24

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management .....................................................   27

Item 13.  Certain Relationships and Related Transactions .................   28

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K .......................................................   29

FINANCIAL STATEMENTS .....................................................  F-1

GLOSSARY OF TERMS ........................................................  G-1

                                     PART I

Item 1. Business

Background

      Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591-9022, and its telephone number at that address is (909) 719-2600.

General

      The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, coaxial-based passive RF electronics and heat shrink products. The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna television ("CATV") and telephone service providers. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency ("RF") electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of the local signal delivery network, commonly known as the "outside plant", "local loop" or "Last Mile", that connects the network provider's signal origination office with its residential and business customers.

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

Industry

      The communications industry generally experienced above average growth for a number of years, both domestically and worldwide. Contributing to this growth has been the increasing need for network signal transmission bandwidth to accommodate new high-speed communications applications deployed on upgraded existing networks and newly constructed broadband networks. Major developments including the Internet and other high-speed data communications technologies, on-going convergence between the CATV and telecommunications industries, and demand for enhanced communications services, have led to a changing regulatory and competitive environment in many markets. Throughout the world, the deployment of new networks or improvements to existing networks for advanced broadband applications is a national priority for many countries, permitting them to participate and compete in the rapidly emerging information-based global economy.

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

      Within the local telephone company segment of the industry, local telephone operators are employing new advanced technologies, such as a variety of digital subscriber line ("DSL") technologies, which utilize installed copper wires for broadband services. These "local loop" copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for fully sealed outside plant facilities in order to sustain network reliability and longevity. In addition, as local telephone companies build broadband networks for the delivery of integrated voice, video and data services competitive with CATV, they are expected to require new enclosure products designed for optical fiber-based networks. These and other technological, regulatory and competitive factors are expected to result in expansion of the overall long term market for enclosure and connectivity products designed for the communications industry. This is not to suggest that the industry's expansion will be implemented without interruptions or material slowdowns in equipment spending by the communications industry. Indeed, the industry has recently experienced and continues to experience a slowdown in equipment spending in certain segments.

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

      In addition to its core thermoplastic enclosure products for the CATV and telephone industries, the Company has positioned itself to increase its participation in the large scale broadband network construction and upgrade programs anticipated over the next several years. The Company is able to offer a complete package of products used by all telecommunications network operators as they upgrade their networks in order to provide additional services and expand network capacity. These expansions and upgrades are expected to enable telecommunications network operators to increase network bandwidth to accommodate increased demand for faster and larger throughput of signal transmissions and greater reliability of network performance.

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

      Expand International Presence. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe. Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many national contexts around the world, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multinational expansion by many U.S. based network carriers. The Company currently operates overseas manufacturing operations in Australia, Malaysia and the UK. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

      Develop New Products and Enter New Business Segments. The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers. Innovative products offered by the Company include its new FlexPed(TM) free breathing telephony enclosures, the Mini-Rocker(TM) insulation displacement copper connectivity products, and a range of Rhino(TM) metal fabricated enclosures. The FiberMark(TM) line of fiber optic splice enclosures is expected to be rolled out in 2001. The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several which have received U.S. patent protection. The Company's products are designed to improve the performance of its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry. In addition, the Company seeks to diversify its customer base by developing new products for customers outside the communications industry that require enclosure products, such as the utility industry.

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

      Enclosures. The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators. Most of the Company's products are designed for buried and underground network applications. The Company's enclosure products provide technicians access to these networks and equipment for maintenance, upgrades and installation of new services. Buried and underground networks and enclosures are generally preferred by CATV operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations. The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks (branded as "Rhino Enclosures(TM)"). The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products. To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and concrete grade level boxes. These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its customer base. The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

      RF Electronics. The Company is a designer and supplier of high performance RF passive electronic devices, such as outdoor and indoor taps, signal splitters/combiners and power inserters, all standard components deployed in CATV systems and broadband telecommunications networks. The Company's electronic devices and metal enclosures are complementary with the Company's core broadband enclosure products and are important components of the Company's complete systems approach to the outside plant requirements of CATV and telephone service providers. New network applications, such as cable modem deployment for Internet access, have created new technical challenges for service providers. Several new products, including the DigiTap(TM) low intermodulation line of passive RF devices, provide solutions to such challenges.

      Copper Connectivity. The Company is a designer and manufacturer of innovative telephone connectivity devices. The Company's Insulation Displacement Connector ("IDC") technology provides advanced "tool-less" termination systems for copper wires, the predominant medium used in the "Last Mile" for telephone services worldwide. These proprietary IDC products environmentally seal network termination points with a high level of reliability. The Company's Mini-Rocker(TM) line of copper connectivity modules, blocks and accessories offer tool-less installation, hinged wire-entry parts and transparent wire receivers.

      Fiber Optic Products. The Company offers a range of fiber optic cable management products designed for use in telephone, broadband and power utility telecommunications networks. The Company's fiber optic splice cases are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable in the outside plant network. Fiber optic cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables primarily for in-building applications. Fiber optic electronic enclosures house optical electronics, power supplies and cables. All of these products are designed and manufactured by the Company and marketed worldwide.

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

      An internal sales/customer service department that administers and schedules incoming orders, handles requests for product enhancements and service inquiries also supports the Company's direct sales force. With locations in California, Canada, the United Kingdom and Australia, this department maintains direct communications with customers and the Company's field sales and operations personnel.

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

Manufacturing Operations

      The Company's vertically integrated manufacturing operations enables the Company to control each step in the manufacturing process, including product design and engineering; design and development of its own dies, tools and molds; and wiring, assembly and packaging.

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

      The Company's manufacturing and distribution facilities include approximately 367,000 square feet in Temecula, California; 7,350 square feet in Mississauga, Ontario, Canada; 84,625 square feet in Orpington, Kent, UK; 18,000 square feet in Warrington, Cheshire, UK; 64,874 square feet in Sydney, Australia; 44,000 square feet in Charlotte, North Carolina; and 16,000 square feet in Selangor Darul Ehsan, Malaysia. In January 2001, the Company announced it would consolidate the Charlotte, North Carolina distribution facility into the Temecula operations in 2001.

      Management has followed a long-term capacity plan, adding the equipment, facilities and trained personnel as required, to support anticipated growth of the Company's business. As a result, management believes the Company's manufacturing facilities are adequate to meet anticipated product demand for the foreseeable future.

Product Development and Engineering

      The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale. The Company's product development and engineering staff has designed and tested the Company's products and has developed core competencies in product development and engineering.

      As a direct result, the Company has been able to develop a broad series of superior products. Distinguishing characteristics of the Company's products include:

      o     Effective heat dissipation qualities;
      o     Advanced copper IDC connectivity products;
      o A superior environmental sealing and protection system that, unlike many competitors' products, does not require gels, compounds or other methods to maintain the required seal;
      o     Sub-surface network access systems;
      o Product designs allowing technicians easy access through circular covers that can be removed to fully expose the enclosed electronics;
      o     High performance passive RF electronics products;
      o Compatibility with a variety of signal delivery network architectures;
      o Modular metal fabricated enclosure product line covering multiple network applications;
      o Versatility of design to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware; and
      o     Excellent protection and management of optical fibers and cables.

      The Company's product development and engineering processes enable the Company to respond to demands of the communications industry for increasingly sophisticated enclosure products. Many of the Company's thermoplastic enclosure products are now considered state-of-the-industry, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators. The Company is engaged in extensive new product development programs in metal fabricated enclosures and telephone connectorization devices.

      The Company's product development approach is applications-based and customer driven. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process. The Company spent $0.5 million in 1996, $1.0 million in 1997, $1.9 million in 1998, $2.6 million in 1999 and $2.8 million in 2000 on research and development.

Customers

      The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally within developed nations. The Company also sells its products to OEMs. During 2000, the Company's five largest customers accounted for 40.4% of total net sales. In 2000, the Company's five largest customers in the United States (by sales volume) were AT&T Broadband, Time Warner, Cox, Comcast and Charter. Two customers, AT&T Broadband and Time Warner, accounted for 11.2% and 10.4%, respectively, of the Company's net sales in 2000.

      In international markets, the Company's five largest customers (by sales volume) were Rogers (Canada), Telstra (Australia), Nexans Iberica (Spain), Telekom Malaysia and Matav Cable TV Systems (Israel).

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

Competition

      The industries in which the Company operates are highly competitive. The Company believes, however, that several factors, including its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations provide the Company with significant competitive advantages.

      Management believes the principal competitive factors in the telecommunications equipment market are product availability, customer service, product performance, new product capabilities and price.

      Competitive price pressures are common in the industry. In the past, the Company has responded effectively to competition with cost controls through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection, and an aggressive procurement approach.

      In the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. With the deregulation of the telecommunications industry and the continuing convergence occurring within the CATV and telephone industries, it is uncertain whether, and the extent to which, such field testing may continue to be required. While field testing can delay the introduction of new products, it can also act as a competitive advantage for those companies tested and approved because to a certain extent it creates a barrier to new product introduction and sales by competitors.

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

Employees

      As of December 31, 2000, the Company employed 887 people, of whom 83 were in sales, 671 were in manufacturing operations, 61 were in research and development and 72 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

Regulation

      The telecommunications industry is subject to regulations in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 that the President signed into law on February 8, 1996. The Telecommunications Act lifts certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduces the regulation of the communications industry.

      The Company is also subject to a wide variety of federal, state and local environmental laws and regulations. The Company utilizes, principally in connection with its thermoplastic manufacturing processes, a limited number of chemicals or similar substances that are classified as hazardous. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner that it currently operates or is permitted to operate. Management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media which could constitute violations of environmental law (and have an impact on its operations) or which could cause the Company to incur material cleanup costs or other damages. For these reasons, the Company might become involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose joint and several, strict and retrospective liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability in personal injury actions) at properties it owns or utilizes in its operations, even if the contamination was not caused by the Company's operations.

Item 2. Properties

      The Company's facilities approximate 602,000 square feet, of which approximately 55%, 31% and 14% is used for manufacturing, warehouse and office space, respectively. In Temecula, California, 261,000 square feet of the total 367,000 square feet are leased from William H. Channell, Sr., the Company's Chairman of the Board and Chief Executive Officer. (See "Certain Relationships and Related Transactions", Item 13.) The Company also leases an aggregate of approximately 217,000 square feet of manufacturing, warehouse and office space in Canada, Australia, Malaysia, United Kingdom and North Carolina. In connection with the Company's restructuring plan (see Financial Statement Footnote H - Restructuring Charge), the Company will reduce the amount of leased manufacturing, warehouse and office space by 86,095 square feet. The

Company owns approximately 123,000 square feet of manufacturing, warehouse and office space in Temecula, California and the United Kingdom. The Company considers its current facilities to be adequate for its operations.

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

                                              High                Low
                                             ------             ------
Year Ended December 31, 1996:
   Third Quarter                             $15.25             $11.00
   Fourth Quarter                             13.00               9.00

                                              High                Low
                                             ------             ------
Year Ended December 31, 1997:
   First Quarter                             $13.75             $10.00
   Second Quarter                             13.75               9.63
   Third Quarter                              16.50              13.00
   Fourth Quarter                             14.00              11.00

                                              High                Low
                                             ------             ------
Year Ended December 31, 1998:
   First Quarter                             $13.25             $ 9.63
   Second Quarter                             13.88               9.00
   Third Quarter                              11.50               7.25
   Fourth Quarter                              9.13               5.75

                                              High                Low
                                             ------             ------
Year Ended December 31, 1999:
   First Quarter                             $ 9.50             $ 8.38
   Second Quarter                             11.38               7.88
   Third Quarter                              10.75               9.50
   Fourth Quarter                             13.63               6.75

                                              High                Low
                                             ------             ------
Year Ended December 31, 2000:
   First Quarter                             $20.25             $10.50
   Second Quarter                             15.00              10.50
   Third Quarter                              14.94              12.00
   Fourth Quarter                             12.63               6.50

      The Company has not declared any dividends since termination of the S corporation election in connection with its Initial Public Offering in July 1996. For the year ending December 31, 1996, while an S corporation, the Company declared dividends on its common stock in the amount of $14.2 million.

      The Company currently anticipates it will retain all available funds to finance its future growth and business expansion. The Company does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's credit agreement, the Company has agreed, under certain circumstances, not to pay any dividends during the term of this agreement.

      As of December 31, 2000, the Company had 9,077,293 shares of its Common Stock outstanding, held by approximately 1,007 shareholders of record.

Item 6. Selected Financial Data

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

                                                                 Year Ended December 31,
                                             --------------------------------------------------------------
                                               1996         1997         1998          1999          2000
                                             --------     --------     --------     ---------     ---------
OPERATING DATA:
Net sales ................................   $ 47,282     $ 59,943     $ 92,710     $ 120,680     $ 128,179
Cost of goods sold .......................     25,447       35,032       56,578        76,115        81,108
                                             --------     --------     --------     ---------     ---------

Gross profit .............................     21,835       24,911       36,132        44,565        47,071
Commission income (1) ....................        985          606          292             8            --
                                             --------     --------     --------     ---------     ---------
                                               22,820       25,517       36,424        44,573        47,071
                                             --------     --------     --------     ---------     ---------
Operating expenses
     Selling .............................      6,559        7,251       11,570        14,716        15,484
     General and administrative ..........      2,021        4,077        8,057         9,023        14,231
     License fees(2) .....................        531           --           --            --            --
     Research and development ............        531        1,009        1,863         2,629         2,771
     Restructuring charge ................         --           --           --            --         1,513
     Asset impairment charge .............         --           --           --            --         4,569
                                             --------     --------     --------     ---------     ---------
                                                9,642       12,337       21,490        26,368        38,568
                                             --------     --------     --------     ---------     ---------

Income from operations ...................     13,178       13,180       14,934        18,205         8,503
Interest income (expense), net ...........        291          879       (1,076)       (2,650)       (2,859)
                                             --------     --------     --------     ---------     ---------
Income before income taxes ...............     13,469       14,059       13,858        15,555         5,644
Income taxes .............................      2,359        5,589        5,749         6,221         2,076
                                             --------     --------     --------     ---------     ---------

Net income ...............................   $ 11,110     $  8,470     $  8,109     $   9,334     $   3,568
                                             ========     ========     ========     =========     =========

Pro forma net income(3) ..................   $  8,921
Pro forma net income per share(4) ........   $   1.06
Pro forma weighted average shares
        outstanding(4) ...................      8,403

NET INCOME PER SHARE:
Basic ....................................                $    .92     $    .88     $    1.03     $    0.39
Diluted ..................................                $    .91     $    .88     $    1.02     $    0.39

OTHER DATA:
Gross margin(5) ..........................       46.2%        41.6%        39.0%         36.9%         36.7%
Operating margin(6) ......................       27.9         22.0         16.1          15.1           6.6
EBITDA(7) ................................   $ 14,729     $ 15,224     $ 18,994     $  24,743     $  16,671
Capital expenditures (excluding
        capital leases) ..................      1,554        5,966       10,579         9,148        11,606
S Corporation dividends declared .........     14,157           --           --            --            --
Cash provided by (used in):
    Operating activities .................     11,424        3,730        6,606         8,073         8,352
    Investing activities .................    (12,960)      (8,958)     (22,308)       (9,361)      (11,857)
    Financing activities .................      9,351         (122)      17,919        (1,728)        1,876

ADJUSTED FINANCIAL DATA(8):
Net sales (as historically reported) .....   $ 47,282
Adjusted EBITDA(9) .......................     15,122
Adjusted income from operations ..........     13,571
Adjusted operating margin(10) ............       28.7%
Adjusted net income ......................   $  8,179
Adjusted net income per share(11) ........   $    .97

BALANCE SHEET DATA:
Current assets .....................   $31,274   $33,252   $40,505   $ 48,807   $ 51,531
Total assets .......................    42,658    50,625    98,442    114,540    116,748
Long-term obligations
   (including current maturities) ..       473       946    35,911     38,061     40,364
Stockholders' equity ...............    37,422    45,892    52,580     62,339     63,927

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

      (4) Pro forma net income per share has been computed by dividing pro forma net income by the pro forma weighted average shares outstanding. Pro forma weighted average shares outstanding include 1,558 (779 for 1996) of the shares offered by the Company at a price of $11.00 per share, the net proceeds of which were used to fund the distributions in connection with the termination of the Company's S corporation status. See Footnote B to the Financial Statements included elsewhere herein for the weighted average shares outstanding in 1997, 1998, 1999 and 2000.

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

      (11) Adjusted net income per share is adjusted net income divided by 8,403 pro forma weighted average shares outstanding for 1996. The S corporation dividends declared in 1996 include $11,665 of distributions made in connection with the termination of the Company's S Corporation status.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada, Australia, United Kingdom and certain other international markets, principally within developed nations. The Company believes that many of its customers periodically review their supply relationships, and the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company's operating results to be at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

      The Company uses numerous raw materials in its manufacturing processes. Although management believes that the Company has adequate sources of supply for such raw materials, increases in the market prices of the Company's raw materials could significantly increase the Company's cost of goods sold and materially adversely affect the Company's profitability. The Company's profitability may also be materially adversely affected by decreases in its sales volume because many of the costs associated with the Company's rent, product development, engineering, tooling and other manufacturing processes are essentially fixed in nature and must be spread over its sales base in order to maintain historic levels of profitability.

      In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. With respect to sales of cable-in-conduit products, the Company generally received a commission upon the sale of such products. Pursuant to the agreement, which was terminated in 1998, under which the Company marketed such products during the terms thereof and for a period of two years thereafter, both the Company and the manufacturer of such products is prohibited from competing with the other in any product line that is, or within the year prior to termination has been represented, manufactured or sold by the other within the specified markets covered by the agreements.

      During the periods discussed under "Results of Operations" below, the Company's sales increases resulted primarily from additional sales to the Company's existing customers as they have expanded, rebuilt and upgraded their signal delivery networks in order to deliver enhanced communications services, as well as additional sales to new customers, particularly telephone companies that have recently entered the broadband market, international customers, and through the RMS, Standby Electronics and Egerton acquisitions.

Results of Operations

      The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.

                                   Year Ended December 31,
                                 --------------------------
                                  1998      1999      2000
                                 ------    ------    ------

Net sales ....................    100.0%    100.0%    100.0%
Cost of goods sold ...........     60.8      63.1      63.3
                                 ------    ------    ------

Gross profit .................     39.2      36.9      36.7

Selling ......................     12.4      12.2      12.1
General and administrative ...      8.7       7.5      11.1
Research and development .....      2.0       2.1       2.2
Restructuring charge .........       --        --       1.2
Asset impairment charge ......       --        --       3.5
                                 ------    ------    ------
Income from operations .......     16.1      15.1       6.6

                                       Year Ended December 31,
                                    ----------------------------
                                     1998       1999       2000
                                    ------     ------     ------

Interest income (expense), net ..     (1.2)      (2.2)      (2.2)
                                    ------     ------     ------

Income before income taxes ......     14.9       12.9        4.4
Income taxes ....................      6.2        5.2        1.6
                                    ------     ------     ------

Net income ......................      8.7%       7.7%       2.8%
                                    ======     ======     ======

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

Comparison of the Year Ended December 31, 2000 with Year Ended December 31, 1999

      Net Sales. Net sales increased $7.5 million or 6.2% from $120.7 million in 1999 to $128.2 million in 2000. The increase resulted from higher sales volume in the U.S., Europe / Middle East and Canada, partially offset by a decline in sales in Australia / Asia and an unfavorable foreign exchange rate caused by a strengthening U.S. dollar compared to currencies in Europe and Australia.

      Domestic sales increased $8.5 million or 10.6% from $80.0 million to $88.5 million as a result of continued growth in both network upgrade and rebuild construction in the first half of the year. International sales decreased $1.1 million or 2.5% from $40.7 million to $39.6 million. An unfavorable change in currency exchange rates decreased international sales reported in U.S. dollars by $2.8 million for the year 2000. Sales in Europe/Middle East increased 14.3% to $21.7 million due to growth in sales of fiber optic products in the U.K. and continental Europe and growth in RF electronic products sold in Spain, Eastern Europe and Israel. Sales in Canada increased 41.2% to $7.3 million due to growth in sales of metal enclosures. These international sales increases were offset by decreased sales in Australia / Asia which declined 35.5% to $10.6 million. The decline in Australia / Asia is due to lower spending on telecommunications network upgrades and maintenance in Australia. Sales increased in the Asian operations of this region.

      Gross Profit. Gross profit increased $2.5 million from $44.6 million in 1999 to $47.1 million in 2000 due to the increased sales level. As a percentage of sales, gross profit was 36.9% in 1999 and 36.7% in 2000.

      Selling. Selling expense increased $0.8 million or 5.2% from $14.7 million in 1999 to $15.5 million in 2000. The increase is due to additional sales personnel hired for eastern and southern Europe, Asia and domestic telco products. As a percentage of net sales, selling expense decreased from 12.2% in 1999 to 12.1% in 2000.

      General and Administrative. General and administrative expenses increased $5.2 million or 57.7% from $9.0 million in 1999 to $14.2 million in 2000. The increase is due to: 1) depreciation, telecommunications, computer equipment and staffing costs associated with implementing the Oracle global systems platform of approximately $2.6 million, 2) in 1999, approximately $1.1 million of internal costs were capitalized as part of implementing Oracle which lowered general and administrative costs reported in 1999, 3) higher administrative costs in Canada of $0.4 million to process the higher sales volume, 4) salary, recruiting and relocation costs of approximately $0.3 million to implement global Finance and Human Resource functions, and, 5) higher travel costs of $0.1 million to integrate global operations. As a percentage of net sales, general and administrative expenses increased from 7.5% in 1999 to 11.1% in 2000.

      Research and Development. Research and development expenses increased $0.2 million or 5.4% from $2.6 million in 1999 to $2.8 million in 2000 due to increased development spending for new connector products. As a percentage of net sales, research and development expenses increased from 2.1% in 1999 to 2.2% in 2000.

      Restructuring Charge. In the fourth quarter of 2000, the Company recorded a restructuring charge of $1.5 million associated with activities to improve efficiency, align production costs with anticipated revenues and reduce selling, general and administrative costs. As a result of these actions, global head count was reduced by approximately 10% and several facilities are being consolidated. The Charlotte, North Carolina distribution facility is being integrated into the Temecula,

California operations, leased manufacturing space in Europe is being reduced and the Hong Kong sales office is being closed with the selling functions integrated into the Asian sales operations in Malaysia.

      Asset Impairment Charge. In the fourth quarter of 2000, the Company recorded an impairment of asset charge of $4.6 million. The charge is related to certain production equipment in the European operations. Utilization of this production equipment declined as newer, more automated equipment was purchased as part of the company's capital expenditure program. As a result, the equipment was written down by $4.6 million to reflect a reduction in the fair value of this equipment. Depreciation expense will be reduced an average of approximately $0.8 million per year over the next six years.

      Income from Operations. As a result of the items discussed above, income from operations decreased $9.7 million or 53.3% from $18.2 million in 1999 to $8.5 million in 2000. As a percentage of sales, income from operations decreased from 15.1% in 1999 to 6.6% in 2000.

      Interest Income (Expense). Net interest expense increased from $2.7 million in 1999 to $2.9 million in 2000. The increase is due to a higher debt level to fund working capital and capital expenditures and a higher interest rate in 2000.

      Income Taxes. Income taxes were $6.2 million in 1999 and $2.1 million in 2000, with effective tax rates of 40.0% and 36.8% respectively. The decrease in the effective tax rate is due to tax planning strategies associated with international operations that were implemented in 2000.

Comparison of the Year Ended December 31, 1999 With Year Ended December 31, 1998

      Net Sales. Net sales increased $27.7 million or 29.8% from $93.0 million in 1998 to $120.7 million in 1999, as a result of increased sales of telecommunications enclosure and component products.

      Domestic net sales increased $16.1 million or 25.3% from $63.9 million in 1998 to $80.0 million in 1999, primarily due to continued growth in both upgrade and rebuild construction to facilitate enhanced voice, data and video requirements, in addition to industry consolidation and convergence. International net sales increased $11.6 million or 39.9% from $29.1 million in 1998 to $40.7 million in 1999 as a result of $30.7 million in sales of Egerton products, including a large network upgrade in Australia, compared with $20.1million in 1998 (for the eight months following the acquisition).

      Gross Profit. Gross profit increased $8.1 million or 22.4% from $36.4 million in 1998 to $44.6 million in 1999. Of this improvement, $6.0 million was attributable to sales of Egerton products and $2.1 million was attributable to increased sales volume of Channell's telecommunications enclosure and component products. Gross margin decreased from 39.2% in 1998 to 36.9% in 1999, primarily due to a 25.6% margin contribution from Egerton revenues, while margin on Channell's telecommunications enclosure and component products increased from 40.4% in 1998 to 41.7% in 1999 due to an increase in sales volume, which resulted in higher operating leverage (i.e., a higher percentage of sales relative to fixed costs).

      Selling. Selling expense increased $3.1 million or 26.7% from $11.6 million in 1998 to $14.7 million in 1999, primarily as a result of $2.1 million of increased selling expenses related to the Egerton operations (including Hong Kong, Malaysia and New Zealand), $1.0 million of increased domestic sales and marketing expenses associated with increased sales activities (including $0.5 million for the development of a new corporate identity program). As a percentage of net sales, selling expense decreased from 12.4% in 1998 to 12.2% in 1999.

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

Liquidity and Capital Resources

      Net cash provided by operating activities was $8.1 million and $8.4 million in 1999 and 2000, respectively. Net cash used in investing activities was $9.4 million and $11.9 million in 1999 and 2000, respectively. Net cash used in financing activities was $1.7 million in 1999 and net cash provided by financing activities was $1.9 million in 2000.

      Accounts receivable increased from $23.2 million for the year ended December 31, 1999 to $24.0 million for the year ended December 31, 2000, primarily as a result of telecom customers slowing payments, partly due to consolidation of customers which has caused back office administrative difficulties at customers' businesses. Inventories increased from $19.4 million for the year ended December 31, 1999, to $21.6 million for the year ended December 31, 2000, as a result of the sales slow down in the fourth quarter and material commitments made to satisfy a higher volume level.

      The Company made capital expenditures (including capital leases) of $9.1 million and $11.6 million in 1999 and 2000, respectively. The Company acquired machinery and equipment under capital leases totaling $3.9 million in 1999.

      The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000. The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999 and 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000.

      In conjunction with the acquisition of Egerton in May 1998, the Company entered into a new $30.0 million Credit Agreement with a bank to provide funds for the Egerton acquisition, as well as for working capital and equipment acquisition purposes. In July 2000, the Company increased the Credit Agreement to $40.0 million, of which $30.0 million is a revolving facility and $10.0 million a term loan. The term loan amortization commences in March 2001. The outstanding balance bears interest, payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the nature of the borrowings. At December 31, 2000, the Credit Agreement's weighted average interest rate was 7.8% and the outstanding balance was $31.0 million. The Credit Agreement is collateralized by substantially all the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

      The Credit Agreement contains various financial and operating covenants which, among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios.

      The Company did not satisfy certain financial ratio covenants included in the Credit Agreement as of December 31, 2000, and believes that it will not satisfy the same covenants as of March 31, 2001. The Company is in active discussions with its lenders to obtain a waiver or amendment of the covenant ratios for the December 31, 2000 and March 31, 2001 measurement dates. However, because no waiver or other amendment has been agreed to as of this date, the entire amount of the Company's obligations under the Credit Agreement has been re-classified to current as of this date as required by generally accepted accounting principles. In the event the Company is unable to obtain waivers of the covenant violations it may be required to obtain alternative financing. In either event, the Company's costs of borrowing may be expected to increase.

      The Company also had a credit facility available to the Egerton subsidiaries, which included an overdraft facility totaling approximately $5.0 million plus the combined cash balances of those subsidiaries. The facility also included approximately $2.0 million, to provide financing for international letters of credit, forward exchange contracts and other items. The outstanding balance (net of cash balances) bore interest at the bank's base rate, 5.50% at December 31, 1999, plus a factor ranging from 1.25% to a maximum of 4.0% depending on the amount borrowed. The facility was collateralized by the assets of the subsidiaries. In February 2000, the Egerton credit facility was repaid using additional borrowings from the Credit Agreement.

      The Company believes that income from operations, coupled with borrowing under its Credit Agreement will be sufficient to fund the Company's capital expenditure and working capital requirements through 2001.

Forward-Looking Statement

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

Importance of New Product Development to Growth

      A significant factor in the Company's ability to grow and remain competitive will be its ability to anticipate changes in technology and industry standards, and to successfully develop and introduce new products on a timely basis. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment. Trends toward consolidation of the communications industry and convergence of technologies may require the Company to quickly adapt to rapidly changing market conditions and customer requirements.

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

Concentration of Customers; Limited Backlog

      The telecommunications industry is concentrated, with relatively few operators accounting for a large percentage of the Company's available market. Consequently, the Company's five largest customers (by sales volume) accounted for 40.4% of the Company's total net sales in 2000. Two customers, AT&T Broadband and Time Warner, accounted for 11.2% and 10.4% respectively, of the Company's total net sales in 2000. Mergers and acquisitions in the telecommunications industry are not only increasing the concentration of the industry and of the Company's customer base, but also from time to time delaying customers' capital expenditures as newly merged service providers consolidate their operations.

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

Dependence on the Telecommunications Industry

      The Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales. Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company's sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology. While the industry generally experienced above average growth in the late 1990's, in the most recent several quarters, the industry has been adversely affected by service providers' adjustments in their capital expenditures. Although the Company anticipates these adjustments by its customers are temporary in nature, there can be no assurance as to the timing or magnitude of a resumption of prior spending levels by the Company's customers.

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

Energy Costs and Availability

      The Company's cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in the Company's manufacturing processes. Recent developments in the State of California, the site of the Company's largest manufacturing operation, not only suggest the energy costs of California manufacturing firms are likely to increase, but also raise the possibility of interruptions in the supply of energy to California's manufacturing firms. There can be no assurance that the Company's energy costs can be passed on to the Company's customers through increases in product prices. Further, disruptions or delays in the supply of electricity, natural gas and water to the Company could have a material adverse effect on sales of the Company's products.

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

Seasonality and Fluctuations in Operating Results

      The Company's business is somewhat seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company's products. In addition, first quarter sales also typically reflect customer delays in implementation of their annual capital expenditure plans. The Company's operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from, and shipments to, major customers, the timing of new product announcements and the availability of products by the Company or its competitors, the overall level of capital expenditures by CATV operators and local telephone companies, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products the Company sells, and the availability and cost of raw materials.

Risks Associated with International Operations

      International sales, including export sales from U.S. operations, accounted for 31.4%, 34.5% and 32.5% of the Company's net sales in 1998, 1999 and 2000, respectively, and the Company expects that international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, potentially longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

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

Disruptions at the Company's Manufacturing Facility; Lease with Related Party

      The majority of the Company's manufacturing operations are currently located at the Company's facility in Temecula, California, which also includes the Company's principal warehouse and corporate offices. The Company's success depends in large part on the orderly operation of this facility. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains standard property and earthquake insurance on this facility as well as business interruption insurance and back-up data systems.

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

                                            Year Ended                                     Year Ended
                                         December 31, 1999                              December 31, 2000
                           ---------------------------------------------     -------------------------------------------
                                      (amounts in thousands)                          (amounts in thousands)

                             1st          2nd         3rd          4th         1st        2nd         3rd          4th
                           Quarter      Quarter     Quarter      Quarter     Quarter    Quarter     Quarter      Quarter
                           -------      -------     -------      -------     -------    -------     -------      -------
Net sales.............     $24,698      $31,315     $32,938      $31,729     $32,250    $35,722     $33,182     $27,025
Gross profit..........       9,594       12,341      12,375       10,255      11,241     13,884      12,525       9,421
Income from
operations............       3,384        5,364       5,473        3,984       3,490      6,053       4,058      (5,098)
Income before income
taxes.................       2,847        4,778       5,015        2,915       2,887      5,310       3,541      (6,094)

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

      If the variable rates on the Company's credit facility were to increase by 1% from the rate at December 31, 2000, and if the Company borrowed the maximum amount available under its credit facility ($40.0 million) for all of fiscal 2001, the Company's interest expense would increase, and net income would decrease by $0.2 million. If LIBOR were to increase 1% from the rate at December 31, 2000, and if the Company borrowed the maximum amount available, the Company's interest expense would increase, and also net income would decrease by $0.2 million. A marginal income tax rate of 40.0% was used. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

Foreign Exchange Risk

      The Company typically does not hedge its foreign currency exposure. Management does not believe it currently has any material exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

      Consolidated Financial Statements of Channell Commercial Corporation are as follows:

      Report of Independent Certified Public Accountants ................... F-1
      Consolidated Balance Sheets as of December 31, 1999 and
            December 31, 2000 .............................................. F-2
      Consolidated Statements of Income and Comprehensive Income
            for the years ended December 31, 1998, December 31,
            1999, and December 31, 2000 .................................... F-4
      Consolidated Statement of Stockholders' Equity for the
            years ended December 31, 1998, December 31, 1999 and
            December 31, 2000 .............................................. F-5
      Consolidated Statement of Cash Flows for the years ended
            December 31, 1998, December 31, 1999, and December 31, 2000 .... F-6
      Notes to Consolidated Financial Statements ........................... F-8

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

                                    PART III

Item 10. Executive Officers and Directors

      The following table sets forth information with respect to the Company's current executive officers and directors and their ages as of December 31, 2000.

         Name                          Age                Positions
         ----                          ---                ---------

William H. Channell, Sr. .............  72    Chairman of the Board and
                                                Chief Executive Officer

William H. Channell, Jr. .............  43    President, Chief Operating Officer
                                                and Director

Thomas Liguori........................  42    Chief Financial Officer

Edward J. Burke.......................  45    Vice President, Corporate
                                                Engineering

Andrew Zogby..........................  40    Vice President, Corporate
                                                Marketing

Jacqueline M. Channell................  69    Secretary and Director

Eugene R. Schutt, Jr. ................  47    Director

Richard A. Cude ......................  67    Director

Peter J. Hicks........................  51    Director

Graham Gardner........................  52    Managing Director Europe

Tim Hankinson.........................  48    Managing Director Australia and
                                                Asia

Gary M. Napolitano....................  45    Vice President, RF

Gary W. Baker.........................  57    Vice President, Finance

      The Company's Board of Directors was comprised of six members at December 31, 2000. The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

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

      William H. Channell, Jr. has been President and Chief Operating Officer of the Company since the Initial Public Offering. He has been a Director of the Company since 1984. Since joining the Company in 1979, Mr. Channell, Jr. has held the positions of Executive Vice President, Director of Marketing and National Sales Manager. Mr. Channell, Jr. is a principal stockholder of the Company and is the son of William H. Channell, Sr. and Jacqueline M. Channell. His term as a Director expires in 2003.

      Thomas Liguori has been the Company's Chief Financial Officer since April 2000. Mr. Liguori joined the Company from Dole Food Company, where he served as Chief Financial Officer of Dole Europe in Paris, France. From 1992 to 1996 he held various financial positions with Teledyne Inc., including Vice President, Finance for a manufacturer of consumer and industrial products. From 1986 to 1992 Mr. Liguori was a management consultant with Deliotte & Touche. He has 20 years of financial, accounting and management experience.

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

      Eugene R. Schutt, Jr. has been a Director of the Company since July 1996. Mr. Schutt is the President and CEO of FirstDoor.com, Inc. Prior to joining FirstDoor.com, he served as CEO of CD1Financial.com, an automotive finance and leasing company owned by CarsDirect.com. Mr. Schutt has also served as President of Avco Financial Services and Pratt Industries, Inc. Mr. Schutt has over 26 years of experience in executive management positions and has served on the board of directors of numerous companies. Mr. Schutt's term as a Director expires in 2002.

      Richard A. Cude became a director of the Company during 1996. Mr. Cude has been the General Manager of the Los Angeles Support Center for Courtaulds PLC London, England since 1994 and has served in various capacities with Courtaulds since 1988. Prior to that, Mr. Cude has been with various companies involved in the marketing of products to the communications and telecommunications industry. Mr. Cude is currently retired. Mr. Cude's term as a Director expires in 2003.

      Peter J. Hicks became a Director of the Company in March, 2000. Mr. Hicks is a managing director of Linx Partners, an investment firm specializing in private industrial equity investments. From 1987 to 1999, Mr. Hicks was a managing director of Schroder and Company. Mr. Hicks has more than 23 years of investment banking and corporate finance experience and has served on the board of directors of numerous companies. Mr. Hicks' term as a Director expires in 2001.

      Graham Gardner joined the Company in 1998 as Managing Director Europe as a result of the acquisition of Egerton. Mr. Gardner had been Managing Director of Egerton since 1986. Mr. Gardner has been in the telecommunications equipment industry since 1971.

      Tim Hankinson joined the Company in 1998 as Managing Director Australia and Asia as a result of the acquisition of Egerton. Mr. Hankinson had been Managing Director of Egerton since 1991. Prior to 1991, Mr. Hankinson had served as General Manager of an Australian aircraft manufacturer.

      Gary M. Napolitano joined the Company in January 1997 as Vice President and General Manager of RF as a result of the acquisition of RMS. Mr. Napolitano had been President of RMS since 1992 and was the Vice President, Finance prior to becoming President.

      Gary W. Baker has been the Company's Vice President, Finance since May 1996, and served as Chief Financial Officer from 1990 to April 2000. Mr. Baker was the Company's Corporate Controller from 1985 to 1990. From 1983 to 1985, Mr. Baker was the Corporate Controller of Symbolics, Inc., a publicly traded manufacturer of computer products, and has over 30 years of public and private accounting experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 2000 annual meeting of stockholders.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the year ended December 31, 2000 (collectively, the "Named Officers").

                                                                                        Awards               Payouts
                                                                                 ------------------------   ----------
                                                                                               Securities
                                                                  Other Annual   Restricted    Underlying                All Other
       Name and Positions                 Annual Compensation     Compensation      Stock       Options/     LTIP       Compensation
      Held with the Company       Years   Salary($)    Bonus($)       ($)(1)       Awards($)      SARs(#)  Payouts($)       ($)(2)
      ---------------------       -----   ---------    --------    ------------   ----------    ---------  ----------  ------------
William H. Channell, Sr.........  2000      $420,000    $166,667     $     --     $     --            --    $     --     $     --
     Chairman of the Board and    1999       420,000          --           --           --            --          --           --
     Chief Executive Officer      1998       520,000          --           --           --            --          --           --

William H. Channell, Jr.........  2000      $598,000    $605,000(3)        --           --            --          --     $  3,588
     President and Chief          1999       520,000          --           --           --        50,000          --        3,120
     Operating Officer            1998       520,000    $360,000           --           --        25,000                    4,257

Thomas Liguori..................  2000      $150,000     $78,000           --           --        25,000          --     $    900
     Chief Financial Officer

Edward J. Burke.................  2000      $146,219     $88,405           --           --        10,000          --     $  4,365
     Vice President,              1999       141,505      87,141           --           --         5,500          --        4,245
     Corporate Engineering        1998       136,063      81,666           --           --         2,000          --        4,082

Andrew Zogby....................  2000      $172,113    $114,983           --           --         6,750          --     $  5,163
     Vice President,              1999       167,205      24,335           --           --         6,000                    5,000
     Corporate Marketing

(1) For each individual named, compensation excludes perquisites and other personal benefits, that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2)   Payments to the Company's 401K plan.

(3) The bonus of William H. Channell Jr. shown in 2000 is based on company performance in 1999 (see Incentive Compensation Plan).

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

      During 2000, the Company granted 122,050 "non-qualified" options to 38 employees and directors. After cancellation of options previously issued to terminated employees, there were options to acquire 848,950 shares of Common Stock outstanding at December 31, 2000. These options vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and have a term of 10 years.

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

Options/SAR Grants Table

      The following table sets forth the stock options granted to the named officers for the year ended December 31, 2000.

                                                                                              Potential
                                            % of Total                                         Realized
                               Number of     Options/                                          Value at
                              Securities       SARs                                         Assumed Annual
                              Underlying    Granted to     Exercise                      Rates of Stock Price
                               Options/      Employees      on Base                         Appreciation of
                                 SARs        in Fiscal      Price        Expiration           Option Term
        Name                   Granted       Year 2000      ($/Sh)          Date            5%          10%
        ----                   -------       ---------     --------        ------        -------      -------
William H. Channell, Sr             --            --       $     --              --      $     --      $     --

William H. Channell, Jr             --            --             --              --            --            --

Thomas Liguori                  25,000          20.5%         13.00      April 2010       204,391       517,966

Edward J. Burke                 10,000           8.2%         13.75       July 2010        86,473       219,140

Andrew Zogby                     6,750           5.5%         13.75       July 2010        58,369       147,919

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2000 Option/SAR Values

      The following table sets forth the number and value of outstanding stock options at December 31, 2000. No options have been exercised in 2000.

                                                       Number of Shares
                           Shares                    Underlying Unexercised     Value of Unexercised In-
                          Acquired                        Options/SARs            the-Money Options/SARs
                             on          Value        at December 31, 2000         at December 31, 2000
    Name                  Exercise    Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
    ----                  --------    --------     -------------------------    -------------------------
William H. Channell, Sr.      --      $     --                 --                     $ --  / $ --

William H. Channell, Jr.      --            --          183,334 / 41,666                --  /   --

Thomas Liguori                --            --                0 / 25,000                --  /   --

Edward J. Burke               --            --           27,168 / 14,332                --  /   --

Andrew Zogby                  --            --           29,335 / 12,415                --  /   --

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

Employment Contracts

      The Company has entered into employment agreements with each of William H. Channell, Sr. and William H. Channell, Jr., engaging them as the Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer of the Company, respectively. For their service, each of Messrs. Channell, Sr. and Channell, Jr., is entitled to receive an annual salary of $520,000. Mr. Channell, Sr.'s salary is subject to annual cost of living increases. Mr. Channell, Sr., during 1999, reduced his hours of contribution to the Company and he agreed to reduce his compensation proportionally by $100,000 to $420,000. In addition, each executive is entitled to participate in the Incentive Stock Plan, the 401(K) Plan and the Incentive Compensation Plan. The employment agreements provide that each executive is entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

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

      The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. During 2000, this Committee was composed of Mr. Richard A. Cude, Mr. Eugene R. Schutt, Jr. and Mr. Peter J. Hicks. (See "Certain Relationships and Related Transactions".) It is the responsibility of the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

   The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 2000 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

                COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
                     AMONG CHANNELL COMMERCIAL CORPORATION,
                     THE NASDAQ STOCK MARKET (U.S.) INDEX,
    THE S & P INDUSTRIALS INDEX AND THE S & P COMMUNICATIONS EQUIPMENT INDEX

                               [GRAPHIC OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company's outstanding common stock (as provided to the Company by such persons or the recordholder of such shares).

                                          Amount and Nature of Beneficial Ownership
                                          -----------------------------------------
           Name and Address               No. of Shares    Exercisable                    Percent
         of Beneficial Owner                  Owned        Options (1)      Total         of Class
         -------------------              -------------    -----------      -----         --------
William H. Channell Sr. and                 3,250,830             --      3,250,830           35.8%
Jacqueline M. Channell, as co-trustees
of the Channell Family Trust
26040 Ynez Road
Temecula, CA 92591-9022

William H. Channell, Jr                     1,206,850        183,334      1,390,184           14.8%
26040 Ynez Road
Temecula, CA 92591-9022

Wellington Management Company, LLP            642,800             --        642,800            7.1%
75 State Street
Boston, MA 02109

Royce & Associates, Inc.                      607,500             --        607,500            6.7%
1414 Avenue of the Americas
New York, NY 10019

Carrie S. Rouveyrol                           450,000             --        450,000            5.0%
P.O. Box 1080
Stinson Beach, CA 94970

The Taylor Family Trust                       469,960             --        469,960            5.2%
1450 Ravenswood Lane
Riverside, CA 92506

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 2001.

Security Ownership of Management

      The following table sets forth certain information, as of March 15, 2001, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.

                                       Amount and Nature of Beneficial Ownership
                                       -----------------------------------------
        Name and Address               No. of Shares   Exercisable                        Percent
        of Beneficial Owner                Owned       Options (1)       Total           of Class
        -------------------            -------------   -----------       -----           --------
William H. Channell Sr.                  3,250,830             --      3,250,830           35.8%

William H. Channell, Jr.                 1,206,850        183,334      1,390,184           14.8%

Thomas Liguori                                  --          8,334          8,334            0.1%

Edward J. Burke                                 --         27,834         27,834            0.3%

Andrew Zogby                                   300         30,667         30,967            0.3%

All present directors and executive
  officers as a group (13 in number)     4,461,207        321,343      4,782,550           50.9%

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 2001.

Item 13. Certain Relationships and Related Transactions

      The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. The lease provides for annual cost of living increases. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

      In January 2001, the Company guaranteed personal debt of the Company's President and Chief Operating Officer of $0.6 million. The loan amount subject to the guarantee is expected to decline during 2001 and management of the Company plans to terminate the guarantee no later than December 15, 2001. In connection with this guarantee, the Company's President and Chief Operating Officer paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. During the course of the year, the Company paid certain personal expenses on behalf of the President and COO (in part through a corporate credit card which is reimbursed pursuant to an agreement between the Company and the President). These amounts are non interest bearing. The maximum balance outstanding was $271,000 and the year end balance was $55,000.

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

      (a)(3) and (c). The following exhibits are filed herewith:

Exhibit
Number      Exhibit Title
------      -------------
3.1         Restated Certificate of Incorporation of the Company (1)
3.2         Bylaws of the Company (1)
4           Form of Common Stock Certificate (1)
10.1        Tax Agreement between the Company and the Existing Stockholders (1)
10.2        Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3        Senior Revolving Loan Agreement dated as of May 1, 1998, between the
            Company and Fleet National Bank (3)
10.4        Second Amendment to Credit Agreement and Consent dated December 29,
            1999, between the Company and Fleet National Bank (6)
10.5        Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank (6)
10.6        Third Amendment to Credit Agreement and accompanying Notes dated
            July 20, 2000, between the Company and Fleet National Bank (6)
10.8        Employment Agreement between the Company and William H. Channell,
            Sr. (1)
10.9        Employment Agreement between the Company and William H. Channell,
            Jr. (1)
10.10       Channell Commercial Corporation 1996 Performance-Based Annual
            Incentive Compensation Plan (1)
10.11       Lease dated December 22, 1989 between the Company and William H.
            Channell, Sr., as amended (1)
10.12       Lease dated May 29, 1996 between the Company and the Channell Family
            Trust (1)
10.14       Lease dated September 24, 1997 between the Company and SCI North
            Carolina Limited Partnership (4)
10.15       Lease dated October 26, 2000 between the Company and Belston
            Developments Inc. (6)
10.16       Lease Agreement dated as of March 1, 1996 between Winthrop Resources
            Corp. and the Company (1)
10.17       Form of Indemnity Agreement (1)
10.18       Form of Agreement Regarding Intellectual Property (1)
10.19       401(k) Plan of the Company (5)
10.22       A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
10.23       Amendment to Employment Agreement, William H. Channell Jr., dated
            December 31, 1998 (5)
11          Computation of Proforma Income per Share (2)
23          Consent of Independent Certified Public Accountant (6)

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 1999 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 1999 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

Los Angeles, California
February 23, 2001

                         CHANNELL COMMERCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)

                    ASSETS                                1999          2000
                                                        --------      --------

CURRENT ASSETS
    Cash and cash equivalents                           $  2,733      $    913
    Accounts receivable, net                              23,235        24,007
    Inventories                                           19,449        21,620
    Deferred income taxes                                    707         1,171
    Prepaid expenses and miscellaneous receivables         2,294         1,966
    Income taxes receivable                                  389         1,854
                                                        --------      --------

              Total current assets                        48,807        51,531

PROPERTY AND EQUIPMENT, net                               49,452        48,669

DEFERRED INCOME TAXES                                        124         2,102

INTANGIBLE ASSETS, net of amortization of $1,604
    and $2,361 in 1999 and 2000                           14,450        13,931

OTHER ASSETS                                               1,707           515
                                                        --------      --------

                                                        $114,540      $116,748
                                                        ========      ========

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

                                  December 31,
                             (amounts in thousands)

         LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999            2000
                                                                             ---------       ---------
CURRENT LIABILITIES
    Accounts payable                                                         $  11,643       $   7,998
    Short term debt (including current maturities of
        long term debt)                                                          4,135          31,086
    Current maturities of capital lease obligations                              2,608           2,726
    Accrued expenses                                                             2,497           4,459
                                                                             ---------       ---------

            Total current liabilities                                           20,883          46,269

LONG-TERM DEBT, less current maturities                                         26,240           4,092

CAPITAL LEASE OBLIGATIONS, less current maturities                               5,078           2,460

COMMITMENTS AND CONTINGENCIES                                                       --              --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, authorized--1,000
        shares, none issued and outstanding                                         --              --
    Common stock, par value $.01 per share, authorized--19,000 shares; issued - 9,237 in 1999 and 9,269 in 2000; outstanding -
        9,076 shares in 1999 and 9,077 shares in 2000                               92              93
    Additional paid-in capital                                                  27,991          28,334
    Treasury stock - 161 and 192 shares in 1999 and 2000                        (1,352)         (1,576)
    Retained earnings                                                           35,252          38,820
    Accumulated other comprehensive income -
        Foreign currency translation                                               356          (1,744)
                                                                             ---------       ---------

            Total stockholders' equity                                          62,339          63,927
                                                                             ---------       ---------

                                                                             $ 114,540       $ 116,748
                                                                             =========       =========

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                             Year ended December 31,
                  (amounts in thousands, except per share data)

                                                    1998            1999            2000
                                                  --------       ---------       ---------
Net sales                                         $ 93,002       $ 120,688       $ 128,179
Cost of goods sold                                  56,578          76,115          81,108
                                                  --------       ---------       ---------
        Gross profit                                36,424          44,573          47,071
                                                  --------       ---------       ---------
Operating expenses
    Selling                                         11,570          14,716          15,484
    General and administrative                       8,057           9,023          14,231
    Research and development                         1,863           2,629           2,771
    Restructuring charge                                --              --           1,513
    Asset impairment charge                             --              --           4,569
                                                  --------       ---------       ---------
                                                    21,490          26,368          38,568
                                                  --------       ---------       ---------

        Income from operations                      14,934          18,205           8,503

Interest income                                        266              46             222
Interest expense                                    (1,342)         (2,696)         (3,081)
                                                  --------       ---------       ---------
        Income before income taxes                  13,858          15,555           5,644

Income taxes                                         5,749           6,221           2,076
                                                  --------       ---------       ---------
        Net income                                $  8,109       $   9,334       $   3,568
                                                  ========       =========       =========
        Net income per share
             Basic                                $   0.88       $    1.03       $    0.39
                                                  ========       =========       =========
             Diluted                              $   0.88       $    1.02       $    0.39
                                                  ========       =========       =========
Net income                                        $  8,109       $   9,334       $   3,568

Other comprehensive income, net of tax
    Foreign currency translation adjustments          (246)            602          (2,100)
                                                  --------       ---------       ---------
Comprehensive net income                          $  7,863       $   9,936       $   1,468
                                                  ========       =========       =========

         The accompanying notes are an integral part of this statement.

                         CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1999 and 2000
                             (amounts in thousands)

                                                                                                     Accumulated
                                  Common stock      Additional    Treasury stock                        other          Total
                                ----------------      paid-in   -------------------      Retained   comprehensive  stockholders'
                                 Shares   Amount      capital   Shares       Amount      earnings       income        equity
                                -------   ------      -------   ------      -------      --------      -------       --------
Balance, January 1, 1998          9,237      $92      $27,991       --      $    --       $17,809      $    --       $ 45,892

Treasury stock acquired              --       --           --      138       (1,175)           --           --         (1,175)

Foreign currency translation         --       --           --       --           --            --         (246)          (246)

Net income for the year              --       --           --       --           --         8,109           --          8,109
                                -------    -----      -------    -----      -------       -------      -------       --------

Balance, December 31, 1998        9,237       92       27,991      138       (1,175)       25,918         (246)        52,580

Treasury stock acquired              --       --           --       23         (177)           --           --           (177)
Foreign currency translation         --       --           --       --           --            --          602            602
Net income for the year              --       --           --       --           --         9,334           --          9,334
                                -------    -----      -------    -----      -------       -------      -------       --------

Balance, December 31, 1999        9,237       92       27,991      161       (1,352)       35,252          356         62,339

Exercise of employee stock
     options, including tax
     benefit of $35                  32        1          343       --           --            --           --            344
Treasury stock acquired              --       --           --       31         (224)           --           --           (224)
Foreign currency translation         --       --           --       --           --            --       (2,100)        (2,100)
Net income for the year              --       --           --       --           --         3,568           --          3,568
                                -------    -----      -------    -----      -------       -------      -------       --------

Balance, December 31, 2000        9,269      $93      $28,334      192      $(1,576)      $38,820      $(1,744)      $ 63,927
                                =======    =====      =======    =====      =======       =======      =======       ========

         The accompanying notes are an integral part of this statement.

                         CHANNELL COMMERCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                             (amounts in thousands)

                                                                1998          1999           2000
                                                              --------       -------       --------
Cash flows from operating activities:
   Net income                                                 $  8,109       $ 9,334       $  3,568
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                           4,060         6,538          8,168
         Asset impairment charge                                    --            --          4,569
         Deferred income taxes                                     486          (486)        (2,442)
         Changes in assets and liabilities, net of
           effects of acquisitions:
               Accounts receivable                              (3,453)       (5,167)          (931)
               Inventories                                      (3,289)       (4,174)        (1,904)
               Prepaid expenses and misc. receivables             (539)       (1,029)           538
               Other assets                                       (442)         (951)         1,191
               Accounts payable                                  1,003         5,062         (4,654)
               Accrued expenses                                    786           (40)         2,271
               Income taxes payable                               (115)       (1,014)        (2,022)
                                                              --------       -------       --------

               Net cash provided by operating activities         6,606         8,073          8,352
                                                              --------       -------       --------

Cash flows from investing activities:
   Purchase of property and equipment                          (10,579)       (9,148)       (11,606)
   Proceeds from sale of property and equipment                    585            --            110
   Business acquisitions, net of cash acquired                 (23,965)           --             --
   Contingent purchase payments related to the
      acquisition of Standby Electronics Corp.                      --          (213)            --
   Contingent purchase payments related to the
      acquisition of A.C. Egerton (Holdings) PLC                    --            --           (361)
   Maturities of investments                                    11,651            --             --
                                                              --------       -------       --------

               Net cash used in investing activities           (22,308)       (9,361)       (11,857)
                                                              --------       -------       --------

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             Year ended December 31,
                             (amounts in thousands)

                                                                   1998          1999           2000
                                                                 --------       -------       --------
Cash flows from financing activities:
   Repayment of debt                                             $ (4,712)      $(5,744)      $(11,025)
   Proceeds from issuance of long-term debt                        24,661         6,600         15,284
   Repayment of capital lease obligations                            (855)       (2,407)        (2,503)
   Purchase of treasury stock                                      (1,175)         (177)          (224)
   Exercise of employee stock options                                  --            --            344
                                                                 --------       -------       --------

        Net cash (used in) provided by financing activities        17,919        (1,728)         1,876
                                                                 --------       -------       --------

Effect of exchange rates on cash                                     (229)          (79)          (191)
                                                                 --------       -------       --------

        Increase (decrease) in cash and cash equivalents            1,988        (3,095)        (1,820)

Cash and cash equivalents, beginning of year                        3,840         5,828          2,733
                                                                 --------       -------       --------

Cash and cash equivalents, end of year                           $  5,828       $ 2,733            913
                                                                 ========       =======       ========

Cash paid during the year for:
   Interest (net of capitalized interest of $339 in 1998)        $  1,138       $ 2,654       $  3,081
                                                                 ========       =======       ========

   Income taxes                                                  $  4,974       $ 6,840       $  6,956
                                                                 ========       =======       ========

Noncash investing and financing activities:
   Assets acquired under capital lease                           $  6,248       $ 3,898       $     --
                                                                 ========       =======       ========

   Note received for property and equipment sold                 $    166       $    --       $     --
                                                                 ========       =======       ========

   Fair value of assets acquired, including goodwill             $ 42,675       $    --       $     --
   Cash paid                                                      (27,900)           --             --
                                                                 --------       -------       --------

   Liabilities assumed                                           $ 14,775       $    --       $     --
                                                                 ========       =======       ========

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

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

Foreign Currency Translation--Assets and liabilities of certain foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income. Foreign currency transaction gains and losses are included in general and administrative expenses. In 2000, foreign currency transaction gains totaled $328, resulting primarily from borrowings payable in foreign currencies. Transactions gains and losses were not significant in 1998 or 1999.

Cash and Cash Equivalents--For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

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

Intangible Assets--The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 20 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 3 years. The Company reviews the carrying value of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Amortization expense charged to income amounted to $603, $863 and $876 in 1998, 1999 and 2000, respectively.

Revenue Recognition--The Company recognizes revenue from product sales at the time of shipment.

Shipping Costs--Shipping and handling costs are charged to expense as incurred. Total shipping costs of $596, $499 and $1,839 are included in general and administrative expenses for 1998, 1999 and 2000, respectively.

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

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations:

                             1998                1999                 2000
                       ---------------     ---------------      ---------------
                                  Per                 Per                  Per
                                 Share               Share                Share
                       Shares   Amount     Shares   Amount      Shares   Amount
                       ------   ------     ------   ------      ------   ------

Basic income per
   share                9,199    $0.88      9,094    $1.03       9,091    $0.39
Effect of dilutive
   stock options           31       --         17     (.01)         35       --
                        -----    -----      -----    -----       -----    -----

Diluted income per
   share                9,230    $0.88      9,111    $1.02       9,126    $0.39
                        =====    =====      =====    =====       =====    =====

The following options were not included in the computation of diluted income per share as a result of the options' exercise price exceeding the average market price of the common shares:

                                      1998               1999          2000
                               -------------------   ------------   -----------

Options to purchase shares of
    common stock                      626                678           204
Exercise prices                     $11.00 -           $10.06 -      $12.00 -
                                     $13.25             $13.25        $13.75
                               July 2007 - October    July 2007 -   July 2007 -
Expiration dates                      2008           October 2009    July 2010

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

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Reclassifications--Certain reclassifications have been made to the 1998 and 1999 financial statements to conform with the 2000 presentation.

NOTE C--INVENTORIES

      Inventories are summarized as follows:

                                                 1999          2000
                                               -------       -------

            Raw materials                      $ 7,666       $ 6,429
            Work-in-process                      2,641         3,575
            Finished goods                       9,142        11,616
                                               -------       -------

                                               $19,449       $21,620
                                               =======       =======

NOTE D--PROPERTY AND EQUIPMENT

      Property and equipment are summarized as follows:

                                                                                Estimated
                                                         1999        2000     useful lives
                                                       --------    --------   ------------
      Machinery and equipment                          $ 53,932    $ 61,297     3-10 years
      Office furniture and equipment                      2,234       3,525     3 -7 years
      Leasehold improvements                              2,864       3,642    15-20 years
      Building and building improvements                  7,161       7,025       30 years
      Land                                                1,646       1,574             --
      Construction in progress                              404          --             --
                                                       --------    --------
                                                         68,242      77,063
      Less accumulated depreciation and amortization    (18,790)    (28,394)
                                                       --------    --------

                                                       $ 49,452    $ 48,669
                                                       ========    ========

Included in machinery and equipment is $10,061 and $10,052 of equipment under capital lease at December 31, 1999 and 2000, respectively. Accumulated amortization of assets under capital lease totaled $1,997 and $3,985 at December 31, 1999 and 2000, respectively. See Note G.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE D--PROPERTY AND EQUIPMENT - Continued

Pursuant to its policy, the Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As a result of lower utilization of certain production equipment in the European operations, an impairment review was conducted on these assets. A projection of future cash flows was developed as a basis of measurement of the asset impairment charge. In the fourth quarter of 2000, the Company adjusted the carrying value of this machinery and equipment resulting in a non-cash impairment charge of $4,569 ($2,787 after tax, or $0.31 per share).

NOTE E--ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                    1999       2000
                                                   ------     ------

            Accrued restructuring charges          $   --     $1,323
            Accrued vacation                          628        784
            Accrued bonus                             262        508
            Other                                   1,607      1,844
                                                   ------     ------

                                                   $2,497     $4,459
                                                   ======     ======

NOTE F--LONG-TERM DEBT

Long-term debt consists of the following:

                                                           1999         2000
                                                         -------      -------
      Senior credit facility that provides for
      borrowings up to $40,000 ($30,000 at December 31,
      1999). The outstanding balance bears interest,
      payable monthly, at a variable rate based on
      either the bank's base rate or the applicable
      LIBOR rate, depending on the nature of the
      borrowings. At December 31, 1999 and 2000, the
      weighted average interest rate on outstanding
      borrowings was 6% and 7%. The loan is
      collateralized by substantially all of the
      Company's assets and up to 65% of the capital
      stock of the Company's subsidiaries. Scheduled
      principal payments of $2,000 and $3,000 are due
      in 2001 and 2002, respectively, with the
      remaining principal balance due on April 30, 2003
      (see discussion below regarding covenant
      violations.)                                       $21,961      $30,997

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE F--LONG-TERM DEBT - Continued

                                                            1999       2000
                                                          --------    -------

      Note payable to financial institution payable in
      monthly principal and interest installments of
      $30 with the unpaid principal and interest due on
      November 1, 2008. The note bears interest at
      6.85% and is collateralized by certain land and
      buildings.                                          $  4,221    $ 4,148

      Note payable issued to an individual in
      connection with the acquisition of RMS
      Electronics, Inc. (Note K). Principal is payable
      in three installments of $133 beginning January
      1, 1999. Interest accrues at a rate equal to the
      Company's investment yield (effective rate of
      5.75% at December 31, 1999).                             267         --

      Automobile loan payable in monthly principal and
      interest installments of $1 through March 2003
      The note bears interest at 8.5% and is
      collateralized by the automobile acquired.                --         33

      Egerton Credit Facility                                3,926         --
                                                          --------    -------
                                                            30,375     35,178
      Less current maturities                               (4,135)    31,086
                                                          --------    -------

                                                          $ 26,240    $ 4,092
                                                          ========    =======

The Company also had a separate credit facility available to its Egerton subsidiaries that included an overdraft facility totaling approximately $5,000 plus the combined cash balances of those subsidiaries. Also included were facilities, totaling approximately $2,000, to provide financing for international letters of credit, forward exchange contracts, and other items. Outstanding borrowings (net of cash balances) bore interest at the bank's base rate (5.5% at December 31, 1999) plus a factor ranging from 1.25% to a maximum of 4% depending on the amount borrowed. The facility was collateralized by the assets of the subsidiaries. In February 2000, the Egerton credit facility was repaid using additional borrowings from the senior credit facility.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE F--LONG-TERM DEBT--Continued

The senior credit facility contains various financial and operating covenants which, among other things, impose limitations on the Company's ability to incur additional indebtedness, merge or consolidate, acquire fixed assets, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with convenants related to minimum net worth and other financial ratios. At December 31, 2000, the Company exceeded the allowable ratio of debt to EBITDA and fixed coverage ratio of the senior credit facility.

Management has also determined that it is probable that the Company will not be in compliance with the ratios of debt to EBITDA and fixed charge coverage at the next measurement date (March 31, 2001). These violations give the bank the right to demand repayment of the outstanding borrowings under the senior credit facility. Management has requested a waiver of the covenants for both measurement periods. In addition, management is in negotiations with the bank to revise the financial covenants under the senior credit facility. To date, the Company has not obtained waivers from the bank for the period ended December 31, 2000 or March 31, 2001. Generally accepted accounting principles required the obligations under the senior credit facility be classified as a current obligation if the waivers have not been obtained. The bank may increase the Company's cost of borrowings as a condition of issuing a waiver. In the event that the Company is unable to obtain waivers of the covenant violations the bank may demand repayment of some or all of the outstanding borrowings. Such an occurrence would require the Company to identify other financing sources to replace the existing credit facility.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE F--LONG-TERM DEBT--Continued

Based on the original terms of the senior credit facility, long-term debt at December 31, 2000 is schedule to mature as follows:

                  Year                      Amount
               ----------                  -------

                  2001                     $ 2,089
                  2002                       3,098
                  2003                      29,090
                  2004                          95
                  2005                         102
               Thereafter                    3,704
                                           -------

                                           $35,178
                                           =======

NOTE G--CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases. The leases expire on various dates through August 2003. Future minimum payments, by year, are as follows:

      Year

      2001                                           $ 3,232
      2002                                             2,043
      2003                                               603
                                                     -------
                                                       5,878
      Less amount representing interest                 (692)
                                                     -------
                                                       5,186
      Less current maturities                         (2,726)
                                                     -------

                                                      $2,460
                                                     =======

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE H--RESTRUCTURING CHARGE

In the fourth quarter of 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513. The principal actions in the restructuring plan involve the closure of facilities and consolidation of support infrastructure. This restructuring, which will result in the elimination of approximately 90 administration staff and manufacturing positions, will be completed by December 31, 2001. The major components of the restructuring charges are as follows:

       Employee severance and related benefit costs            $   621
       Costs associated with vacated facilities                    819
       Legal and professional services                              73
                                                               -------

                                                               $ 1,513
                                                               =======

Severance

The Company anticipates a total reduction of approximately 90 employees, approximately 10% of the total force. The reductions are 55 employees in the European operations, consisting of factory direct labor, factory support and administrative positions, and 36 people in North America, consisting of factory direct labor, factory support and administrative positions. There will be additional severance costs of approximately $24 in the first quarter 2001 relating to this reduction of employees.

Costs Associated with Vacated Facilities

The Company has accrued $819 as the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases. In the European operations, two smaller facilities have been vacated as of December 31, 2000, and a third larger facility is expected to be vacated in September 2001. The Charlotte, North Carolina distribution facility is expected to be vacated April 30, 2001. The Hong Kong sales office was vacated on February 28th, 2001. The majority of accrued lease expenses related to the European facilities.

Legal and Professional Services

The Company incurred legal and professional fees in the fourth quarter of 2001 associated with the implementation of the above restructuring activities in the international operations. These services primarily relate to labor issues.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE I--INCOME TAXES

The components of income taxes are as follows:

                                       1998           1999           2000
                                    -------        -------        -------
      Current
        Federal                     $ 3,796        $ 5,011        $ 3,247
        State                         1,123            712            863
        Foreign                         344            984            408
                                    -------        -------        -------
                                      5,263          6,707          4,518
                                    -------        -------        -------
      Deferred
        Federal                         357            369           (992)
        State                            78             (6)          (483)
        Foreign                          51           (849)          (967)
                                    -------        -------        -------

                                        486           (486)        (2,442)
                                    -------        -------        -------
                                    $ 5,749        $ 6,221        $ 2,076
                                    =======        =======        =======

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                                       1998     1999     2000
                                                       ----     ----     ----

      U.S. Federal statutory rate                        34%      34%      34%
      State income taxes, net of
         federal tax benefit                              6        5        5
      Amortization of intangibles                         1        1       --
      Nondeductible meals and entertainment               2        2        1
      Effect of subsidiaries taxes at other than the
         U.S. statutory rate                             (2)      (2)      (3)
                                                       ----     ----     ----

                                                         41%      40%      37%
                                                       ====     ====     ====

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE I--INCOME TAXES - Continued

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 1999     2000
                                               ------   ------
      Assets
           Patents                             $  941   $  830
           Allowance for bad debts                 42       25
           Inventory capitalization               255      353
           Vacation pay                           323      336
           State taxes                             87       --
           Restructuring charge                    --      524
           Impairment charge                       --    1,957
           Tax credit and loss carryforwards      990    1,773
                                               ------   ------

                                                2,638    5,798
                                               ------   ------

      Liabilities
           State taxes                             --       67
           Amortization of goodwill                --       46
           Accelerated depreciation             1,807    2,412
                                               ------   ------

                                                1,807    2,525
                                               ------   ------

                  Net deferred tax asset       $  831   $3,273
                                               ======   ======

The classification of the net deferred tax asset between current and non-current is as follows:

                                                 1999     2000
                                               ------   ------

      Net current asset                        $  707   $1,171
      Net long-term asset                         124    2,102
                                               ------   ------

                  Net deferred tax asset       $  831   $3,273
                                               ======   ======

At December 31, 2000, the Company had approximately $7,200 of international operating loss carryforwards with a potential tax benefit of $1,773. These loss carryforwards do not expire. Realization of the deferred tax asset is dependent upon generating sufficient taxable income. Management believes that it is more likely than not that the deferred tax assets will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE J--STOCKHOLDERS' EQUITY

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost has not been significant for 1998, 1999 and 2000.

Plan transactions are as follows:

                               1998                1999              2000
                         -----------------  -----------------  -----------------
                                  Weighted           Weighted           Weighted
                                   average            average            average
                                  exercise           exercise           exercise
                         Shares     price   Shares     price   Shares     price
                         ------    ------   ------    ------   ------    ------

Options outstanding
   January 1,               636    $11.49      703    $11.22      768    $10.86
Granted                     114      9.83       98     10.17      140     13.29
Exercised                    --        --       --        --      (32)    10.81
Canceled                    (47)    11.33      (33)    11.52      (27)    10.26
                         ------             ------             ------
Options outstanding
   December 31,             703    $11.22      768    $10.86      849    $11.30
                         ======             ======             ======

Options available for
   grant at December 31,     47                732                619

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE J--STOCKHOLDERS' EQUITY--Continued

Weighted average fair value of options granted during the year are as follows:

                                                             1998   1999   2000
                                                            -----  -----  -----

      Exercise price is below market price at date of grant    --     --
      Exercise price equals market price at date of grant   $3.93  $4.07  $5.88

The range of exercise prices of options outstanding at December 31, 2000 is $8.38 to $13.75 and the options have a weighted average remaining contractual life of 7 years. At December 31, 2000, 639 of the 849 options outstanding are exercisable by the optionee.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                            1998            1999          2000
                                          -------         -------       -------

      Expected life (years)               5 years         5 years       5 years
      Risk-free interest rate              5.5%            5.5%           6.0%
      Expected volatility                   35%             35%           40%
      Expected dividend yield               --              --            --

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net income and income per share would have been:


                                                        Net income per share
                                                Net     -------------------
                                              income      Basic     Diluted
                                             --------   --------   --------
             1998
              As reported                    $  8,109   $   0.88   $   0.88
              Pro forma                         7,286   $   0.79   $   0.79

             1999
              As reported                    $  9,334   $   1.03   $   1.02
              Pro forma                         9,001   $   0.99   $   0.98

             2000
              As reported                    $  3,568   $   0.39   $   0.39
              Pro forma                         3,210   $   0.35   $   0.35

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE K--ACQUISITIONS

The Company has acquired the entities described below. The acquisitions were accounted for by the purchase method of accounting:

RMS Electronics, Inc.--On January 2, 1997, the Company acquired substantially all of the assets of RMS Electronics, Inc. and an affiliated company, RMS - UK Limited (collectively referred to as "RMS") for $2,695, including acquisition costs. The purchase price consisted of $2,295 in cash and the remainder through the issuance of a promissory note (Note F). RMS is a designer, importer and distributor of passive electronic products and devices for various segments of the telecommunications industry. These devices are typically used in conjunction with the Company's enclosure products. The excess of the purchase price over the fair values of the net assets acquired was $1,134 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years. Other intangible assets acquired in connection with the acquisition totaled $100 and were amortized over three years.

Standby Electronics Corp.--On June 30, 1997, the Company acquired 100% of the outstanding shares of Standby Electronics Corp. ("Standby"), a designer and supplier of metal-fabricated enclosures to house advanced electronics fiber optic cable and power systems for telecommunications networks, for $479. In addition, the purchase agreement provided for additional consideration of up to $300 to be paid over three years, contingent upon Standby achieving specified revenue levels over the three-year period. The excess of the purchase price (excluding the contingent consideration) over the fair values of the net assets acquired was $552 and has been recorded as goodwill, which is being amortized on a straight-line basis over fifteen years. In 1999, a final contingent purchase payment of $213 was made resulting in an increase in the recorded goodwill.

A.C. Egerton (Holdings) PLC--On May 1, 1998, the Company acquired 100% of the outstanding common stock of A.C. Egerton (Holdings) PLC ("Egerton"), a public limited company incorporated in England and Wales. Egerton is a manufacturer of outside plant splicing and terminating products for both optical fiber and copper applications used in the telecommunications industry. The purchase price, after all purchase price adjustments, paid in cash, amounted to $28,261, including $1,325 of acquisition costs. The fair value of tangible assets acquired in excess of liabilities assumed amounted to $13,847, which resulted in goodwill in the amount of $14,414. The final appraisal of the property and equipment acquired was completed in the forth quarter of 1998, resulting in adjustments to Egerton's property and equipment and goodwill and the related depreciation and amortization. The effect of recording these adjustments was to increase net income for the fourth quarter of 1998 by $435 ($.05 per share). Goodwill is being amortized on the straight-line basis over twenty years.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE K--ACQUISITIONS--Continued

The operating results of these acquired businesses have been included in the consolidated statement of income from the dates of acquisition. The following unaudited pro forma information for the year ended December 31, 1998 presents a summary of consolidated results of operations of the Company and the acquired businesses as if the acquisition of Egerton had occurred January 1, 1998.

                                                             1998
                                                           --------

      Net sales                                            $101,798
      Net income                                              6,798
      Income per share (basic and diluted)                 $    .74

The 1998 unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as additional amortization expense of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition of Egerton been effective January 1, 1998, or of future results of operations of the consolidated entities.

NOTE L--RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of income include contribution expense of $174, $193 and $212 for the years ended December 31, 1998, 1999 and 2000, respectively.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE M--RELATED PARTY TRANSACTIONS

The Company leases a portion of its facilities in Temecula, California from the Company's Chairman of the Board and Chief Executive Officer. The lease provides for payments of insurance, repairs, and maintenance and property taxes, and extends through 2005. The Company has two five-year renewal options to extend the terms to 2015. Rent expense paid under the lease was $1,103, $1,127 and $1,158 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

In January 2001, the Company guaranteed personal debt of the Company's President and Chief Operating Officer of $650. The loan amount subject to the guarantee is expected to decline during 2001 and management of the Company plans to terminate the guarantee no later than December 15, 2001. In connection with this guarantee, the Company's President and Chief Operating Officer paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

NOTE N--COMMITMENTS AND CONTINGENCIES

The Company leases equipment and manufacturing and office space under several operating leases expiring through 2005. Rent expense under all operating leases amounted to $1,777, $1,542 and $1,632 for the years ended December 31, 1998, 1999 and 2000, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 2000, including the operating lease with the related party discussed in Note L, are as follows:

           Year                       Amount
         --------                     ------

           2001                       $1,510
           2002                        1,325
           2003                        1,255
           2004                        1,242
           2005                        1,266
                                      ======
                                      $6,598
                                      ======

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE N--COMMITMENTS AND CONTINGENCIES - Continued

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

In September 2000, the Company received notice from the Internal Revenue Service
(IRS) regarding an upcoming examination of the 1997 and 1998 tax returns. At this time the company is unable to estimate the possible impact, if any, that may result from this examination. However, the Company believes that the ultimate outcome of this examination will not result in a material impact on the Company's consolidated results of operations or financial position.

NOTE O--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. Cash balances held in financial institutions outside of the United States was not significant at December 31, 1999 and 2000. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

In 2000, one customer accounted for 11.2% of sales and a second customer accounted for 10.4% of sales. In 1999, one customer accounted for 10.2% of the Company's sales. In 1998, one customer accounted for 12.5% of sales and a second customer accounted for 11.7% of sales. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's base and their geographic dispersion. The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE P--SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information:

                                               1998       1999         2000
                                             --------   --------    ---------
      Revenues from unrelated entities(1):
            United States(2)                 $ 65,606   $ 80,028    $  88,531
            Europe/Middle East                 16,230     19,030       21,746
            Canada                              5,136      5,148        7,270
            Australia/Asia                      6,030     16,482       10,632
                                             --------   --------    ---------
                                             $ 93,002   $120,688    $ 128,179
                                             ========   ========    =========
      Income (loss) from operations:
            United States                    $ 13,616   $ 18,382    $  16,212
            Europe/Middle East                    408     (2,780)      (8,684)
            Canada                                 80        413        1,286
            Australia/Asia                        830      2,190       (1,117)
                                             --------   --------    ---------
                                             $ 14,934   $ 18,205    $   8,503
                                             ========   ========    =========
      Interest income:
            United States                    $    261   $     38    $     207
            Europe/Middle East                      5         --           --
            Canada                                 --          8           15
            Australia/Asia                         --         --           --
                                             --------   --------    ---------
                                             $    266   $     46    $     222
                                             ========   ========    =========

      Interest expense:
            United States                    $    875   $  2,348    $   2,630
            Europe/Middle East                    462        338          447
            Canada                                 --         --            4
            Australia/Asia                          5         10           --
                                             --------   --------    ---------
                                             $  1,342   $  2,696    $   3,081
                                             ========   ========    =========

(1)   Inter-geographic revenues were not significant.

(2) Includes export sales of approximately $1,700, $1,043 and $1,971 in 1998, 1999 and 2000, respectively.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE P--SEGMENT AND GEOGRAPHIC INFORMATION--Continued

                                         1998         1999         2000
                                      ---------    ---------    ---------

      Income tax expense (benefit):
            United States             $   5,354    $   6,086    $   2,635
            Europe/Middle East              (99)        (904)        (783)
            Canada                           44          193          474
            Australia/Asia                  450          846         (250)
                                      ---------    ---------    ---------
                                      $   5,749    $   6,221    $   2,076
                                      =========    =========    =========

      Identifiable assets:
            United States             $  50,992    $  60,860    $  64,868
            Europe/Middle East           32,464       35,009       34,827
            Canada                        2,577        3,508        2,525
            Australia/Asia               12,409       15,163       14,528
                                      ---------    ---------    ---------
                                      $  98,442    $ 114,540    $ 116,748
                                      =========    =========    =========

      Depreciation and amortization
            United States             $   2,560    $   4,090    $   5,296
            Europe/Middle East            1,029        1,455        1,932
            Canada                           78          100          117
            Australia/Asia                  393          893          823
                                      ---------    ---------    ---------
                                      $   4,060    $   6,538    $   8,168
                                      =========    =========    =========

      Capital expenditures:
            United States(3)          $   9,513    $   5,392    $   5,815
            Europe/Middle East              684        3,650        4,996
            Canada                           90          106           41
            Australia/Asia                  292           --          754
                                      ---------    ---------    ---------
                                      $  10,579    $   9,148    $  11,606
                                      =========    =========    =========

(3) Excludes assets acquired under capital leases of $6,248 and $3,898 in 1998 and 1999, respectively.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1998, 1999 and 2000
                  (amounts in thousands, except per share data)

NOTE Q--QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1998, 1999 and 2000 follows:

                                              First    Second   Third    Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
       1998
        Net sales                            $15,704  $23,108  $27,159  $26,739
        Gross profit                           6,414    9,621   10,609    9,488
        Net income                             1,547    2,293    2,335    1,934
        Income per share (basic and diluted)    0.17     0.25     0.25     0.21

       1999
        Net sales                             24,698   31,315   32,938   31,729
        Gross profit                           9,594   12,341   12,375   10,255
        Net income                             1,710    2,718    2,823    2,083
        Income per share
                  Basic                         0.19     0.30     0.31     0.23
                  Diluted                       0.19     0.30     0.31     0.22

       2000
        Net sales                             32,250   35,722   33,182   27,025
        Gross profit                          11,241   13,884   12,525    9,421
        Net income (loss)(1)                   1,611    3,132    2,048   (3,223)
        Income (loss) per share(1)
                  Basic                         0.18     0.34     0.23    (0.36)
                  Diluted                       0.17     0.34     0.22    (0.36)

(1) In the fourth quarter of 2000, the Company recorded a restructuring charge of $1,513 ($923 after tax, or $0.10 per share). See Note H. During the fourth quarter of 2000, the Company also recorded a charge for the impairment of long-lived assets of $4,569 ($2,787 after tax, or $0.31 per share). See Note D.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on April 2, 2001.

                                         CHANNELL COMMERCIAL CORPORATION
                                         a Delaware corporation


                                         By /s/ WILLIAM H. CHANNELL, SR.
                                            ----------------------------
                                            William H. Channell, Sr.
                                            Chairman of the Board and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of April 2, 2001.

            Signature                        Capacity in Which Signed
            ---------                        ------------------------


/s/ WILLIAM H. CHANNELL, SR.                 Chairman of the Board and
----------------------------------           Chief Executive Officer
William H. Channell, Sr.                     (Principal Executive Officer)


/s/ WILLIAM H. CHANNELL, JR .                President, Chief Operating Officer
----------------------------------           and Director
William H. Channell, Jr.


/s/ THOMAS LIGUORI                           Chief Financial Officer
----------------------------------
Thomas Liguori


/s/ JACQUELINE  M. CHANNELL                  Secretary and Director
----------------------------------
Jacqueline M. Channell


/s/ EUGENE  R. SCHUTT,  JR.                  Director
----------------------------------
Eugene R. Schutt, Jr.


/s/ RICHARD  A. CUDE                         Director
----------------------------------
Richard A. Cude


/s/ PETER J. HICKS                           Director
----------------------------------
Peter J. Hicks