Form 10-Q
period 2001-03-31
CHANNELL COMMERCIAL CORP
filed 2001-05-15
CIK 1013696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                     92591
                                   (Zip Code)

                                 (909) 719-2600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---
     9,056,293 shares of common stock of the Registrant were outstanding at March 31, 2001.

                        CHANNELL COMMERCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                 (amounts in thousands, except per share data)


                                                                                      Three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                    2001              2000
                                                                                  --------           -------
Net sales                                                                         $ 21,967           $32,250
Cost of goods sold                                                                  15,455            21,009
                                                                                  --------           -------

             Gross profit                                                            6,512            11,241
Operating expenses
             Selling                                                                 3,734             3,985
             General and administrative                                              3,062             3,156
             Research and development                                                  618               610
                                                                                  --------           -------
                                                                                     7,414             7,751
                                                                                  --------           -------
             (Loss) Income from operations                                            (902)            3,490

Interest expense, net                                                                 (817)             (603)
                                                                                  --------           -------

             (Loss) Income before income taxes                                      (1,719)            2,887

Income taxes (benefit)                                                                (448)            1,276
                                                                                  --------           -------

             Net (loss) income                                                     ($1,271)          $ 1,611
                                                                                  ========           =======

             Net (loss) income per share

                             Basic                                                  ($0.14)            $0.18
                                                                                  ========           =======

                             Diluted                                                ($0.14)            $0.17
                                                                                  ========           =======

Net (loss) income                                                                  ($1,271)          $ 1,611

Other comprehensive income, net of tax
     Foreign currency translation adjustments                                       (2,044)             (772)
                                                                                  --------           -------

Comprehensive net (loss) income                                                    ($3,315)          $   839
                                                                                  ========           =======

                        CHANNELL COMMERCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)


                                                                                          Mar. 31,               Dec. 31,
                                                                                           2001                   2000
                                                                                        ----------              ---------
ASSETS
     Current assets
           Cash and cash equivalents                                                     $  2,100               $    913
           Accounts receivable, net                                                        16,382                 24,007
           Inventories                                                                     22,714                 21,620
           Deferred income taxes                                                            1,082                  1,171
           Prepaid expenses and misc. receivables                                           2,641                  1,966
           Income taxes receivable                                                          1,047                  1,854
                                                                                         --------               --------
                          Total current assets                                             45,966                 51,531

     Property and equipment at cost, net                                                   46,926                 48,669

     Deferred income taxes                                                                  2,517                  2,102

     Intangible assets, net                                                                13,696                 13,931

     Other assets                                                                             554                    515
                                                                                         --------               --------
                                                                                         $109,659               $116,748
                                                                                         ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
           Accounts payable                                                              $  6,002               $  7,998
           Short term debt (including current maturities of long term debt)                32,595                 31,086
           Current maturities of capital lease obligations                                  2,718                  2,726
           Accrued expenses                                                                 1,995                  4,459
                                                                                         --------               --------
                          Total current liabilities                                        43,310                 46,269
                                                                                         --------               --------

     Long term debt, less current maturities                                                4,092                  4,092

     Capital lease obligations, less current maturities                                     1,792                  2,460

     Stockholders' equity
           Preferred stock                                                                     --                     --
           Common stock, par value $.01 per share, authorized --
                 19,000 shares; issued - 9,269 shares at March 31,
                 2001 and 9,269 in December 31, 2000; outstanding
                 - 9056 shares in March 31, 2001 and 9,077 in
                 December 31, 2000                                                             93                     93
           Additional  paid-in capital                                                     28,334                 28,334
           Treasury stock - 213 and 192 shares in March 31, 2001
                 and December 31, 2000                                                     (1,723)                (1,576)
           Retained earnings                                                               37,549                 38,820
           Accumulated other comprehensive income -
           Foreign currency translation                                                    (3,788)                (1,744)
                                                                                         --------               --------

           Total stockholders' equity                                                      60,465                 63,927
                                                                                         --------               --------

           Total liabilities and stockholders' equity                                    $109,659               $116,748
                                                                                         ========               ========

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)


                                                                                     Three months ended
                                                                                         March 31,
                                                                                    --------------------
                                                                                     2001            2000
                                                                                    ------          ------
Cash flows from operating activities:
           Net (loss) income                                                               ($1,271)        $ 1,611
                         Depreciation and amortization                                2,194           1,881
                         Deferred income taxes                                         (677)            (72)
                         Disposal of fixed asset                                         10               -
                         Foreign curreny transaction gain                              (469)              -

           Change in assets and liabilities:
             (Increase) decrease in assets:
                         Accounts receivable                                          2,127            (342)
                         Inventories                                                     90           1,135
                         Prepaid expenses                                              (597)            (68)
                         Other                                                          (39)            (52)
           Increase (decrease) in liabilities:
                         Accounts payable                                            (1,357)         (4,015)
                         Accrued expenses                                            (1,043)           (543)
                         Income taxes payable                                         1,383           2,098
                                                                                   --------         -------

Net cash provided by operating activities                                               351           1,633
                                                                                   --------         -------

Cash flows from investing activities:
           Acquisition of property and equipment                                       (225)         (2,745)
           Dispositions of property and equipment                                         -              28
                                                                                   --------         -------

Net cash used in investing activities                                                  (225)         (2,717)
                                                                                   --------         -------

Cash flows from financing activities:
           Repayment of debt                                                           (522)         (3,926)
           Proceeds from issuance of long term debt                                   2,500           5,568
           Repayment of obligations under capital lease                                (658)           (697)
           Repurchase of stock                                                         (147)              -
           Exercise of stock options                                                      -              45
                                                                                   --------         -------

Net cash provided by financing activities                                             1,173             990
                                                                                   --------         -------

Effect of exchange rates on cash                                                       (112)           (497)
                                                                                   --------         -------

Increase (Decrease) in cash and cash equivalents                                      1,187            (591)

Cash and cash equivalents, beginning of period                                          913           2,733
                                                                                   --------         -------

Cash and cash equivalents, end of period                                           $  2,100         $ 2,142
                                                                                   ========         =======

Cash paid during the period for:
           Interest                                                                $    769         $   512
                                                                                   ========         =======

           Income taxes                                                            $     20         $   173
                                                                                   ========         =======

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                            March 31, 2001 and 2000

                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the "Company") as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:


                                                 March 31,
                                                   2001
                                              --------------
             Raw Materials                       $ 7,154
             Work-in-Process                       4,050
             Finished Goods                       11,510
                                                 $22,714
                                              ==============

3. Income per share: Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. Options to acquire the Company's common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2001 because they are antidilutive, but they could potentially dilute earnings per share in future periods. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the three months ended March 31st:


                             2001                        2000
                    ------------------------    ------------------------
                                  Per Share                   Per Share
                      Shares        Amount         Shares        Amount
                    ----------    ----------    -----------   ----------
Basic income per
 Share                  9,058       ($.14)          9,078        $ .18
Effect of dilutive
 Stock options             --          --             230         (.01)
                        -----       -----           -----        -----
Diluted income per
 Share                  9,058       ($.14)          9,308        $ .17
                        =====       =====           =====        =====

4. Segments: Channell Commercial Corporation (the "Company") operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe / Middle East, Canada and Australia / Asia. The following tables summarize segment information for the three months ended March 31, 2001 and 2000.


                                                 Three Months Ended
                                                      March 31,
                                                ------------------------
                                                   2001             2000
                                                -------          -------
Revenues from unrelated entities:
United States                                   $16,988          $22,556
Europe/Middle East                                2,378            5,835
Canada                                            1,059            1,138
Australia/Asia                                    1,542            2,721
                                                -------          -------
                                                $21,967          $32,250
                                                =======          =======

Income from operations:
United States                                   $ 1,704          $ 4,388
Europe/Middle East                               (1,665)            (513)
Canada                                               44               57
Australia/Asia                                     (985)            (442)
                                                -------          -------
                                                $  (902)         $ 3,490
                                                =======          =======

    There has not been any significant change in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto for the year ended December 31, 2000.

5. Credit Agreement: The Company's credit facility contains various financial and operating covenants. The Company was not in compliance with ratios of debt to EBITDA and fixed charge coverage as of December 31, 2000 and March 31, 2001. The lenders have stipulated certain conditions to their willingness to provide waivers and amend the credit agreement. Among other things, the lenders are requiring changes to the terms of borrowing that will increase the Company's cost of borrowing and will reduce the revolving facility from $30.0 million to $25.0 million. The Company believes that a revolving facility of $25.0 million is sufficient to fund the Company's working capital and other funding requirements in 2001. The Company and the lenders have agreed that the Company will obtain alternative financing to repay the existing lenders' loans in the third quarter of 2001. Under the proposed amendment to the credit agreement, an event of default would occur if the Company does not refinance the existing facility by that time. The Company has received and is evaluating alternative financial proposals from three alternative lenders.

Part I - Financial Information

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended March 31, 2001 With the Three Months Ended March 31, 2000

     Net Sales. Net sales in the first three months of 2001 were $22.0 million, a decrease of $10.2 million or 31.7% compared with the first three months of 2000. The decrease resulted from a slow down in capital spending in the telecommunications equipment industry, primarily in the U.S. and to a lesser extent Europe.

     Domestic net sales were $17.0 million in the first three months of 2001, a decrease of $5.6 million, or 24.8% compared to the first three months of 2000. The decrease is due to a slow down in spending by domestic customers due to decreased capital spending on network infrastructure upgrades in the first quarter, as well as customer efforts to reduce inventory by decreasing purchases of communications equipment, and poor domestic weather conditions in the first quarter of 2001 as compared to the first quarter of 2000.

     International net sales were $5.0 million, a decrease of $4.6 million, or 47.9% compared to the first three months of 2000. Sales in Europe / Middle East decreased 58.6% to $2.4 million due to a slow down in telecommunications spending in the region and customer decisions to reduce inventory by decreasing purchases. Sales in Australia/Asia decreased 44.4% to $1.5 million due to lower sales to a major telecommunications customer that reduced orders substantially in January and February to decrease inventory. Canada sales remained constant at $1.1 million. An unfavorable change in currency exchange rates decreased international sales reported in U.S. Dollars by $0.6 million for the first three months of 2001.

     Gross profit. Gross profit in the first three months of 2001 was $6.5 million, a decrease of $4.7 million, or 42.0%. The decrease is due to the lower sales volume and unfavorable manufacturing cost variances. The manufacturing cost variances resulted from a lower production rate, due to lower sales and increased efforts to manage inventory levels, causing unabsorbed labor and overhead costs.

     As a percentage of net sales, gross margin declined from 34.8% in the first three months of 2000 to 29.5% in the first three months of 2001. The decline is also due to the lower production rate resulting from lower sales and efforts to manage inventory levels.

     Selling. Selling expenses were $3.7 million in the first three months of 2001, a decrease of $0.3 million, or 7.5%, from the first three months of 2000. The decrease is due to lower sales commissions and reduced head count in sales administration functions as a result of the previously announced restructuring plan to reduce head count and facilities. As a percentage of net sales, selling expense increased from 12.4% in the 2000 period to 17.0% in the 2001 period.

     General and Administrative. General and administrative expenses decreased $0.1 million, or 3.1%, from $3.2 million in the first three months of 2000 to $3.1 million in the same period of 2001. Reduced head count expense in domestic and international operations were partially offset by higher depreciation, telecommunications and computer equipment costs of $0.3 million associated with implementing the global Oracle systems platform. As a percentage of net sales, general and administrative expense increased from 9.9% in the 2000 period to 14.1% in the 2001 period.

     Research and Development. Research and development expenses remained constant at $0.6 million in both the first three months of 2000 and 2001. As a percentage of net sales, research and development expense increased from 1.9% in the 2000 period to 2.7% in the 2001 period.

     (Loss) Income from Operations. As a result of the items discussed above, income from operations decreased $4.4 million from $3.5 million in the first three months of 2000 to a loss of $(0.9) million in the first three months of 2001.

     Domestic income from operations decreased $2.7 million from $4.4 million in 2000 to $1.7 million in the same period of 2001. The decrease is due to the lower sales volume and manufacturing cost variances resulting from lower production rates. International loss from operations increased to $1.7 million from $(0.9) million in the first three months of 2000 to $(2.6) million in the same period of 2001 primarily due to the lower sales volume and production rates in Europe / Middle East and Australia / Asia.

     Interest expense. Net interest expense increased from $0.6 million in the first three months of 2000 to $0.8 million in the first three months of 2001. The increase is attributable to additional borrowings that occurred between March 31, 2000 and March 31, 2001 primarily to finance capital projects.

     Income taxes. Income tax expense decreased from $1.3 million in the first three months of 2000 to a tax benefit of $(0.4) million in the first three months of 2001. The effective tax rate for the three month period ended March 31, 2001 (26%) differed from the statutory rate (35%) primarily due to foreign operating losses with no benefit provided and changes in the valuation allowance.

Liquidity and Capital Resources

     Net cash provided by operating activities was $0.4 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2001 and $1.0 million for the three months ended March 31, 2000. Net cash used in investing activities was $0.2 million and $2.7 million for the periods ending March 31, 2001 and 2000, respectively.

     Accounts receivable decreased from $24.0 million at December 31, 2000, to $16.4 million at March 31, 2001, as a result of the reduction in revenue, normal collection of accounts receivable, improvement in collecting past due amounts and foreign currency changes. In terms of days sales outstanding, receivables decreased from 79 days at December 31, 2000 to 67 days on March 31, 2001.

     Inventories increased from $21.6 million at December 31, 2000, to $22.7 million at March 31, 2001, primarily as a result of inventory that was built up in January and February in anticipation of a higher sales level. Production rates were lowered in the second half of February which decreased inventory levels in March 2001, yet the balance at the end of the quarter was greater than the year end levels.

     Accounts payable decreased from $8.0 million at December 31, 2000 to $6.0 million at March 31, 2001 due to lower raw material purchases.

     The Company made capital expenditures of $0.2 million in the first three months of 2001 compared to $2.7 million in the same period of 2000.

     The Company has a Credit Agreement, which provides funds for working capital and equipment acquisition purposes. As of March 31, 2001, the facility was in the amount of $39.5 million, including a $30.0 million revolving facility and a $9.5 million term loan. The outstanding balance bears interest, payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate depending on the mature of the borrowings. At March 31, 2001, the Credit Agreement's weighted average interest rate was 7.2% and the outstanding balance was $33.0 million. The Credit Agreement is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries and is due April 30, 2003.

     The Company's credit facility contains various financial and operating covenants. The Company was not in compliance with ratios of debt to EBITDA and fixed charge coverage as of December 31, 2000 and March 31, 2001. The lenders have stipulated certain conditions to their willingness to provide waivers and amend the credit agreement. Among other things, the lenders are requiring changes to the terms of borrowing that will increase the Company's cost of borrowing and will reduce the revolving facility from $30.0 million to $25.0 million. The Company believes that a revolving facility of $25.0 million is sufficient to fund the Company's working capital and other funding requirements in 2001. The Company and the lenders have agreed that the Company will obtain alternative financing to repay the existing lenders' loans in the third quarter of 2001. Under the proposed amendment to the credit agreement, an event of default would occur if the Company does not refinance the existing facility by that time. The Company has received and is evaluating alternative financial proposals from three alternative lenders.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None

Exhibit
Number                                  Description
------                                  -----------

  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3   Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
  10.4 Second Amendment to Credit Agreement and Consent dated December 29, 1999, between the Company and Fleet National Bank (6)
  10.5 Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank (6)
  10.6 Third Amendment to Credit Agreement and accompanying Notes dated July 20, 2000, between the Company and Fleet National Bank (6)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated October 26, 2000 between the Company and Belston Developments Inc. (6)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  11     Computation of Proforma Income per Share (2)
  23     Consent of Independent Certified Public Accountants (6)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 2001.
_______________

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on April 2, 2001.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)



Dated:  May 14, 2001                    By: /s/ Thomas Liguori
                                           _____________________________
                                        Thomas Liguori
                                        Chief Financial Officer