Form 10-Q
period 2001-06-30
CHANNELL COMMERCIAL CORP
filed 2001-08-14
CIK 1013696

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

     9,056,293 shares of common stock of the Registrant were outstanding at June 30, 2001.

                        CHANNELL COMMERCIAL CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       COMPREHENSIVE INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                   Six months ended       Three months ended
                                                       June 30,                June 30,
                                                 --------------------     -------------------
                                                   2001       2000          2001       2000
                                                 --------  ----------     --------   --------
Net sales                                         $47,729   $67,972        $25,762    $35,722
Cost of goods sold                                 32,834    42,847         17,379     21,838
                                                  -------   -------        -------    -------

        Gross profit                               14,895    25,125          8,383     13,884
Commission Income                                      --       --              --        --
                                                  -------   -------        -------    -------
                                                   14,895    25,125          8,383     13,884
                                                  -------   -------        -------    -------
Operating expenses
        Selling                                     7,102     7,871          3,368      3,886
        General and administrative                  5,967     6,406          2,905      3,250
        Research and development                    1,253     1,305            635        695
                                                  -------   -------        -------    -------
                                                   14,322    15,582          6,908      7,831
                                                  -------   -------        -------    -------
        Income from operations                        573     9,543          1,475      6,053

Interest expense, net                              (1,713)   (1,346)          (896)      (743)
                                                  -------   -------        -------    -------

        (Loss) Income before income taxes          (1,140)    8,197            579      5,310

Income taxes (benefit)                               (221)    3,454            227      2,178
                                                  -------   -------        -------    -------

        Net (loss) income                         $  (919)  $ 4,743        $   352    $ 3,132
                                                  =======   =======        =======    =======

        Net (loss) income per share

                Basic                             $ (0.10)  $  0.52        $  0.04    $  0.34
                                                  =======   =======        =======    =======

                Diluted                           $ (0.10)  $  0.51        $  0.04    $  0.34
                                                  =======   =======        =======    =======

Net (loss) income                                 $  (919)  $ 4,743        $   352    $ 3,132

Other comprehensive income, net of tax
   Foreign currency translation adjustments        (1,712)     (625)           333        147
                                                  -------   -------        -------    -------

Comprehensive net (loss) income                   $(2,631)  $ 4,118        $   685    $ 3,279
                                                  =======   =======        =======    =======

                        CHANNELL COMMERCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                            (amounts in thousands)

                                                                                      June 30,       Dec. 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
ASSETS
     Current assets
             Cash and cash equivalents                                               $  2,610       $    913
             Accounts receivable, net                                                  19,184         24,007
             Inventories                                                               21,870         21,620
             Deferred income taxes                                                      1,247          1,171
             Prepaid expenses and misc. receivables                                     2,344          1,966
             Income taxes receivable                                                        0          1,854
                                                                                     --------       --------

                          Total current assets                                         47,255         51,531

     Property and equipment at cost, net                                               45,623         48,669

     Deferred income taxes                                                              3,554          2,102

     Intangible assets, net                                                            13,505         13,931

     Other assets                                                                         473            515
                                                                                     --------       --------

                                                                                     $110,410       $116,748
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
             Accounts payable                                                        $  7,432       $  7,998
             Short term debt (including current maturities of long term debt)          32,225         31,086
             Current maturities of capital lease obligations                            2,715          2,726
             Accrued expenses                                                           1,721          4,459
                                                                                     --------       --------

                          Total current liabilities                                    44,093         46,269
                                                                                     --------       --------

     Long term debt, less current maturities                                            4,040          4,092

     Capital lease obligations, less current maturities                                 1,128          2,460

     Stockholders' equity
             Preferred stock                                                               --            --
             Common stock, par value $.01 per share, authorized --
                      19,000 shares; issued - 9,269 shares at June 30, 2001
                      and 9,269 in December 31, 2000; outstanding - 9056
                      shares in June 30, 2001 and 9,077 in December 31, 2000               93             93
             Additional paid-in capital                                                28,334         28,334
             Treasury stock - 213 and 192 shares in June 30, 2001
                      and December 31, 2000                                            (1,723)        (1,576)
             Retained earnings                                                         37,901         38,820
             Accumulated other comprehensive income (loss) -
                  Foreign currency translation                                         (3,456)        (1,744)
                                                                                     --------       --------

             Total stockholders' equity                                                61,149         63,927
                                                                                     --------       --------

             Total liabilities and stockholders' equity                              $110,410       $116,748
                                                                                     ========       ========

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                          Six months ended
                                                                              June 30,
                                                                          ----------------
                                                                           2001      2000
                                                                          ------    ------
Cash flows from operating activities:
        Net (loss) income                                                  $  (919)  $ 4,743
                Depreciation and amortization                                4,391     3,869
                Deferred income taxes                                         (389)     (560)
                Disposal of fixed asset                                         33       -
                Foreign currency transaction gain                             (369)      -
        Change in assets and liabilities:
            (Increase) decrease in assets:
                Accounts receivable                                          3,828    (1,634)
                Inventories                                                    511     1,124
                Prepaid expenses                                              (530)      237
                Other                                                           42      (553)
            Increase (decrease) in liabilities:
                Accounts payable                                              (754)   (5,715)
                Accrued expenses                                            (1,988)     (315)
                Income taxes payable                                        (1,105)    1,191
                                                                           -------   -------

Net cash provided by operating activities                                    2,751     2,387
                                                                           -------   -------

Cash flows from investing activities:
        Acquisition of property and equipment                                 (936)   (6,324)
                                                                           -------   -------

Net cash used in investing activities                                         (936)   (6,324)
                                                                           -------   -------

Cash flows from financing activities:
        Repayment of debt                                                   (1,044)   (4,150)
        Proceeds from issuance of long term debt                             2,500     7,772
        Repayment of obligations under capital lease                        (1,390)   (1,353)
        Purchase of treasury stock                                            (147)      -
        Exercise of stock options                                               -         79
                                                                           -------   -------

Net cash (used in) provided by financing activities                            (81)    2,348
                                                                           -------   -------

Effect of exchange rates on cash                                               (37)      (94)
                                                                           -------   -------

Increase (decrease) in cash and cash equivalents                             1,697    (1,683)

Cash and cash equivalents, beginning of period                                 913     2,733
                                                                           -------   -------

Cash and cash equivalents, end of period                                   $ 2,610   $ 1,050
                                                                           =======   =======

Cash paid during the period for:
        Interest                                                           $ 1,665   $ 1,385
                                                                           =======   =======

        Income taxes                                                       $   548   $ 3,810
                                                                           =======   =======

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                            June 30, 2001 and 2000
                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the "Company") as of June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2001 and June 30, 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations and cash flows for the periods ended
     June 30, 2001, are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. Inventories: Inventories stated at the lower of cost or market (first-in, first-out method) are summarized as follows:

                                            June 30,
                                              2001
                                            --------
          Raw Materials                     $ 6,692
          Work-in-Process                     3,892
          Finished Goods                     11,286
                                            -------
                                            $21,870
                                            =======

3. (Loss) income per share: Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. Options to acquire the Company's common stock were not included in the computation of diluted loss per share for the six months ended June 30, 2001 because they are anti-dilutive, but they could potentially dilute earnings per share in future periods. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the six months ended June 30:

                               2001                     2000
                        -------------------      -------------------
                                  Per Share                Per Share
                        Shares      Amount       Shares      Amount
                        ------    ---------      ------    ---------
Basic income per
    Share                9,056     ($.10)         9,080      $ .52
Effect of dilutive
    Stock options           --        --            150       (.01)
                         -----     -----          -----      -----

Diluted income per
    Share                9,056     ($.10)         9,230      $ .51
                         =====     =====          =====      =====

4. Segments: Channell Commercial Corporation (the "Company") operates in one industry segment as a manufacturer and supplier of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe / Middle East, Canada and Australia / Asia. The following tables summarize segment information for the six months ended June 30, 2001 and 2000.

                                            Six Months Ended
                                                June 30,
                                            ----------------
                                             2001      2000
                                            ------   -------
Revenues from unrelated entities:
United States                               $35,385   $48,229
Europe/Middle East                            6,708    10,842
Canada                                        1,863     2,944
Australia/Asia                                3,773     5,957
                                            -------   -------
                                            $47,729   $67,972
                                            =======   =======

(Loss) income from operations:
United States                               $ 3,906   $11,460
Europe/Middle East                           (2,382)   (1,774)
Canada                                           86       384
Australia/Asia                               (1,037)     (527)
                                            -------   -------
                                            $   573   $ 9,543
                                            =======   =======

     There has not been any significant change in the total assets of each reportable segment from the amounts disclosed in the Audited Financial Statements and Notes thereto at December 31, 2000.

5.   Credit Agreement:   The Company has a Credit Agreement with a bank which
     provided funds for working capital and equipment acquisition purposes. The Credit Agreement contains various financial and operating covenants. The Company was not in compliance with certain covenants as of December 31, 2000, March 31, 2001 and June 30, 2001. On May 31, 2001, the Company
     entered into an amendment to the bank Credit Agreement that waived the covenant violations that had occurred as of December 31, 2000 and March 31, 2001. The amendment resulted in a reduction in the revolving facility of the Credit Agreement from $30.0 million to $25.0 million and increased the interest rate to the bank's prime rate plus a 2.5% margin. The
     Company and the bank have agreed that the Company will obtain alternative financing to repay the bank loan in the third quarter of 2001. An event of default will occur under the Credit Agreement if the Company does not refinance the bank credit facility in accordance with the agreement. The Company received refinancing proposals from three lenders. The Company is in due diligence with one of these lenders.

6. Recent Accounting Pronouncements: On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and
     Intangible Assets.   SFAS 141 is effective for all business combinations
     completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired
     between July 1, 2001 and the effective date of SFAS 142.   Major
     provisions of these Statements and their effective dates for the Company are as follows:

     . all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     . intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     . goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     . effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
     . all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $876,000 and $219,000 will no longer be recognized. By December 31, 2001 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

Part I - Financial Information

     Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Six Months Ended June 30, 2001 With the Six Months Ended June 30, 2000

     Net Sales. Net sales in the first six months of 2001 were $47.7 million, a decrease of $20.3 million or 29.9% compared with the first six months of 2000. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in the U.S., Europe and Australia.

     Domestic net sales were $35.4 million in the first six months of 2001, a decrease of $12.8 million or 26.6% compared with the first six months of 2000. The decrease is due to customer efforts to reduce their inventories of outside plant equipment, a slowdown in the pace of telecommunications network upgrades and poor weather conditions in the first quarter of 2001.

     International net sales were $12.3 million in the first six months of 2001, a decrease of $7.5 million or 37.9% compared with the first six months of 2000. Sales in Europe/Middle East decreased 39.4% to $6.6 million primarily due to a slowdown in sales of RF products, copper connectivity and fiber optics. Australia/Asia sales declined 36.7% to $3.8 million due to lower equipment purchases from a major telecommunications customer to decrease inventory. Sales in Canada decreased 34.5% to $1.9 million due to reduced sales primarily in thermoplastic and metal enclosures.

     Gross Profit. Gross profit in the first six months of 2001 was $14.9 million, a decrease of $10.2 million compared to the first six months of 2000. The decline in gross profit was due to lower sales as well as to unfavorable manufacturing cost variances. The unfavorable variances resulted from unabsorbed labor and overhead costs due to lower production build rates.

     As a percentage of net sales, gross profits decreased from 36.9% in the first six months of 2000 to 31.2% in the first six months of 2001. The decline is the result of lower margin contributions on international sales, which decreased from 19.2% in the first six months of 2000 to 11.4% in the first six months of 2001, and on domestic sales, which decreased from 44.2% to 38.1%. The reasons given above for the changes in gross margin dollars also apply to these percentage changes.

     Selling. Selling expenses were $7.1 million in the first six months of 2001, a decrease of $0.8 million or 10.1% from the first six months of 2000. The decrease is the result of cost reductions in selling administration functions associated with the Company's previously announced restructuring efforts as well as due to a lower sales volume.

As a percentage of net sales, selling expense increased from 11.6% in the 2000 period to 14.9% in the 2001 period. The increase was primarily the result of a lower sales volume in 2001. Higher shipping costs resulting from increased fuel costs contributed to the increase.

     General and Administrative. General and administrative expenses decreased $0.4 million or 6.3% from $6.4 million in the first six months of 2000 to $6.0 million in the first six months of 2001. The decrease resulted primarily from lower personnel expenses in the first six months of 2001 associated with the Company's restructuring efforts. Reduced head count in domestic and international operations were partially offset by higher depreciation and telecommunications costs associated with implementing the Oracle systems platform.

As a percentage of net sales, general and administrative expenses increased from 9.4% in the 2000 period to 12.6% in the 2001 period.

     Research and Development. Research and development expenses of $1.3 million in the first six months of 2001 were unchanged from the first six months of 2000 reflecting the continued investments being made by the Company in new
product development.   As a percentage of net sales, research and development
expenses increased from 1.9% in the first six months of 2000 to 2.5% in 2001.

     Income from Operations. As a result of the items discussed above, income from operations decreased from $9.5 million in the first six months of 2000 to $0.6 million in the first six months of 2001. Operating margin as a percent of sales decreased from 14.0% to 1.3%.

     Interest Expense, Net. Net interest expense in the first half of 2001 was $1.7 million, an increase of $0.4 million from the first six months of 2000.
The increase was attributable to a higher average debt level and higher interest rates on the Company's bank loan in the first half of 2001.

     Income Taxes. Income tax expense decreased from $3.5 million in the first six months of 2000 to a tax benefit of $ (0.2) million in the first six months of 2001. The effective tax rate (19%) for the six month period ending June 30, 2001 differed from the statutory rate of (35%) primarily due to foreign operating losses with no benefit provided and changes in the valuation allowance.

Comparison of the Three Months Ended June 30, 2001 With the Three Months Ended June 30, 2000

     Net Sales. Net sales in the second quarter of 2001 were $25.8 million, a decrease of $9.9 million or 27.7% compared with the second quarter of 2000. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers, primarily in the U.S. and to a lesser extent in Europe and Australia.

     Domestic net sales were $18.4 million in the second quarter of 2001, a decrease of $7.3 million or 28.4% compared with the second quarter of 2000. The decrease resulted from customer efforts to reduce their inventories of outside plant equipment and from a slowdown in the pace of telecommunications network upgrades.

     International net sales were $7.4 million in the second quarter of 2001, a decrease of $2.6 million compared to the second quarter of 2000. Sales in Europe/Middle East decreased 12.0% to $4.4 million primarily due to lower sales in the RF and fiber optics product lines. Australia/Asia sales decreased $1.0 million or 31.3% from the second quarter of 2000 to $2.2 million in the second quarter of 2001 primarily as a result of lower sales in the thermoplastic enclosure product line.

     Gross Profit. Gross profit in the second quarter of 2001 was $8.4 million, a decrease of $5.5 million compared to the second quarter of 2000. The decline was due to lower sales volume as well as unfavorable manufacturing cost variances associated with the lower sales volume.

     As a percentage of net sales, gross profit decreased from 38.9% in the
second quarter of 2000 to 32.6% in the second quarter of 2001.   The decline is
the result of lower gross profit margins on international sales, which decreased from 20.0% in the second quarter of 2000 to 14.9% in the second quarter of 2001, and on domestic sales, which decreased from 46.3% to 39.7% during the same period. The reasons given above for the changes in gross margin dollars also apply to these percentage changes.

     Selling. Selling expenses were $3.4 million in the second quarter of 2001, a decrease of $0.5 million or 12.8% from the second quarter of 2000. The decrease is the result of cost reductions in selling administration functions associated with the Company's previously announced restructuring efforts as well as due to a lower sales volume.

As a percentage of net sales, selling expense increased from 10.9% in the 2000 period to 13.2% in the 2001 period. The increase was primarily the result of the lower sales volume in 2001. Higher shipping costs resulting from higher fuel costs contributed to the increase.

     General and Administrative. General and administrative expenses decreased $0.4 million or 12.1% from $3.3 million in the second quarter of 2000 to $2.9 million in the second quarter of 2001. The decrease resulted primarily from lower personnel expenses in the second quarter of 2001.

As a percentage of net sales, general and administrative expenses increased from 9.2% in the 2000 period to 11.2% in the 2001 period as a result of the lower sales volume in the second quarter of 2001.

     Research and Development. Research and development expenses of $0.6 million in the second quarter of 2001 compare to $0.7 million in the second quarter of 2000. As a percentage of net sales, research and development expenses increased from 1.7% in the second quarter of 2000 to 2.3% in the second quarter of 2001, reflecting the Company's continued investments in new product development.

     Income from Operations. As a result of the items discussed above, income from operations decreased from $6.1 million in the second quarter of 2000 to $1.5 million in the second quarter of 2001. Operating profit margins as a percentage of sales decreased from 17.1% to 5.8%.

     Interest Expense, Net. Net interest expense in the second quarter of 2001 was $0.9 million, an increase of $0.2 million from the second quarter of 2000. The increase was attributable to higher average debt level and a higher interest rate on the Company's bank loans in the second quarter of 2001.

     Income Taxes. The effective income tax rate of 39.2% in the second quarter of 2001 was a decrease from 41.0% in the second quarter of 2000. The lower tax rate is a result of international tax strategies implemented in the latter half of 2000.

Liquidity and Capital Resources

  Net cash provided by operating activities increased from $2.4 million in the first six months of 2000 to $2.8 million for the six months ended June 30, 2001. Although net income declined in the first six months of 2001, reductions in working capital investment contributed to an increase in cash provided by operating activities.

     Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2000 primarily the result of additional bank borrowings to finance working capital and capital expenditures. In the six months ended June 30, 2001, net cash used in financing activities was $(0.1) million primarily as a result of principal payments made on long term debt and capital leases partially offset by borrowings under the Company's credit agreement.

     Net cash used in investing activities interim debt and was $6.3 million and $0.9 million for the periods ending June 30, 2000 and 2001, respectively. The decline in capital expenditures is attributable to Company's actions to reduce discretionary projects.

  As a result of the above, the cash and cash equivalents balance increased from $0.9 million at December 31, 2000 to $2.6 million as of June 30, 2001.

  Accounts receivable decreased from $24.0 million at December 31, 2000, to $19.2 million at June 30, 2001, as a result of lower sales volume in the second quarter of 2001 and improved collection activity. In terms of days sales outstanding, receivables decreased from 79 days at December 31, 2000 to 67 days on June 30, 2001.

     Inventories increased from $21.6 million at December 31, 2000, to $21.9 million at June 30, 2001, primarily as a result of an increase in inventory in the first quarter of 2001 in anticipation of a higher sales level. The June 30, 2001 inventory level of $21.9 million is a decrease of $0.8 million from March 31, 2001.

Accounts payable decreased from $8.0 million at December 31, 2000 to $7.4 million at June 30, 2001 due to lower raw material purchases.

     The Company has a Credit Agreement which provides funds for working capital and equipment acquisition purposes. As of June 30, 2001, the credit facility was in the amount of $34.0 million, of which $32.2 million had been drawn down. The outstanding balance bears interest payable monthly, at a variable rate based on either the bank's base rate or the applicable LIBOR rate. The weighted average interest rate was 8.10% for the second quarter of 2001. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries.

     The Company was not in compliance with certain covenants as of December 31, 2000, March 31, 2001 and June 20, 2001. On May 31, 2001, the Company entered into an amendment to the bank Credit Agreement that waived the covenant violations that had occurred as of December 31, 2000 and March 31, 2001. The amendment resulted in a reduction in the revolving facility of the Credit Agreement from $30.0 million to $25.0 million and increased the interest rate to the bank's prime rate plus a 2.5% margin. The Company and the bank have agreed that the Company will obtain alternative financing to repay the bank loan in the third quarter of 2001. An event of default will occur under the Credit Agreement if the Company does not refinance the bank credit facility in accordance with the agreement. The Company received refinancing proposals from three lenders. The Company is in due diligence with one of these lenders.

     The Company believes that cash flow from operations, coupled with bank loans will be sufficient to fund the Company's capital expenditure and working capital requirements through 2001.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, integration of acquired businesses and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report on Form 10-K, Registration Statement on Form S-1 and other reports and filings with the Securities and Exchange Commission.

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

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders of the Company held on May 21, 2001 in Temecula, California, 9,077,293 shares of the Company's Common Stock were present either in person or by proxies solicited by management to Regulation 14A under the Securities Exchange Act of 1934.

          The Shareholders voted on the following matters:

          To elect two directors to serve on the Company's Board of Directors:

                                       Number of Shares For     Number of Shares Withheld
                                       --------------------     -------------------------
          Jacqueline M. Channell            7,717,076                   66,160
          Peter J. Hicks                    7,723,401                   59,835

          Selection of Grant Thornton LLP as the Company's independent accountants for the year ending December 31, 2001:

          Number of Shares For    Number of Shares Against      Number of Shares Withheld
          --------------------    ------------------------      -------------------------
                7,765,421                   17,515                         300

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          None

Exhibit
Number    Description
------    -----------

  3.1     Restated Certificate of Incorporation of the Company (1)
  3.2     Bylaws of the Company (1)
  4       Form of Common Stock Certificate (1)
 10.1     Tax Agreement between the Company and the Existing Stockholders (1)
 10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
 10.3     Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
 10.4 Second Amendment to Credit Agreement and Consent dated December 29, 1999, between the Company and Fleet National Bank (6)
 10.5 Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank (6)
 10.6 Third Amendment to Credit Agreement and accompanying Notes dated July 20, 2000, between the Company and Fleet National Bank (6)
 10.7 Fourth Amendment to Credit Agreement dated May 31, 2001, between the Company and Fleet National Bank (7)
 10.8     Employment Agreement between the Company and William H. Channell, Sr.
          (1)
 10.9     Employment Agreement between the Company and William H. Channell, Jr.
          (1)
 10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
 10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
 10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
 10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
 10.15 Lease dated October 26, 2000 between the Company and Belston Developments Inc. (6)
 10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
 10.17    Form of Indemnity Agreement (1)
 10.18    Form of Agreement Regarding Intellectual Property (1)
 10.19    401(k) Plan of the Company (5)
 10.22    A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
 10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
 11       Computation of Proforma Income per Share (2)
 23       Consent of Independent Certified Public Accountants (6)
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended March 31, 2001.
_______________

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on April 2, 2001.
(7)  Filed herewith.

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


                                  CHANNELL COMMERCIAL CORPORATION
                                           (Registrant)



Dated:  August 14, 2001           By:  /s/ Thomas Liguori
                                       -----------------------------------------
                                        Thomas Liguori
                                        Chief Financial Officer