Form 10-Q
period 2001-09-30
CHANNELL COMMERCIAL CORP
filed 2001-11-14
CIK 1013696

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X__ No _____

     9,029,293 shares of common stock of the Registrant were outstanding at September 30, 2001.

                        CHANNELL COMMERCIAL CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       COMPREHENSIVE INCOME (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                          Nine months ended                     Three months ended
                                                              Sept. 30,                              Sept. 30,
                                                    ------------------------------       --------------------------------
                                                        2001              2000               2001                2000
                                                    ------------      ------------       ------------        ------------
Net sales                                           $     70,065      $    101,154       $     22,336        $     33,182
Cost of goods sold                                        56,870            63,504             24,036              20,657
                                                    ------------      ------------       ------------        ------------
                                                    ------------      ------------       ------------        ------------
              Gross profit (loss)                         13,195            37,650             (1,700)             12,525
                                                    ------------      ------------       ------------        ------------
Operating expenses
              Selling                                     10,237            12,031              3,135               4,160
              General and administrative                  12,235             9,941              6,268               3,535
              Research and development                     1,859             2,077                606                 772
              Impairment of goodwill                      11,772                 -             11,772                   -
              Impairment of fixed assets                   4,322                 -              4,322                   -
              Restructuring charge                         2,999                 -              2,999                   -
                                                    ------------      ------------       ------------        ------------
                                                          43,424            24,049             29,102               8,467
                                                    ------------      ------------       ------------        ------------
              (Loss) income from operations              (30,229)           13,601            (30,802)              4,058

Interest income (expense), net                            (2,806)           (1,863)            (1,093)               (517)
                                                    ------------      ------------       ------------        ------------

              (Loss) income before income taxes          (33,035)           11,738            (31,895)              3,541

Income taxes (benefit)                                    (8,207)            4,947             (7,986)              1,493
                                                    ------------      ------------       ------------        ------------

              Net (loss) income                     $    (24,828)     $      6,791       $    (23,909)       $      2,048
                                                    ============      ============       ============        ============

              Net (loss) income per share

                          Basic                     $      (2.74)     $       0.75       $      (2.64)       $       0.23
                                                    ============      ============       ============        ============

                          Diluted                   $      (2.74)     $       0.74       $      (2.64)       $       0.22
                                                    ============      ============       ============        ============

Net (loss) income                                   $    (24,828)     $      6,791       $    (23,909)       $      2,048

Other comprehensive income, net of tax
   Foreign currency translation adjustments               (1,320)           (1,221)               391                (597)
                                                    ------------      ------------       ------------        ------------

Comprehensive net (loss) income                     $    (26,148)     $      5,570       $    (23,518)       $      1,451
                                                    ============      ============       ============        ============

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            (amounts in thousands)

                                                                                              Sept. 30,           Dec. 31,
                                                                                                2001               2000
                                                                                            ------------       ------------
                                                                                             (Unaudited)
ASSETS
     Current assets
              Cash and cash equivalents                                                     $      4,008       $      $ 913
              Accounts receivable, net                                                            17,350             24,007
              Inventories                                                                         10,752             21,620
              Deferred income taxes                                                                1,000              1,171
              Prepaid expenses and misc. receivables                                               1,784              1,966
              Income taxes receivable                                                              4,692              1,854
                                                                                            ------------       ------------
                             Total current assets                                                 39,586             51,531

     Property and equipment at cost, net                                                          40,207             48,669

     Deferred income taxes                                                                         7,406              2,102

     Intangible assets, net                                                                        1,498             13,931

     Other assets                                                                                    539                515
                                                                                            ------------       ------------

                                                                                            $     89,236       $    116,748
                                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
              Accounts payable                                                              $      4,910       $      7,163
              Restructuring liability                                                              3,697                835
              Short term debt (including current maturities of long term debt)                    31,650             31,086
              Current maturities of capital lease obligations                                      2,736              2,726
              Accrued expenses                                                                     4,200              4,459
                                                                                            ------------       ------------

                             Total current liabilities                                            47,193             46,269
                                                                                            ------------       ------------

     Long term debt, less current maturities                                                       4,092              4,092

     Capital lease obligations, less current maturities                                              441              2,460

     Stockholders' equity
              Preferred stock                                                                          -                  -
              Common stock, par value $.01 per share, authorized --
                          19,000 shares; issued - 9,269 shares at September 30,
                          2001 and 9,269 at December 31, 2000; outstanding -
                          9,029 shares at September 30, 2001 and 9,077 at
                          December 31, 2000                                                           93                 93
              Additional paid-in capital                                                          28,334             28,334
              Treasury stock - 240 and 192 shares at September 30, 2001
                          and December 31, 2000                                                   (1,844)            (1,576)
              Retained earnings                                                                   13,991             38,820
              Accumulated other comprehensive income (loss) -
                   Foreign currency translation                                                   (3,064)            (1,744)
                                                                                            ------------       ------------

              Total stockholders' equity                                                          37,510             63,927
                                                                                            ------------       ------------

              Total liabilities and stockholders' equity                                    $     89,236       $    116,748
                                                                                            ============       ============

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (amounts in thousands)

                                                                                       Nine months ended
                                                                                           Sept. 30,
                                                                                 -----------------------------
                                                                                    2001                2000
                                                                                 ---------           ---------
Cash flows from operating activities:
              Net (loss) income                                                   ($24,828)          $   6,791
                          Depreciation and amortization                              6,611               5,680
                          Impairment of fixed assets                                 4,322                   -
                          Impairment of goodwill                                    11,772                   -
                          Loss on disposal of fixed assets                             254                   -
                          Foreign currency transaction gain                           (368)                  -
                          Deferred income taxes                                     (8,158)               (441)
              Change in assets and liabilities:
                  (Increase) decrease in assets:
                          Accounts receivable                                        6,108              (1,161)
                          Inventories                                               10,368               2,338
                          Prepaid expenses                                            (230)                636
                          Other                                                        (25)                 34
                  Increase (decrease) in liabilities:
                          Accounts payable                                          (3,743)            (10,301)
                          Accrued expenses                                           1,756                 500
                          Restructuring liability                                    2,674                   -
                          Income taxes payable                                         530                 506
                                                                                ----------           ---------

Net cash provided by operating activities                                            7,043               4,582
                                                                                ----------           ---------

Cash flows from investing activities:
              Acquisition of property and equipment                                 (2,561)             (7,046)
              Disposal of property and equipment                                         0                  28
                                                                                ----------           ---------

Net cash used in investing activities                                               (2,561)             (7,018)
                                                                                ----------           ---------

Cash flows from financing activities:
              Repayment of debt                                                     (1,568)             (7,052)
              Proceeds from issuance of long term debt                               2,500               9,771
              Repayment of obligations under capital lease                          (1,996)             (2,031)
              Purchase of treasury stock                                              (269)                  -
              Exercise of stock options                                                  -                 344
                                                                                ----------           ---------

Net cash (used in) provided by financing activities                                 (1,333)              1,032
                                                                                ----------           ---------

Effect of exchange rates on cash                                                       (54)               (241)
                                                                                ----------           ---------

Increase (decrease) in cash and cash equivalents                                     3,095              (1,645)

Cash and cash equivalents, beginning of period                                         913               2,733
                                                                                ----------           ---------

Cash and cash equivalents, end of period                                        $    4,008           $   1,088
                                                                                ==========           =========

Cash paid during the period for:
              Interest                                                          $    2,661           $   2,185
                                                                                ==========           =========

              Income taxes                                                      $      752           $   6,206
                                                                                ==========           =========

       The accompanying notes are an integral part of these statements.

                        CHANNELL COMMERCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
                          September 30, 2001 and 2000
                 (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the "Company") as of September 30, 2001 and the results of its operations for three months and nine months ended September 30, 2001 and September 30, 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations and cash flows for the periods ended September 30, 2001, are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. Inventories: Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

                                                September 30,
                                                    2001
                                              ---------------
       Raw Materials                             $  4,356
       Work-in-Process                              2,666
       Finished Goods                               3,730
                                              ---------------
                                                 $ 10,752
                                              ===============

3. (Loss) income per share: Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the nine month period ending September 30, 2001. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. Options to acquire the Company's common stock were not included in the computation of diluted loss per share for the nine months ended September 30, 2001 because they are anti-dilutive, but they could potentially dilute earnings per share in future periods. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations (shares in thousands):

                                        Nine Months Ended September 30,
                                  -------------------------------------------
                                         2001                     2000
                                  ------------------      -------------------
                                               Per                      Per
                                              Share                    Share
                                  Shares      Amount      Shares       Amount
                                  ------      ------      ------       ------
       Basic (loss) income per
          Share                    9,053      $(2.74)      9,087       $ .75

       Effect of dilutive
         Stock options                --          --         135        (.01)
                                   -----      ------       -----       -----

       Diluted (loss) income per
         Share                     9,053      $(2.74)      9,222       $ .74
                                   =====      ======       =====       =====

                                        Three Months Ended September 30,
                                  -------------------------------------------
                                         2001                     2000
                                  ------------------      -------------------
                                               Per                      Per
                                              Share                    Share
                                  Shares      Amount      Shares       Amount
                                  ------      ------      ------       ------
       Basic (loss) income per
          Share                    9,042      $(2.64)      9,100       $ .23

       Effect of dilutive
         Stock options                --          --         118        (.01)
                                   -----      ------       -----       -----

       Diluted (loss) income per
         Share                     9,042      $(2.64)      9,218       $ .22
                                   =====      ======       =====       =====

4. Segments: The Company's predominant business is the manufacturing and distribution of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe / Middle East, Canada and Australia / Asia. The following tables summarize segment information, (in thousands):

                                                    Nine Months Ended               Three Months Ended
                                                      September 30,                    September 30,
                                            -------------------------------   ------------------------------
                                                  2001             2000            2001             2000
                                            --------------    -------------   -------------    -------------
       Revenues from unrelated entities(1):
       United States                           $    51,571      $    70,539     $    16,187      $    22,310
       Europe/Middle East                            9,730           17,064           3,022            6,222
       Canada                                        3,032            4,947           1,169            2,003
       Australia/Asia                                5,732            8,604           1,958            2,647
                                            --------------    -------------   -------------    -------------
                                               $    70,065      $   101,154     $    22,336      $    33,182
                                            ==============    =============   =============    =============

       (Loss) income from operations:
       United States                           $    (5,626)     $    15,585     $    (9,532)     $     4,125
       Europe/Middle East                          (18,509)          (1,884)        (16,127)            (110)
       Canada                                          116              789              30              405
       Australia/Asia                               (6,210)            (889)         (5,173)            (362)
                                            --------------    -------------   -------------    -------------
                                               $   (30,229)     $    13,601     $   (30,802)     $     4,058
                                            ==============    =============   =============    =============

     (1) Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

     The company has revenues from external customers from the following product lines.

                                                    Nine Months Ended
                                                      September 30,
                                            -------------------------------
                                                  2001             2000
                                            --------------    -------------
       Thermoplastic Enclosures               $     49,118      $    68,373
       Metal Enclosures                              3,627            6,103
       RF Electronics                                5,946            8,565
       Copper Connectivity                           3,814            6,462
       Heat Shrink                                   1,058            1,844
       Fiber Optics                                  1,667            3,296
       Boxes                                         3,542            5,794
       Other                                         1,293              717
                                            --------------    -------------
       Total                                  $     70,065      $   101,154
                                            ==============    =============

                                                   Three Months Ended
                                                      September 30,
                                            -------------------------------
                                                  2001             2000
                                            --------------    -------------
       Thermoplastic Enclosures               $     15,559      $    21,683
       Metal Enclosures                              1,174            1,771
       RF Electronics                                2,461            3,032
       Copper Connectivity                             987            2,391
       Heat Shrink                                     447              647
       Fiber Optics                                    400            1,000
       Boxes                                           805            2,054
       Other                                           503              604
                                            --------------    -------------
       Total                                  $     22,336      $    33,182
                                            ==============    =============

                                             September 30,    December 31,
                                                 2001             2000
                                            --------------   --------------
       Identifiable Assets:
       United States                          $     62,477     $     64,868
       Europe/Middle East                           16,767           34,827
       Canada                                        1,617            2,525
       Australia/Asia                                8,375           14,528
                                            --------------   --------------
                                              $     89,236     $    116,748
                                            ==============   ==============

5. Credit Agreement: The Company has a Credit Agreement with two banks that provides funds for working capital and equipment acquisition purposes. The Credit Agreement contains various financial and operating covenants. The Company was not in compliance with certain covenants as of September 30, 2001. The banks have agreed to waive the covenant defaults through the period ending September 30, 2001 and have agreed to extend the credit agreement through June 30, 2002 at which time the entire outstanding balance is due. An event of default will occur under the Credit Agreement if the Company does not repay the bank credit facility by June 30, 2002. In connection with this extension, the Company agreed to make a principal payment of $1 million prior to December 7, 2001. Further, the Company has agreed to use any refunds collected from the Company's 2001 Federal income tax return to reduce the borrowings outstanding under the Credit Agreement.

6. Recent Accounting Pronouncements. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and
     Intangible Assets.   SFAS 141 is effective for all business combinations
     completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between
     July 1, 2001 and the effective date of SFAS 142.   Major provisions of
     these Statements and their effective dates for the Company are as follows:

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

     . Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $135 and $34 will no longer be recognized. By December 31, 2001 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle.

7. Restructuring Charge: In the third quarter of 2001, in connection with management's plan to reduce costs and align headcount and facilities with expected business levels, the Company recorded a restructuring charge of $2,999. The principal actions in the restructuring plan involve the closure

                                                                         6 of 18
     of facilities and a reduction of headcount. The restructuring plan results in the elimination of approximately 116 administrative, sales and manufacturing positions and will be completed by December 31, 2001. The major components of the restructuring charge are as follows:


     Employee severance and related benefit costs        $   935
     Costs associated with vacated and sold facilities     1,959
     Lease cancellations and other asset sales               105
                                                         -------
                                                         $ 2,999
                                                         -------

     Severance: The Company anticipates a total reduction of 116 employees, approximately 20% of the total force. The reductions are 83 employees in the European operations, consisting of factory direct labor, factory support, administrative and sales positions, 28 people in the United States, consisting of administrative, management and sales positions, two employees in Australia and three employees in Canada.


     Costs Associated with Vacated and Sold Facilities: The Company has accrued $1,959 as the costs of: A) the remaining payments on leased facilities to be vacated less anticipated future income from subleases, and B) the sales commission and closing costs to sell one facility. In the European operations, the manufacturing and distribution facility in Warrington, U.K. has been closed. One half of the manufacturing and distribution facility in Sydney, Australia is expected to be vacated by December 31, 2001. In the U.S., warehouse space in a leased facility is being vacated by December 31, 2001. It is expected that an owned building in the U.S. will be sold and leased back by March 31, 2001.


     Lease Cancellations and Other Asset Sales: The Company expects to incur costs of approximately $105 to terminate various auto leases, office equipment leases, and software maintenance contracts, and to sell owned automobiles that are no longer needed.

8. Property and Equipment: Pursuant to its policy, the Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flow expected to result from its use and eventual disposition.

     As a result of the restructuring activities to reduce manufacturing costs, headcount and facilities, certain production equipment, tooling and leasehold improvements are being idled or sold. An impairment review of these assets was conducted. In the third quarter of 2001, the Company adjusted the carrying value of this production equipment, tooling and leasehold improvements resulting in a non-cash impairment charge of

     $4,322. The impairment charge includes approximately $1,303 for equipment in the European operations, $1,019 for production tooling and leasehold improvements in Sydney, Australia and $2,000 for production equipment and leasehold improvements in the United States.


9. Goodwill: Pursuant to its policy, the Company reviews the carrying value of Goodwill whenever events and circumstances indicate that the carrying value of a business may not be recoverable from the estimated future cash flow expected to result from its use and eventual disposition.

     As a result of the restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines, an impairment review of Goodwill was conducted. The Goodwill impairment review included a valuation analysis of the relevant operations as a basis of measurement of the goodwill impairment charge. In the third quarter of 2001, the Company adjusted the carrying value of Goodwill resulting in a non-cash impairment charge of $11,772.

10. Income Taxes: The Federal income taxes of the Company for the years ended December 31, 1998 and 1999 are currently under examination by the Internal Revenue Service (IRS). On November 5, 2001, the IRS issued a report assessing penalties of $240 for failure to file certain information with respect to its foreign subsidiaries. The Company is appealing the assessment and does not believe that the ultimate outcome of this examination will result in a material impact on the Company's consolidated results of operations or financial position.

11. Related Party Transactions: The Company leases two buildings totaling approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California. Both buildings are leased from William H. Channell, Sr., a principal stockholder and Chairman of the Board and Chief Executive Officer of the Company. The first building has approximately 161,000 square feet and has a lease term through December 31, 2005, with two five-year renewal options. The lease provides for annual cost of living increases. The second building, an adjacent warehouse of approximately 100,000 square feet, was constructed and completed in 1996. In 1997, the Company guaranteed debt to Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the second building. The loan amount subject to the guarantee is expected to decline over a 20 year period before expiring in 2016. The second building is leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Payments for the nine month period ending September 30th, 2001 for the first lease was $530 and for the second lease was $343. As part of the restructuring plan committed to in the third quarter of 2001, the Company is vacating warehouse space in the second building. The Company intends to find a tenant to sublease the vacated space.

     The Company purchases insurance through various insurance brokers, including Talbot Agency Inc. Roy H. Taylor, President of Talbot Agency Inc., is co-trustee of The Taylor Family Trust, a beneficial owner of more than 5% of the Company's outstanding stock. The total premiums and fees paid for insurance obtained through the Talbot Agency for the nine months ended September 30, 2001 was $1,124 which included commissions earned.

Part I - Financial Information

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     In the third quarter of 2001, the Company developed and began the implementation of a restructuring plan to significantly reduce head count, reduce the square footage of facilities utilized, exit certain product lines and shrink manufacturing capacity, with the objective of reducing costs in line with anticipated levels of business activity. These measures, and a continuing slowdown in the telecommunications industry in which the Company operates in, resulted in the recording of $33.1 million of expenses in the third quarter of 2001 for restructuring costs, impairment of assets, impairment of goodwill and other non-recurring charges. The effect of these charges on each line item in the Consolidated Statement of Operations are included in the following analysis.

     The September 11, 2001 terrorist actions and the United States and international governments' responses to these actions have created a significant amount of uncertainty about the future of both the United States and world economic climates. Sales orders decreased significantly shortly after the events of September 11, 2001. The long term effects of the September 11, 2001 events on the Company and the telecommunications industry are uncertain.

Comparison of the Nine Months Ended September 30, 2001 With the Nine Months Ended September 30, 2000

     Net Sales. Net sales in the first nine months of 2001 were $70.1 million, a decrease of $31.1 million or 30.7% compared with the first nine months of 2000. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in the U.S., Europe, Australia and Canada.

     Domestic net sales were $51.6 million in the first nine months of 2001, a decrease of $18.9 million or 26.8% compared with the first nine months of 2000. The decrease is due to customer efforts to reduce their inventories of outside plant equipment, as well as a slowdown in the pace of telecommunications network upgrades.

     International net sales were $18.5 million in the first nine months of 2001, a decrease of $12.2 million or 39.7% compared with the first nine months of 2000. Sales in Europe / Middle East decreased 43% to $9.8 million primarily due to a slowdown in RF products, copper connectivity and fiber optics. Australia / Asia sales declined 33.7% to $5.7 million due to lower equipment purchases from a major telecommunications customer. Sales in Canada decreased 38.8% to $3.0 million due to reduced sales primarily in thermoplastic and metal enclosures.

     Gross Profit. Gross profit in the first nine months of 2001 was $13.2 million, a decrease of $24.4 million compared to the first nine months of 2000. The decline in gross profit was due to: 1) additions to inventory reserves of $8.3 million to reflect the accumulation of excess inventory levels brought about by the industry slowdown and the decision to exit certain product lines,
2) $0.2 million of costs to exit certain product lines, and 3) unfavorable manufacturing cost variances that resulted from unabsorbed labor and overhead costs due to lower production build rates.

     As a percentage of net sales, gross profits decreased from 37.2% in the first nine months 2000 to 18.8% in the first nine months of 2001. The reasons given above for the changes in gross margin dollars also apply to these percentage changes. The third quarter gross profit percentage excluding the additions to inventory reserve and costs to exit certain product lines is 31.0%.

     Selling. Selling expenses were $10.2 million in the first nine months of 2001, a decrease of $1.8 million or 15.0% from the first nine months of 2000. The decrease is the result of cost reductions in selling administration functions as well as due to a lower sales volume.

     As a percentage of net sales, selling expense increased from 11.9% in the 2000 period to 14.6% in the 2001 period. Higher shipping costs resulting from increased fuel costs contributed to the increase.

     General and Administrative. General and administrative expenses increased $2.3 million or 23.2% from $9.9 million in the first nine months of 2000 to $12.2 million in the first nine months of 2001. The primary reasons for the increase are non-recurring charges of $3.5 million that included additions to trade accounts receivable reserves, costs to exit certain product lines and write down of prepaid expenses to reflect the shorter life of the assets during a continuing industry down turn. The addition to the receivables reserve is $1.4 million and is primarily for customers in Central America and Eastern Europe that are being affected by telecommunications projects that are either being scaled back or delayed.

     Excluding the non-recurring charges, general and administrative expenses declined from $9.9 million in the first nine months of 2000 to $8.7 million in the same period of 2001. The reduction is due mainly to reductions in head count and spending levels.

     As a percentage of net sales, general and administrative expenses increased from 9.8% in the 2000 period to 17.4% in the 2001 period. Excluding the nonrecurring charges mentioned above, the percentage increased from 9.8% in the 2000 period to 12.4% in the 2001 period as a result of the lower sales level.

     Research and Development. Research and development expenses decreased $0.2 million or 9.5% from $2.1 million in the first nine months of 2000 to $1.9 million in the first nine months of 2001. As a percentage of net sales, research and development expenses increased from 2.1% in the first nine months of 2000 to 2.7% in 2001.

     Impairment of Goodwill. As a result of restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines, an impairment of Goodwill was recorded for $11.8 million in the third quarter of 2001.

     Impairment of Fixed Assets. The Company recorded an asset impairment charge of $4.3 million in the third quarter of 2001 as a result of restructuring activities intended to reduce manufacturing costs. Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures. This included production equipment in the European operations that was idled as several products previously manufactured in the region were either transferred to other facilities, out sourced or discontinued. In both the U.S. and Australia, an impairment charge was recorded for production equipment and tooling no longer productive as a result of the restructuring. In the U.S., an impairment charge was also recorded on leasehold improvements in a building that is planned to be sold and leased back.

     Restructuring charge. A restructuring charge of $3.0 million was recorded in the third quarter of 2001 in connection with actions in the restructuring plan to close facilities and reduce head count. The restructuring plan results in the elimination of approximately 116 administrative, sales and manufacturing positions. Facilities planned to be vacated include: 1) a manufacturing and distribution facility in Warrington, U.K., 2) one half of the manufacturing and distribution facility in Sydney, Australia and, 3) leased warehouse space in the U.S.

     Income (Loss) from Operations. As a result of the items discussed above, income from operations decreased from $13.6 million in the first nine months of 2000 to a loss of ($30.2) million in the first nine months of 2001. Operating margin as a percent of sales decreased from 13.4% to (43.1%).

     Interest Expense, Net. Net interest expense in the first nine months of 2001 was $2.8 million, an increase of $0.9 million from the first nine months of 2000. The increase was attributable primarily to: 1) a higher average debt level, 2) a higher interest rate on the Company's bank debt and 3) accrued fees associated with revisions to the credit agreement.

     Income Taxes. Income tax expense decreased from $4.9 million in the first nine months of 2000 to a tax benefit of ($8.2) million in the first nine months of 2001. The effective tax rate for the nine month period ending September 30, 2001 (24.8%) differed from the statutory rate of (37%) primarily due to foreign operating losses with no benefit provided and a tax expense of $2.0 million to write off a deferred tax asset associated with tax loss carry forwards in international operations. The ability to use the tax loss carry forward was reduced due to restructuring activities which significantly decreased the level of international business activities.

Comparison of the Three Months Ended September 30, 2001 With the Three Months Ended September 30, 2000

     Net Sales. Net sales in the third quarter of 2001 were $22.3 million, a decrease of $10.9 million or 32.8% compared with the third quarter of 2000. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in the U.S., Europe, Australia and Canada.

     Domestic net sales were $16.2 million in the third quarter of 2001, a decrease of $6.1 million or 27.4% compared with the third quarter of 2000. The decrease is primarily attributable to a significant decrease in sales to several of the Company's largest CATV customers resulting from a substantial reduction in the pace of their system upgrade programs. In addition, the general slowdown in customers' purchases was consistent with the downturn in the telecommunications industry and the economy overall.

     International net sales were $6.1 million in the third quarter of 2001, a decrease of $4.8 million compared to the third quarter of 2000. Sales in Europe / Middle East decreased 54.0% to $2.9 million primarily due to lower sales in the RF, copper connectivity and fiber optics product lines. Australia / Asia sales decreased $0.6 million or 23.1% from the third quarter of 2000 to $2.0 million in the third quarter of 2001 primarily as a result of lower sales in the thermoplastic enclosure product line.

     Gross Profit. Gross profit in the third quarter of 2001 was ($1.7) million, a decrease of $14.2 million compared to the third quarter of 2000. The decline was primarily due to the additions to inventory reserves of $8.3 million and $0.2 million of costs to exit certain product lines. The inventory reserves reflect the accumulation of excess inventory levels brought about by the industry slowdown and by the decision to exit certain product lines. Contributing to the decline in gross profit were unfavorable manufacturing cost variances, primarily underabsorbed overhead caused by the decline in volume.

     As a percentage of net sales, gross profit decreased from 37.7% in the
third quarter of 2000 to (7.6%) in the third quarter of 2001.   The primary
reasons for the decline are the inventory reserves and costs to exit product lines mentioned above. Excluding these costs, the gross profit percentage was 30.8%; the decline from the third quarter of 2000 is primarily due to unfavorable manufacturing cost variances, primarily underabsorbed overhead, caused by the decline in volume.

     Selling. Selling expenses were $3.1 million in the third quarter of 2001, a decrease of $1.1 million or 26.2% from the third quarter of 2000. The decrease is the result of head count and cost reductions in selling administration as well as the lower sales volume.

     As a percentage of net sales, selling expense increased from 12.7% in the 2000 period to 13.9% in the 2001 period.

     General and Administrative. General and administrative expenses increased $2.8 million or 80% from $3.5 million in the third quarter of 2000 to $6.3 million in the third quarter of 2001. The primary reasons for the increase are non recurring charges of $3.5 million that included additions to trade accounts receivable reserves, costs to exit certain product lines and write down of prepaid expenses to reflect the shorter life of the assets during a continuing industry down turn. The addition to the receivables reserve is $1.4 million and is primarily for customers in Central America and Eastern Europe that are being affected by telecommunications projects that are either being scaled back or delayed.

     Excluding the non-recurring charges, general and administrative expenses declined from $3.5 million in the third quarter of 2000 to $2.8 million in the third quarter of 2001. The reduction is due mainly to reductions in head count and spending.

     As a percentage of net sales, general and administrative expenses increased from 10.5% in the 2000 period to 28.3% in the 2001 period, primarily due to the non-recurring charges. Excluding the non-recurring charges discussed above, the third quarter 2001 percentage increased to 12.6% as a result of the lower sales level.

     Research and Development. Research and development expenses decreased $0.2 million, or 25.0% from $0.8 million in the third quarter of 2000 to $0.6 million in the third quarter of 2001. As a percentage of net sales, research and development expenses increased from 2.4% in the third quarter of 2000 to 2.7% in the third quarter of 2001.

     Impairment of Goodwill: As a result of restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines, an impairment of Goodwill was recorded for $ 11.8 million in the third quarter of 2001.

     Impairment of Fixed Assets: The Company recorded an asset impairment charge of $4.3 million in the third quarter of 2001 as a result of restructuring activities intended to reduce manufacturing costs. Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures. This included production equipment in the European operations that was idled as several products previously manufactured in the region were either transferred to other facilities, out sourced or discontinued. In both the U.S. and Australia an impairment charge was recorded for production equipment and tooling no longer considered productive. In the U.S., an impairment charge was also made on leasehold improvements in a building that is planned to be sold and leased back.

     Restructuring charge. A restructuring charge of $3.0 million was recorded in the third quarter of 2001 in connection with actions in the restructuring plan to close facilities and reduce head count. The restructuring plan results in the elimination of approximately 116 administrative, sales and manufacturing positions. Facilities planned to be vacated include: 1) a manufacturing and distribution facility in Warrington, U.K., 2) one half of the manufacturing and distribution facility in Sydney, Australia and, 3) leased warehouse space in the U.S.

     Income (Loss) from Operations. As a result of the items discussed above, income from operations decreased from $4.1 million in the third quarter of 2000 to a loss of ($30.8) million in the third quarter of 2001. Operating profit margins as a percentage of sales decreased from 12.3% to (138.1%). Excluding the addition to inventory reserves of $8.3 million, costs to exit certain product lines of $0.2 million, non-recurring general and administrative costs of $3.5 million, goodwill charges of $11.8 million, fixed asset impairment charges of $4.3 million and restructuring charges of $3.0 million, income from operations in the third quarter of 2001 would have been $0.3 million.

     Interest Expense, Net. Net interest expense in the third quarter of 2001 was $1.1 million, an increase of $0.5 million from the third quarter of 2000. The increase is attributable primarily to a higher interest rate on the Company's bank debt and accrued fees associated with revisions to the credit agreement.

     Income Taxes. The effective income tax rate of 25.0% in the third quarter of 2001 was a decrease from 42.2% in the third quarter of 2000. The third quarter effective tax rate differed from the statutory rate of approximately 37% due to foreign operating losses with no benefit provided and a tax expense of $2.0 million to write off a deferred tax asset associated with tax loss carry forwards in international operations.


Liquidity and Capital Resources

     Net cash provided by operating activities increased from $4.6 million in the first nine months of 2000 to $7.0 million for the nine months ended September 30, 2001. The increase is due primarily to lower inventory levels, lower accounts receivables and extended payment terms on accounts payable.

     Net cash used in financing activities was ($1.3) million reflecting the repayment of debt, primarily capital lease obligations, in the first nine months of 2001. In the same period of 2000, net cash provided by financing activities was $1.0 million mainly due to additional borrowings under the Company's bank credit line during the period.

     Net cash used in investing activities was $7.0 million and $2.6 million for the periods ending September 30, 2000 and 2001, respectively. The decline is primarily attributable to the Company's actions to reduce discretionary capital expenditure projects.

     As a result of the above, the cash and cash equivalents balance increased from $0.9 million at December 31, 2000 to $4.0 million as of September 30, 2001.

     Accounts receivable decreased from $24.0 million at December 31, 2000, to $17.4 million at September 30, 2001, as a result of lower sales volume in the third quarter of 2001, improved collection activity and additions to accounts receivables reserves of $1.4 million. In terms of days sales outstanding, receivables decreased from 79 days at December 31, 2000 to 70 days on September
30, 2001.   Excluding the additional accounts receivables reserves, days sales outstanding were 75 on September 30, 2001.

     Inventories decreased from $21.6 million at December 31, 2000, to $10.8 million at September 30, 2001. Additions to inventory reserves in the third quarter of 2001 accounted for $8.3 million of the decline. Excluding the inventory reserve, inventory decreased $2.5 million during the period.

     Accounts payable decreased from $7.2 million at December 31, 2000 to $4.9 million at September 30, 2001 due to lower raw material purchases.

     The Company has a Credit Agreement with two banks that provides funds for working capital and equipment acquisition purposes. As of September 30, 2001, the credit facility was in the amount of $31.6 million, all of which had been drawn down. The outstanding balance bears interest payable monthly, at a variable rate based on the bank's base rate. The weighted average interest rate was 9.00% for the third quarter of 2001. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries.

     The Credit Agreement contains various financial and operating covenants. The Company was not in compliance with certain covenants as of September 30, 2001. The banks have agreed to waive the covenant defaults through the period ending September 30, 2001. An event of default will occur under the Credit Agreement if the Company does not repay the bank credit facility by June 30, 2002.

     The Company believes that cash flow from operations coupled with bank borrowings will be sufficient to fund the Company's capital expenditure and working capital requirements through June 30, 2002.

     Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company's operations and business environments. Examples of such uncertainties include customer demand, low material costs, integration of acquired businesses and worldwide economic conditions among others. Such uncertainties are discussed further in the Company's annual report and S-1 and other reports filed with the Securities and Exchange Commission.

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

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          See Part 1 - Notes to Consolidated Financial Statements, Note 5.

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          None

Exhibit
Number                                  Description
------                                  -----------

  3.1    Restated Certificate of Incorporation of the Company (1)
  3.2    Bylaws of the Company (1)
  4      Form of Common Stock Certificate (1)
  10.1   Tax Agreement between the Company and the Existing Stockholders (1)
  10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
  10.3 Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
  10.4 Second Amendment to Credit Agreement and Consent dated December 29, 1999, between the Company and Fleet National Bank (6)
  10.5 Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank (6)
  10.6 Third Amendment to Credit Agreement and accompanying Notes dated July 20, 2000, between the Company and Fleet National Bank (6)
  10.7 Fourth Amendment to Credit Agreement dated May 31, 2001, between the Company and Fleet National Bank (7)
  10.8   Employment Agreement between the Company and William H. Channell, Sr.
         (1)
  10.9   Employment Agreement between the Company and William H. Channell, Jr.
         (1)
  10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
  10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
  10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
  10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
  10.15 Lease dated October 26, 2000 between the Company and Belston Developments Inc. (6)
  10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
  10.17  Form of Indemnity Agreement (1)
  10.18  Form of Agreement Regarding Intellectual Property (1)
  10.19  401(k) Plan of the Company (5)
  10.22  A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
  10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
  10.24 Agreement dated November 7, 2001 between the Company and Fleet Bank, as Administrative Agent (8)
  11     Computation of Proforma Income per Share (2)
  23     Consent of Independent Certified Public Accountants (6)
(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended September 30, 2001.
________________

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on April 2, 2001.
(7) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 14, 2001.
(8) Filed herewith.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CHANNELL COMMERCIAL CORPORATION
                                 (Registrant)



Dated:  November 14, 2001              By: /s/ Thomas Liguori
                                          _________________________________
                                          Thomas Liguori
                                          Chief Financial Officer