Form 10-K405
period 2001-12-31
CHANNELL COMMERCIAL CORP
filed 2002-03-27
CIK 1013696

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 0-28582
                                                -------

                         Channell Commercial Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       95-2453261
----------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation)   (IRS Employer Identification No.)

                                26040 Ynez Road
                              Temecula, CA 92591
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 26, 2002, the Registrant had 9,024,993 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 3,927,916 shares held by non-affiliates of the Registrant was $20,032,371. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                                TABLE OF CONTENTS

PART I

Item 1.      Business .................................................................................1
             --------

Item 2.      Properties ...............................................................................7
             ----------

Item 3.      Legal Proceedings ........................................................................7
             -----------------

Item 4.      Submission of Matters to a Vote of Security Holders ......................................7
             ---------------------------------------------------

PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters ....................8
             ---------------------------------------------------------------------

Item 6.      Selected Financial Data ..................................................................9
             -----------------------

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ...10
             -------------------------------------------------------------------------------------

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk ..............................20
             ----------------------------------------------------------

Item 8.      Financial Statements and Supplementary Data .............................................21
             -------------------------------------------

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....21
             ------------------------------------------------------------------------------------

PART III

Item 10.     Executive Officers and Directors of the Registrant ......................................22
             --------------------------------------------------

Item 11.     Executive Compensation ..................................................................24
             ----------------------

Item 12.     Security Ownership of Certain Beneficial Owners and Management ..........................28
             --------------------------------------------------------------

Item 13.     Certain Relationships and Related Transactions ..........................................30
             ----------------------------------------------

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................31
             ---------------------------------------------------------------

FINANCIAL STATEMENTS ................................................................................F-1

GLOSSARY OF TERMS ...................................................................................G-1

                                     PART I

Item 1. Business
        --------

Background

     Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (909) 719-2600.

General

     The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, coaxial-based passive RF electronics and heat shrink products. The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna television ("CATV") and telephone service providers. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency ("RF") electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of the local signal delivery network, commonly known as the "outside plant", "local loop" or "last mile", that connects the network provider's signal origination point or local office with its residential and business customers.

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

     The Company has invested in the development of a broad range of products designed specifically for telephone market applications. The Company has achieved significant success in marketing its traditional CATV/broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services. The Company will continue to target this market for growth, both with telephone network operators and with major system OEMs.

     Expand International Presence. Management believes international markets offer significant opportunities for increased sales in both the CATV and telephone segments. The Company's principal international markets currently consist of Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe. Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many nations around the world, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multinational expansion by many U.S. based network carriers. The Company currently operates overseas manufacturing operations in Australia, Malaysia and the UK. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

     Develop New Products and Enter New Business Segments. The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers. Innovative products offered by the Company include its new DSLink(TM) modular terminal block, its FlexPed(TM) free breathing telephony enclosures, the Mini-Rocker(TM) insulation displacement copper connectivity products, and a range of Rhino(TM) metal fabricated enclosures. The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. patent protection. The Company's products are designed to improve the performance of its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.

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

     Copper Connectivity. The Company is a designer and manufacturer of innovative telephone connectivity devices. The Company's Insulation Displacement Connector ("IDC") technology provides advanced "tool-less" termination systems for copper wires, the predominant medium used in the "Last Mile" for telephone services worldwide. These proprietary IDC products environmentally seal network termination points with a high level of reliability. The Company's DSLink modular terminal block offers telephone service providers a CAT5 solution to the rising costs of DSL deployment in the local loop. The Company's Mini-Rocker(TM) line of copper connectivity modules, blocks and accessories offer tool-less installation, hinged wire-entry parts and transparent wire receivers.

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

Marketing and Sales

     The Company markets its products primarily through a direct sales force of technically trained salespeople. The Company's sales force is deployed worldwide and divided into major market groups as follows: US; Canada; South/Central America; Australia; Asia; and Europe/Middle East. The Company employs an application-specific, systems approach to marketing its products, offering the customer, where appropriate, a complete, cost-effective system solution to meet its enclosure and other outside plant requirements. All sales personnel have technical expertise in the products they market and are supported by the Company's engineering and technical marketing staff.

     The Company's technical and product marketing department provides its sales force with extensive support. The field technical service personnel within this department work closely with the outside sales staff and customers to develop system solutions and provide a full range of technical support and certification for users of the Company's products. Product marketing personnel perform a variety of functions, including product line management and general marketing services. These individuals also provide strategic plans for product development, new market entry, acquisitions and strategic alliances, and work closely with the Company's sales, engineering and manufacturing departments to implement such strategic plans.

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

     The Company's manufacturing and distribution facilities include approximately 364,000 square feet in Temecula, California; 7,000 square feet in Mississauga, Ontario, Canada; 117,000 square feet in Orpington and Warrington, United Kingdom; 99,000 square feet in Sydney, Australia; and 16,000 square feet in Selangor Darul Ehsan, Malaysia. In November, 2001, the Company announced a restructuring plan (see Financial Statement Footnote H, Restructuring Charge) that would, among other things, reduce its facilities utilization in the U.S., U.K. and Australia operations to improve operating efficiencies and reduce facilities expense. In connection with the Company's restructuring plan, the Company expects to reduce the amount of leased manufacturing, warehouse and office space by approximately 200,000 square feet.

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

     As a direct result, the Company has been able to develop a broad series of superior products. Distinguishing characteristics of the Company's products include:

          .    Effective heat dissipation qualities;
          .    Advanced copper IDC connectivity products;
          .    A superior environmental sealing and protection system that, unlike many competitors' products, does not require gels,
               compounds or other methods to maintain the required seal;
          .    Sub-surface network access systems;
          .    Product designs allowing technicians easy access through circular covers that can be removed to fully expose the enclosed electronics;
          .    Compatibility with a variety of signal delivery network
               architectures;
          .    Modular metal fabricated enclosure product line covering multiple network applications;
          .    Versatility of design to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware;
          .    Excellent protection and management of optical fibers and cables;
               and
          .    Thermoplastic Laminated Coating (TLC(R)) bonds directly to metal hardware and protects against rust and deterioration.

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

     The Company's product development approach is applications-based and customer driven. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process. The Company spent $1.0 million in 1997, $1.9 million in 1998, $2.6 million in 1999, $2.8 million in 2000 and $2.3 million in 2001 on research and development.

Customers

     The Company sells its products directly to CATV operators and telephone companies throughout the United States, Canada and certain other international markets, principally within developed nations. The Company also sells its products to OEMs in the United States and international markets. During 2001, the Company's five largest customers accounted for 44.1% of total net sales. In 2001, the Company's five largest customers by sales in the United States were Adelphia, AOL/Time Warner, Comcast, Cox and Verizon. One customer, AOL/Time Warner, accounted for 11.2% of the Company's net sales in 2001. In international markets, the Company's five largest customers in 2001 by sales were Rogers (Canada), Telstra (Australia), Nexans Iberica (Spain), Unitelco (Malaysia) and Alcatel Italia (Italy).

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

     Management believes the principal competitive factors in the telecommunications equipment market are customer service, new product capabilities, price, product availability, and product performance.

     Competitive price pressures are common in the industry. In the past, the Company has responded effectively to competition with cost controls through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection, and an aggressive procurement approach.

     In the past, certain of the Company's telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity. While field testing can delay the introduction of new products, it can also act as a competitive advantage for those products tested and approved because to a certain extent it creates a barrier to new product introduction and sales by competitors.

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

Employees

     As of December 31, 2001, the Company employed 473 people, of whom 48 were in sales, 354 were in manufacturing operations, 32 were in research and development and 39 were in finance and administration. The Company considers its employee relations to be good, and it recognizes that its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

Regulation

     The telecommunications industry is subject to regulations in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 that the President signed into law on February 8, 1996. The Telecommunications Act lifted certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduced the regulation of the communications industry.

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

Item 2. Properties
        ----------

     The Company's facilities approximate 603,000 square feet, of which approximately 55%, 30% and 15% was used for manufacturing, warehouse and office space, respectively. In Temecula, California, 261,000 square feet of the total 364,000 square feet are leased from William H. Channell, Sr., the Company's Chairman of the Board. (See "Certain Relationships and Related Transactions",
Item 13.) The Company also leases an aggregate of approximately 217,000 square feet of manufacturing, warehouse and office space in Canada, Australia, Malaysia, United Kingdom and North Carolina. In November, 2001, the Company announced a restructuring plan (see Financial Statement Footnote H, Restructuring Charge) that would, among other things, reduce its facilities utilization in the U.S., U.K. and Australia operations to improve operating efficiencies and reduce facilities expense The Company expects to reduce the amount of leased manufacturing, warehouse and office space by approximately 200,000 square feet. The Company owns approximately 103,000 square feet of manufacturing, warehouse and office space in Temecula, California and approximately 53,000 square feet of manufacturing, warehouse and office space in the United Kingdom. The Company intends to sell and leaseback the Temecula, California property in 2002. The Company considers its current facilities to be adequate for its operations.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
        ---------------------------------------------------------------------

     The Company's Common Stock began trading on July 2, 1996 on the National Market System maintained by the National Association of Securities Dealers (now the NASDAQ National Market) upon completion of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on the NASDAQ National Market.

Year Ended December 31, 2000:
   First Quarter                        $ 20.25            $ 10.50
   Second Quarter                         15.00              10.50
   Third Quarter                          14.94              12.00
   Fourth Quarter                         12.63               6.50

                                          High               Low
                                        -------            -------
Year Ended December 31, 2001:
   First Quarter                        $  8.50            $  6.75
   Second Quarter                          7.25               5.44
   Third Quarter                           6.65               3.10
   Fourth Quarter                          3.80               2.80

     The Company has not declared any dividends subsequent to its initial public offering in July 1996.

     The Company currently anticipates it will retain all available funds to finance its business. The Company does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's credit agreement, the Company has agreed not to pay any dividends during the term of this agreement.

     As of December 31, 2001, the Company had 9,024,993 shares of its Common Stock outstanding, held by approximately 1,049 shareholders of record.

Item 6. Selected Financial Data
        -----------------------

     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2001, have been derived from audited consolidated financial statements which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

                                                                                Year Ended December 31,
                                                         --------------------------------------------------------------
                                                           1997         1998          1999          2000         2001
                                                         --------     --------     ---------     ---------     --------
OPERATING DATA:
Net sales ..........................................     $ 60,549     $ 93,002     $ 120,688     $ 128,179     $ 88,698
Cost of goods sold .................................       35,032       56,578        76,115        81,108       69,892
                                                         --------     --------     ---------     ---------     --------
Gross profit .......................................       25,517       36,424        44,573        47,071       18,806

Operating expenses
            Selling ................................        7,251       11,570        14,716        15,484       12,789
            General and administrative .............        4,077        8,057         9,023        14,231       14,124
            Research and development ...............        1,009        1,863         2,629         2,771        2,331
            Restructuring charge ...................           --           --            --         1,513        2,999
            Asset impairment charge ................           --           --            --         4,569        4,322
            Goodwill impairment charge .............           --           --            --            --       11,772
                                                         --------     --------     ---------     ---------     --------
                                                           12,337       21,490        26,368        38,568       48,337
                                                         --------     --------     ---------     ---------     --------
Income (loss) from operations ......................       13,180       14,934        18,205         8,503      (29,531)
Interest income (expense), net .....................          879       (1,076)       (2,650)       (2,859)      (3,874)
                                                         --------     --------     ---------     ---------     --------
Income (loss) before income tax expense (benefit) ..       14,059       13,858        15,555         5,644      (33,405)
Income tax expense (benefit) .......................        5,589        5,749         6,221         2,076       (8,207)
                                                         --------     --------     ---------     ---------     --------
Net income (loss) ..................................     $  8,470     $  8,109     $   9,334     $   3,568     $(25,198)
                                                         ========     ========     =========     =========     ========

NET INCOME (LOSS) PER SHARE:
Basic ..............................................     $   0.92     $   0.88     $    1.03     $    0.39     $  (2.78)
Diluted ............................................     $   0.91     $   0.88     $    1.02     $    0.39     $  (2.78)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic ..............................................        9,237        9,199         9,094         9,091        9,050
Diluted ............................................        9,291        9,230         9,111         9,126        9,050

BALANCE SHEET DATA:
Current assets .....................................     $ 33,252     $ 40,505     $  48,807     $  51,531     $ 39,626
Total assets .......................................       50,625       98,442       114,540       116,748       85,762
Long-term obligations
   (including current maturities) ..................          946       35,911        38,061        40,364       36,816
Stockholders' equity ...............................       45,892       52,580        62,339        63,927       37,497

OTHER DATA:
Gross margin (1) ...................................         41.6%        39.0%         36.9%         36.7%        21.2%
Operating margin (2) ...............................         22.0         16.1          15.1           6.6        (33.3)
EBITDA (3) .........................................     $ 15,224     $ 18,994     $  24,743     $  16,671     $(20,974)
Capital expenditures (excluding
           capital leases) .........................        5,966       10,579         9,148        11,606        3,153
Cash provided by (used in):
           Operating activities ....................        3,730        6,606         8,073         8,352       13,964
           Investing activities ....................       (8,958)     (22,308)       (9,361)      (11,857)      (3,153)
           Financing activities ....................         (122)      17,919        (1,728)        1,876       (2,927)

                        Notes to Selected Financial Data
                 (amounts in thousands, except per share data)

(1)  Gross margin is gross profit as a percentage of net sales.

(2) Operating margin is income (loss) from operations as a percentage of net sales.

(3) EBITDA represents income (loss) from operations before interest and income taxes, plus depreciation and amortization expense. EBITDA is not intended to represent cash flow, operating income or any other measure of performance in accordance with generally accepted accounting principles, but is included here because management believes that certain investors find it to be a useful tool for measuring a company's ability to service its debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

General

     The Company is a designer and manufacturer of telecommunications equipment supplied to telephone, cable television and power utility network providers worldwide. In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. The Company sells products directly to CATV operators and telephone companies throughout the United States, Canada, Australia, United Kingdom and certain other international markets, principally within developed nations. The Company believes that many of its customers periodically review their supply relationships, and the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company's operating results to be at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

     The Company uses numerous raw materials in its manufacturing processes. Although management believes that the Company has adequate sources of supply for such raw materials, increases in the market prices of the Company's raw materials could significantly increase the Company's cost of goods sold and materially adversely affect the Company's profitability. The Company's profitability may also be materially adversely affected by decreases in its sales volume because many of the costs associated with the Company's facilities, product development, engineering, tooling and other manufacturing processes are essentially fixed in nature and must be spread over its sales base in order to maintain historic levels of profitability.

Results of Operations

     The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of sales.

                                                   Year Ended December 31,
                                               -------------------------------
                                                1999         2000         2001
                                               -----        -----        -----

Net Sales ..............................       100.0%       100.0%       100.0%
Cost of Sales ..........................        63.1         63.3         78.8
                                               -----        -----        -----
Gross Profit ...........................        36.9         36.7         21.2

Selling ................................        12.2         12.1         14.4
General and administrative .............         7.5         11.1         15.9
Research and development ...............         2.1          2.2          2.6
Restructuring charge ...................          --          1.2          3.4
Asset impairment charge ................          --          3.5          4.9
Goodwill impairment charge .............          --           --         13.3
                                               -----        -----        -----
Income (loss) from operations ..........        15.1          6.6        (33.3)

Interest income (expense), net .........        (2.2)        (2.2)        (4.4)
                                               -----        -----        -----
Income (loss) before income
    tax expense (benefit) ..............        12.9          4.4        (37.7)
Income tax expense (benefit) ...........         5.2          1.6         (9.3)
                                               -----        -----        -----
Net income (loss) ......................         7.7%         2.8%       (28.4)%
                                               =====        =====        =====

New Accounting Pronouncements

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

     . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or changed, either individually or as part of a related contract, asset or liability.

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

     The Company will continue to amortize goodwill under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $135 and $34 will no longer be recognized. By June 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle. The Company believes the adoption of SFAS 142 will not have a material impact on its consolidated financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company believes the adoption of SFAS 144 will not have a material impact on its consolidated financial position or results of operations.

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

     As a result of the prolonged downturn in the telecommunications industry, the Company developed and began the implementation of a restructuring plan in the third quarter of 2001. The objectives of the restructuring plan were to: 1) downsize the Company's cost structure to anticipated levels of business activity, 2) reduce debt to lower interest expense and afford greater flexibility in capital management, and, 3) realign asset valuations based on current economic conditions.

     Cost reductions include reducing head count to a level 42% below December 31, 2000 and facilities square footage to a level 31% lower. The reductions affected all geographic segments although more significantly impacted international operations. Cost reduction measures were substantially completed by December 31, 2001.

     The debt reduction plan includes the selling of obsolete inventory, the sale/leaseback of a building as well as reductions in working capital. These activities occurred in the fourth quarter and are expected to continue through the first half of 2002.

     The review of asset valuations addressed the collectibility of receivables given the industry downturn, slow moving or obsolete inventory in light of reduced customer demand and the impairment of goodwill given the reduced level of foreign operations going forward. These measures resulted in the recording of $33.1 million of special charges in the third quarter of 2001 for restructuring costs, impairment of assets, impairment of goodwill and other non-recurring charges. The effects of these charges on each line item in the Consolidated Statement of Operations are included in the following analysis.

     Net Sales. Net sales decreased $39.5 million or 30.8% from $128.2 million in 2000 to $88.7 million in 2001. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in the U.S., Europe, Australia and Canada.

     Domestic net sales decreased $22.7 million or 25.6% from $88.5 million to $65.8 million. The decrease is due to customer efforts to reduce inventories of outside plant equipment, as well as a slowdown in the pace of telecommunications network upgrades. One customer accounted for approximately $10.7 million of the $22.7 million decrease in sales. This customer informed its suppliers in the fourth quarter of 2000 that it was curtailing equipment purchases in order to reduce its investment in fixed assets.

     International net sales decreased $16.8 million or 42.3% from $39.7 million to $22.9 million. Sales in Europe / Middle East decreased 49.3% to $11.0 million due to the industry slow down and the exiting of unprofitable product lines. Australia / Asia sales declined 29.2% to $7.5 million due to lower equipment purchases from a major telecommunications customer. Sales in Canada decreased 39.7% to $4.4 million due to reduced sales primarily in thermoplastic and metal enclosures.

     Gross Profit. Gross profit decreased $28.3 million from $47.1 million in 2000 to $18.8 million in 2001. Of the $28.3 million decrease, $8.5 million was due to special charges recorded in the third quarter consisting of: 1) write-offs and additions to inventory reserves of $8.3 million to reflect the accumulation of excess inventory levels brought about by the industry slowdown and the decision to exit certain product lines, and 2) $0.2 million of costs to exit certain product lines. The remainder of the decline is due to the lower level of sales and unfavorable manufacturing cost variances that resulted from unabsorbed labor and overhead costs due to lower production build rates.

     As a percentage of net sales, gross profits decreased from 36.7% in 2000 to 21.2% in 2001. The reasons given above for the changes in gross margin dollars also apply to these percentage changes. The 2001 gross profit percentage excluding the inventory write-offs, additional reserves and costs to exit certain product lines was 30.8%.

     Selling. Selling expenses decreased $2.7 million or 17.4% from $15.5 million in 2000 to $12.8 million in 2001. The decrease is the result of cost reductions in selling administration functions as well as due to a lower sales volume.

     As a percentage of net sales, selling expense increased from 12.1% in 2000 to 14.4% in 2001.

     General and Administrative. General and administrative expenses decreased $0.1 million or 0.7% from $14.2 million in 2000 to $14.1 million in 2001. The 2001 expense includes non-recurring charges of $3.5 million recorded in the third quarter for additions to trade accounts receivable reserves and the write-off of delinquent accounts, costs to exit certain product lines and the write down of prepaid expenses to reflect the shorter life of the assets during a continuing industry downturn. The receivables related charge is $1.4 million and is primarily for customers in Central America and Eastern Europe that were affected by telecommunications projects that were either being scaled back or delayed.

     Excluding the non-recurring charges, general and administrative expenses declined $3.6 million or 25.3%. The decrease is due mainly to reductions in administrative head count and spending levels.

     As a percentage of net sales, general and administrative expenses increased from 11.1% in 2000 to 15.9% in 2001. Excluding the nonrecurring charges mentioned above, the percentage increased from 11.1% in 2000 to 12.0% in 2001.

     Research and Development. Research and development expenses decreased $0.5 million or 17.9% from $2.8 million in of 2000 to $2.3 million in 2001. As a percentage of net sales, research and development expenses increased from 2.2% in 2000 to 2.6% in 2001.

     Restructuring charge. In the fourth quarter of 2000, the Company recorded a restructuring charge of $1.5 million associated with activities to improve efficiency, align production costs with anticipated revenues and reduce selling, general and administrative costs. As a result of these actions, global head count was reduced by approximately 90 positions and several facilities consolidated. The Charlotte, North Carolina distribution facility was integrated into the Temecula, California operations. Leased manufacturing space in Europe was reduced and the Hong Kong sales office was closed with the selling functions integrated into the Asian sales operations in Malaysia

     Due to the prolonged slowdown in the telecommunications industry, the Company further reduced head count and closed additional facilities in the third quarter of 2001 and recorded a restructuring charge of $3.0 million. The restructuring plan resulted in the elimination of approximately 116 management, administrative, sales and manufacturing positions. Facilities vacated include:
1) a manufacturing and distribution facility in Warrington, United Kingdom, 2) one half of the manufacturing and distribution facility in Sydney, Australia and, 3) leased warehouse space in the U.S.

     Impairment of Fixed Assets. In the fourth quarter of 2000, the Company recorded an impairment of asset charge of $4.6 million. The charge related to certain production equipment in the European operations. Utilization of this production equipment declined as newer, more automated equipment was purchased as part of the company's capital expenditure program to automate production and reduce costs. As a result, the equipment was written down by $4.6 million to reflect a reduction in the fair value of this equipment.

     In the third quarter of 2001, the Company recorded an asset impairment charge of $4.3 million as a result of restructuring activities intended to reduce manufacturing costs worldwide. Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures. This included production equipment in the European operations that was idled as several products previously manufactured in the region were either transferred to other facilities, outsourced or discontinued. In both the U.S. and Australia, an impairment charge was recorded for production equipment and tooling no longer productive as a result of the restructuring.

     Impairment of Goodwill. In the third quarter of 2001 , an impairment of Goodwill was recorded for $11.8 million as a result of restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines in 2001.

     Income (Loss) from Operations. As a result of the items discussed above, income from operations decreased $38.0 million from $8.5 million in 2000 to a loss of ($29.5) million in 2001. Operating margin as a percent of sales decreased from 6.6% to (33.3%).

     Interest Expense, Net. Net interest expense increased from $2.9 million in 2000 to $3.9 million in 2001. The increase was attributable primarily to: 1) a higher average debt level, 2) a higher interest rate on the Company's bank debt and 3) accrued fees associated with revisions to the Credit Agreement.

     Income Taxes. Income tax expense decreased from $2.1 million in 2000 to a tax benefit of ($8.2) million in 2001. The effective tax rates were 36.8% in 2000 and 24.6% in 2001. The decrease in effective tax rates was due to foreign operating losses in 2001 with no benefit provided and an increase in the valuation allowance on the deferred tax asset of $2.8 million associated with tax loss carry forwards in international operations. The ability to use the tax loss carry forward was reduced due to restructuring activities which significantly decreased the level of international business activities.

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

     Restructuring Charge. In the fourth quarter of 2000, the Company recorded a restructuring charge of $1.5 million associated with activities to improve efficiency, align production costs with anticipated revenues and reduce selling, general and administrative costs. As a result of these actions, global head count was reduced by approximately 10% and several facilities were consolidated. The Charlotte, North Carolina distribution facility was integrated into the Temecula, California operations, leased manufacturing space in Europe was reduced and the Hong Kong sales office was closed with the selling functions integrated into the Asian sales operations in Malaysia.

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

Liquidity and Capital Resources

     Cash and cash equivalents on December 31, 2001 was $8.8 million, an increase of $7.9 million from the December 31, 2000 balance of $0.9 million. Although the Company operated in an industry downturn during 2001 and experienced significant restructuring costs during the year, most of the charges were non-cash and the Company implemented measures to reduce the level of working capital required to operate the business. Of the $33.1 million of special charges recorded in the third quarter of 2001, $28.9 million were non-cash charges. As a result, cash generated from operating activities was $14.0 million in 2001 compared to $8.4 million in 2000.

     Net cash used in investing activities was $3.2 million in 2001, a reduction of $8.7 million or 73.1% from the $11.9 million used in 2000. The decline is primarily attributable to Company's actions to reduce capital expenditure projects. Capital expenditures in 1999 and 2000 included major projects for business information systems and factory equipment to automate manual processes and reduce costs. The Company believes it can operate at a substantially lower level of capital expenditures in the near term as these major projects are now essentially complete.

     Net cash used in financing activities in 2001 was ($2.9) million primarily due to the repayment of debt. Net cash used in financing activities in 2000 was $1.9 million reflecting drawdowns under the bank Credit Agreement.

     The Company anticipates receiving a tax refund in excess of $4.0 million during 2002 as a result of applying 2001 losses to prior years' tax filings.

     Accounts receivable decreased from $24.0 million at December 31, 2000 to $13.3 million at December 31, 2001 as a result of lower sales volume, improved collection activity and write offs of delinquent accounts of $1.4 million. In terms of days sales outstanding, receivables decreased from 80 days at December 31, 2000 to 64 days as of December 31, 2001.

     Inventories decreased from $21.6 million at December 31, 2000, to $9.8 million at December 31, 2001. An inventory write-off and additional reserves accounted for $8.3 million of the decline. Excluding the inventory write off and additional reserves, inventory decreased $3.5 million during the period. The reduction was due to efforts to reduce stock levels of finished goods, minimize purchases of raw materials and sell slow moving items.

     Accounts payable decreased from $8.0 million at December 31, 2000 to $5.1 million at December 31, 2001 primarily due to lower raw material purchases resulting from lower sales volume.

     The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000. The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001.

     The Company has a Credit Agreement with two banks. The outstanding balance bears interest, payable quarterly, at a variable rate based on the Administrative Agent bank's base rate. At December 31, 2001, the Credit Agreement's weighted average interest rate was 7.25%, the outstanding balance was $30.1 million and there was no unused availability under the Credit Agreement. The outstanding balance under the Credit Agreement is due and payable in full on December 31, 2002. In the fourth quarter of 2001 the banks extended the maturity of the Credit Agreement to June 30, 2002. In the first quarter of 2002 the banks extended the maturity of the Credit Agreement to December 31, 2002. The Company will pay an extension fee to the banks on each of June 30, 2002 and September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing to repay the outstanding balance under the Credit Agreement, it expects to incur refinancing closing costs of no less than $250,000 but does not expect at this time any material increase in the interest rate. In the event the Company does not obtain refinancing of the Credit Agreement by December 31, 2002, and if the banks were to agree to extend the maturity date of the Credit Agreement, the Company would expect the banks to impose requirements such as an extension fee and additional principal payments.

     The Credit Agreement contains various financial and operating covenants which, among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company was in compliance as of December 31, 2001 with the covenants of the Credit Agreement.

     The Company believes that cash flow from operations should be sufficient to fund the Company's capital expenditure and working capital requirements through 2002.

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

Obsolescence and Technological Change

     The communications industry is in a state of rapid technological change. The introduction of new technologies, network architectures or changes in industry standards can render the Company's existing products or products under development obsolete or unmarketable. For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. Further, management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in growth of wire-line networks. However, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company's business. The Company's growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry. There can be no assurance that demand resulting from these emerging trends will continue or that the Company's products will be met with market acceptance.

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

Concentration of Customers; Limited Backlog

     The telecommunications industry is concentrated, with a relatively small number of service providers accounting for a large percentage of the Company's available market. Consequently, the Company's five largest customers accounted for 40.4% and 44.1% of the Company's total net sales in 2000 and 2001, respectively. Two customers, AT&T Broadband and AOL/Time Warner, accounted for 11.2% and 10.4%, respectively, of the Company's total net sales in 2000. One customer, AOL/Time Warner, accounted for 11.2% of the Company's total net sales in 2001. Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company's customer base, but also from time to time delay customers' capital expenditures as newly merged service providers consolidate their operations.

     The Company's customers typically require prompt shipment of the Company's products within a narrow timeframe. As a result, the Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter. Further, the Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage (see "Operating Leverage" below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, may place the Company's operating results at risk to changing customer buying patterns. If sales levels in a particular period do not coincide with the Company's expectations, operating results for that period may be materially and adversely affected.

Dependence on the Telecommunications Industry

     The Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales. Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company's sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology. While the industry generally experienced above average growth in the late 1990's, in 2000 and 2001 the industry was adversely affected by service providers' reductions of their capital expenditures.

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

Price Fluctuations of Raw Materials; Availability of Complementary Products

     The Company's cost of sales may be materially affected by increases in the market prices of the raw materials, including resins, used in the Company's manufacturing processes. The Company does not engage in hedging transactions for such materials, although it periodically enters into contracts for certain raw materials for as much as one year or more. There can be no assurance that price increases in raw materials can be passed on to the Company's customers through increases in product prices. In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products, including grade level boxes, that complement the Company's own product line. Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company's own products.

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

Acquisitions and Failure to Integrate Acquired Businesses

     There can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage any such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems. Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported financial condition or results of operations, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

     In addition, there can be no assurance that any businesses acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will realize the synergies expected from such acquisitions.

     The failure to obtain any or all of the desired results from acquisitions could have a material adverse effect on the Company's business, financial condition or results of operations.

Operating Leverage

     Because the related fixed costs for facilities, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, the Company's ability to operate profitably is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base. Due to this "operating leverage", a reduction in sales or the rate of sales growth has had in the past and could have in the future a disproportionately adverse effect on the Company's financial results.

Seasonality and Fluctuations in Operating Results

     The Company's business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company's products. In addition, first quarter sales also typically reflect customer delays in implementation of their annual capital expenditure plans. The Company's operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from, and shipments to, major customers, the timing of new product introductions and deployment as well as the availability of products by the Company or its competitors, the overall level of capital expenditures by CATV operators and telephone companies, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products the Company sells, and the availability and costs of raw materials.

Risks Associated with International Operations

     International sales, including export sales from U.S. operations, accounted for 34.5%, 32.5% and 27.2% of the Company's net sales in 1999, 2000 and 2001 respectively, and the Company expects that international sales may increase as a percentage of sales in the future. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

Competition

     The industries in which the Company operates are highly competitive. The level and intensity of competition may increase in the future. The Company's competition includes a company that has a significant market share in telephone connectivity. The Company's business strategy includes continued focus on telephone connectivity. There can be no assurance that the Company will be able to compete successfully against its competitors, many of whom have access to greater financial resources than the Company.

Disruptions at the Company's Manufacturing Facility; Lease with Related Party

     The majority of the Company's manufacturing operations are currently located at the Company's facilities in Temecula, California, which also includes the Company's principal warehouse and corporate office operations. The Company's success depends in large part on the orderly operation of these facilities. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains standard property and earthquake insurance on this facility as well as business interruption insurance and back-up data systems.

     The Company currently leases a portion of its Temecula facilities from William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The Company believes the terms of these leases are no less favorable than would be available from an unrelated third party after arm's length negotiations. Although the Company has renewal options through the year 2015 under these leases, there can be no assurance that the Company and Mr. Channell, Sr. will be able to agree on additional renewal terms for the properties currently leased by the Company. The failure of the Company to renew the leases would require the Company to relocate its existing facilities, which could have a material adverse affect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel

     The future success of the Company depends in part on its ability to attract and retain key executive, engineering, marketing and sales personnel. Key personnel of the Company include Richard A. Cude, Chief Executive Officer, William H. Channell, Jr., the President and Chief Operating Officer, and the other executive officers of the Company. The market for qualified personnel in the communications industry is competitive, and the loss of certain key personnel could have a material adverse affect on the Company. The Company has entered into employment contracts with Mr. Cude and Mr. Channell, Jr.

Changing Regulatory Environment

     The communications industry is subject to regulation in the United States and other countries. Federal and state agencies regulate most of the Company's domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company's business.

Uncertain Ability to Manage Industry Volatility

     The Company's business has required, and is expected to continue to require, significant Company resources in terms of personnel, management and other infrastructure. The Company's ability to manage effectively the volatility of the telecommunications industry requires it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

Environmental Matters

     The Company is subject to a wide variety of federal, state and local environmental laws and regulations and uses a limited number of chemicals that are classified or could be classified as hazardous or similar substances. Although management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations, the Company's failure to comply with such laws and regulations could have a material adverse effect on the Company.

Selected Quarterly Financial Data

     Set forth below is certain unaudited quarterly financial information. (See also Footnote Q to the Financial Statements included elsewhere herein.) The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

                                  December 31, 2000                         December 31, 2001
                        -------------------------------------   --------------------------------------
                                (amounts in thousands)                  (amounts in thousands)
                          1st       2nd       3rd       4th       1st       2nd        3rd       4th
                        Quarter   Quarter   Quarter   Quarter   Quarter   Quarter    Quarter   Quarter
                        -------   -------   -------   -------   -------   -------   --------   -------
Net sales............   $32,250   $35,722   $33,182   $27,025   $21,967   $25,762   $ 22,336   $18,633
Gross profit (loss)..    11,241    13,884    12,525     9,421     6,512     8,383     (1,700)    5,611
Income (loss) from
   operations........     3,490     6,053     4,058    (5,098)     (902)    1,475    (30,802)      698
Income (loss) before
   income taxes......     2,887     5,310     3,541    (6,094)   (1,719)      579    (31,895)     (370)

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

Market Risk

     The Company's credit facility allows the outstanding balance to bear interest at a variable rate based on the Administrative Agent bank's base rate. The credit facility exposes operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

     If the variable rates on the Company's credit facility were to increase by 1% from the rate at December 31, 2001, and if the Company had borrowed during all of fiscal 2001 the maximum amount ($40.0 million) available at any time in 2001 under its credit facility at the increased interest rate, the Company's interest expense would have increased, and net loss would have increased by $0.2 million. A marginal income tax rate of 38.0% was used. This analysis does not consider the effects of economic activity on the Company's sales and profitability in such an environment.

Foreign Exchange Risk

     The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Assets and liabilities outside the United States are primarily located in the United Kingdom, Australia and Canada. The Company's investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments. The Company also purchases a limited portion of its raw materials from foreign countries. These purchases are generally denominated in U.S. dollars and are accordingly not subject to exchange rate fluctuations. The Company has not engaged in forward foreign exchange and other similar contracts to reduce its economic exposure to changes in exchange rates because the associated risk is not considered significant.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Certified Public Accountants ................................................   F-1
Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001 .........................   F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended
   December 31, 1999, December 31, 2000, and December 31, 2001 ....................................   F-4
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999,
   December 31, 2000 and  December 31, 2001 .......................................................   F-5
Consolidated Statement of Cash Flows for the years ended December 31, 1999, December 31, 2000,
   and December 31, 2001 ..........................................................................   F-6
Notes to Consolidated Financial Statements ........................................................   F-8

Financial statement schedules are as follows:

     Schedule II - Valuation and Qualifying Accounts

     All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.

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

                                    PART III

Item 10. Executive Officers and Directors
         --------------------------------

     The following table sets forth information with respect to the Company's executive officers and directors and their ages as of December 31, 2001.

             Name                       Age                       Positions
             ----                       ----                      ---------
William H. Channell, Sr. .........       73        Chairman of the Board

Richard A. Cude ..................       68        Chief Executive Officer and Director

William H. Channell, Jr. .........       44        President, Chief Operating Officer
                                                      and Director

Jacqueline M. Channell............       70        Director

Eugene R. Schutt, Jr. ............       48        Director

Peter J. Hicks....................       52        Secretary and Director

Edward J. Burke...................       46        Vice President, Corporate Engineering

Graham Gardner....................       53        Managing Director, Europe

Timothy Hankinson.................       49        Managing Director, Australia and Asia

John B. Kaiser....................       46        Vice President, North American Sales

Thomas Liguori....................       43        Chief Financial Officer

Gary M. Napolitano................       46        Vice President, RF Products

Andrew M. Zogby...................       41        Vice President, Corporate Marketing

     The Company's Board of Directors was comprised of six members at December 31, 2001. The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

     William H. Channell, Sr., the son of the Company's founder, James W. Channell, has been the Chairman of the Board since July, 1996. From 1966 to November, 2001, Mr. Channell, Sr. was Chief Executive Officer. Mr. Channell, Sr. is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the husband of Jacqueline M. Channell and the father of William H. Channell, Jr. His term as a Director expires in 2002.

     Richard A. Cude became a Director of the Company during 1996 and became Chief Executive Officer in November, 2001. Mr. Cude was the General Manager of the Los Angeles Support Center for Courtaulds PLC London, England and served in various capacities with Courtaulds from 1988 until his retirement in 1998. Prior to 1998, Mr. Cude had been with various companies involved in the manufacturing and marketing of products to the aerospace and telecommunications industries. Mr. Cude's term as a Director expires in 2003.

     William H. Channell, Jr. has been President and Chief Operating Officer of the Company since 1996. He has been a Director of the Company since 1984. Since joining the Company in 1979, Mr. Channell, Jr. has held the positions of Executive Vice President, Director of Marketing and National Sales Manager. Mr. Channell, Jr. is a principal stockholder of the Company and is the son of William H. Channell, Sr. and Jacqueline M. Channell. His term as a Director expires in 2003.

     Jacqueline M. Channell has been a Director since 1966. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr. Mrs. Channell's term as a Director expires in 2004.

     Eugene R. Schutt, Jr. has been a Director of the Company since 1996. Mr. Schutt is the President and CEO of FirstDoor.com, Inc. Prior to joining FirstDoor.com, he served as CEO of CD1Financial.com, an automotive finance and leasing company owned by CarsDirect.com. Mr. Schutt has also served as President of Avco Financial Services and Pratt Industries, Inc. Mr. Schutt has over 26 years of experience in executive management positions and has served on the board of directors of numerous companies. Mr. Schutt's term as a Director expires in 2002.

     Peter J. Hicks became a Director of the Company in March, 2000 and became Secretary in November of 2001. Mr. Hicks is a managing director of Linx Partners, an investment firm specializing in private industrial equity investments. From 1987 to 1999, Mr. Hicks was a managing director of Schroder and Company. Mr. Hicks has more than 23 years of investment banking and corporate finance experience and has served on the board of directors of numerous companies. Mr. Hicks' term as a Director expires in 2004.

     Edward J. Burke has been the Company's Vice President, Corporate Engineering since May 1996 and has served in various similar capacities with the Company since 1984. Mr. Burke has held various technical positions in the thermoplastic product engineering and tooling design field since 1978.

     Graham Gardner joined the Company in 1998 as Managing Director, Europe as a result of the acquisition of Egerton. Mr. Gardner had been Managing Director of Egerton since 1986. Mr. Gardner has been in the telecommunications equipment industry since 1971.

     Timothy Hankinson joined the Company in 1998 as Managing Director, Australia and Asia as a result of the acquisition of Egerton. Mr. Hankinson had been Managing Director of Egerton since 1991. Prior to 1991, Mr. Hankinson had served as General Manager of an Australian aircraft manufacturer.

     John B. Kaiser has been the Company's Vice President, North American Sales since 1999. He held the position of Director of Marketing for the Company from 1987 to 1991 and he was Vice President, Broadband Division from 1995 through 1998. Between 1991 and 1995, Mr. Kaiser held the position of District Manager, Southern California, for the General Polymers Division of Ashland Chemical, a thermoplastics distributor, where his responsibilities included general management of district operations, including sales, warehousing, procurement and logistics.

     Thomas Liguori has been the Company's Chief Financial Officer since April 2000. Mr. Liguori joined the Company from Dole Food Company, where he served as Chief Financial Officer of Dole Europe in Paris, France. From 1992 to 1996 he held various financial positions with Teledyne Inc., including Vice President, Finance for a manufacturer of consumer and industrial products. From 1986 to 1992 Mr. Liguori was a management consultant with Deloitte & Touche. He has 20 years of financial, accounting and management experience.

     Gary M. Napolitano joined the Company in January 1997 as Vice President and General Manager of RF Products as a result of the acquisition of RMS. Mr. Napolitano had been President of RMS since 1992 and was the Vice President, Finance prior to becoming President.

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

Compensation of Directors

     Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as directors. The Company's non-management directors receive compensation consisting of an annual retainer fee of $15,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance. Mrs. Channell also receives non-management director retainer and attendance fees. Upon the retirement of William H. Channell, Sr. as Chief Executive Officer, Mr. Channell, Sr. also receives a non-management retainer and attendance fee. In addition, pursuant to the Company's 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company's Common Stock with an exercise price equal to the Initial Public Offering price, and on the date of each of the Company's annual stockholder meetings after the Initial Public Offering, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting are to receive options to acquire an additional 1,000 shares of the Company's Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 2002 annual meeting of stockholders.

Item 11. Executive Compensation
         ----------------------

Summary Compensation Table

     The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the five additional most highly compensated executive officers for the years ended December 31, 1999, 2000 and 2001 (collectively, the "Named Officers").

                                          Annual Compensation     Other Annual    Restricted    Underlying     LTIP      All Other
Name and Positions                      ----------------------    Compensation   Stock Awards    Options/    Payouts   Compensation
Held with the Company           Years   Salary ($)   Bonus ($)       ($)(1)          ($)          SARs(#)      ($)       ($)(2)
---------------------           -----   ----------   ---------    ------------   ------------   ----------   -------   ------------
William H. Channell, Sr .....    2001     239,455         --            --           --               --       --              --
    Chairman of the Board        2000     420,000    166,667            --           --               --       --              --
                                 1999     420,000         --            --           --               --       --              --

Richard A. Cude  (3) ........    2001      19,231         --        35,000(4)        --          101,000       --              --
    Chief Executive Officer      2000          --         --        26,000           --            1,000       --              --
                                 1999          --         --        22,000           --            1,000       --              --

William H. Channell, Jr .....    2001     598,000     67,260(5)         --           --           50,000       --           1,620
    President and Chief          2000     598,000    605,000(6)         --           --               --       --           3,588
    Operating Officer            1999     520,000         --            --           --           50,000       --           3,120

Thomas Liguori ..............    2001     188,200         --            --           --           44,140       --           2,212
    Chief Financial Officer      2000     150,000     78,000            --           --           25,000       --             900

Edward J. Burke .............    2001     142,057         --            --           --            7,050       --           2,193
    Vice President,              2000     145,509     88,405            --           --           10,000       --           4,365
    Corporate Engineering        1999     141,505     87,141            --           --            5,500       --           4,245

John B. Kaiser ..............    2001     150,589         --            --           --            7,470       --           2,325
    Vice President,              2000     149,056    117,397            --           --            5,800       --           3,953
    North American Sales         1999     139,572     31,697            --           --            6,000       --           3,780

Andrew M. Zogby .............    2001     168,030         --            --           --            8,310       --           2,594
    Vice President,              2000     172,113    114,983            --           --            6,750       --           5,163
    Corporate Marketing          1999     167,205     24,335            --           --            6,000       --           5,000

(1) For each individual named, compensation excludes perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2)  Payments to the Company's 401K plan.
(3)  Richard A. Cude became Chief Executive Officer in November, 2001.
(4) Richard A. Cude's Other Annual Compensation in 1999, 2000 and 2001 was for his services as a Company Director.
(5) The bonus of William H. Channell, Jr. shown in 2001 is based on Company performance in 2000. (See "Incentive Compensation Plan".)
(6) The bonus of William H. Channell, Jr. shown in 2000 is based on Company performance in 1999. (See "Incentive Compensation Plan".)

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

     During 2001, the Company granted 274,330 "non-qualified" options to 18 employees and directors. After cancellation of options previously issued to terminated employees, there were options to acquire 1,090,383 shares of Common Stock outstanding at December 31, 2001. These options vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and have a term of 10 years.

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

Options/SAR Grants Table

     The following table sets forth the stock options granted to the named officers for the year ended December 31, 2001.

                                                                                      Potential
                                         % of Total                                    Realized
                             Number of    Options/                                     Value at
                            Securities      SARs                                    Assumed Annual
                            Underlying   Granted to   Exercise                   Rates of Stock Price
                             Options/     Employees    on Base                      Appreciation of
                               SARs       in Fiscal    Price      Expiration      Option     Term
         Name                Granted     Year 2001     ($/Sh)        Date           5%        10%
         ----               ----------   ----------   --------   -------------   --------   ---------
William H. Channell, Sr.         --           --           --           --        $    --    $     --

Richard A. Cude               1,000          0.4%       6.800      May 2011         4,276      10,837
                            100,000         36.5%       3.220    November 2011    202,504     513,185

William H. Channell, Jr.     50,000         18.2%      11.875    February 2011    373,406     946,285

Thomas Liguori               10,000          3.6%       6.500      May 2011        40,878     103.593
                             25,000          9.1%       3.160    October 2011      49,683     125,906
                              9,140          3.3%       3.250    December 2011     18,681      47,342

Edward J. Burke                 200          0.1%       7.125    February 2011        896       2,271
                              6,850          2.5%       3.250    December 2011     14,001      35,481

John B. Kaiser                  200          0.1%       7.125    February 2011        896       2,271
                              7,270          2.7%       3.250    December 2011     14,859      37,656

Andrew Zogby                    200          0.1%       7.125    February 2011        896       2,271
                              8,110          3.0%       3.250    December 2011     16,576      42,007

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2001 Option/SAR Values

     The following table sets forth the number and value of outstanding stock options at December 31, 2001. No options have been exercised in 2001.

                                                    Number of Shares
                            Shares                Underlying Unexercised     Value of Unexercised In-
                           Acquired                     Options/SARs             the-Money Options/SARs
                              on        Value      at December 31, 2001         at December 31, 2001
    Name                   Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
  ---------                --------   --------   -------------------------   --------------------------
William H. Channell, Sr.      --       $ --                         --             $   -- /$ --

Richard A. Cude               --         --            4,001 / 101,999               -- /$3,000

William H. Channell, Jr.      --         --           208,334 / 66,666                  -- / --

Thomas Liguori                --         --             8,334 / 60,806               -- /$2,250

Edward J. Burke               --         --            33,001 / 15,549                  -- / --

John B. Kaiser                --         --            31,934 / 13,336                  -- / --

Andrew Zogby                  --         --            35,250 / 50,060                  -- / --

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

Employment Contracts

     The Company entered into a one-year employment agreement, renewable annually, with Richard A. Cude in November, 2001, when he became Chief Executive Officer. Mr. Cude's annual salary is $250,000. Mr. Cude is entitled to participate in the Incentive Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Mr. Cude is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

     The Company entered in July, 1996 into a five year employment agreement, renewable every five years, with William H. Channell, Jr. Mr. Channell, Jr.'s annual salary is $598,000. Mr. Channell, Jr. is entitled to participate in the Incentive Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.

     The Company had an employment agreement with Mr. William H. Channell, Sr. when he served as Chief Executive Officer, the position he held at the time of his retirement as an employee in November, 2001. His initial salary under the agreement was $520,000. Mr. Channell, Sr.'s salary was subject to annual cost of living increases. In 1999, Mr. Channell, Sr. reduced his hours of contribution to the Company. He agreed to reduce his compensation proportionally by $100,000 to $420,000. In 2001, Mr. Channell, Sr. further reduced his hours with the Company and agreed to reduce his compensation to $250,000. In November 2001, Mr. Channell, Sr. resigned as an employee of the Company. Mr. Channell, Sr.'s benefits included (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company's senior executive officers, subject to a premium reimbursement obligation in the case of the medical insurance provided to Mrs. Channell, and (iii) during Mr. Channell, Sr.'s lifetime, a portion of the premiums on a life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary.

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

     The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. During 2001, this Committee was composed of Mr. Richard A. Cude, Mr. Eugene R. Schutt, Jr. and Mr. Peter J. Hicks. It is the responsibility of the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

     The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 2001 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

                                    [CHART]

                                   Line Chart

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                     AMONG CHANNELL COMMERCIAL CORPORATION,
        THE NASDAQ STOCK MARKET (U.S.) INDEX,THE S & P INDUSTRIALS INDEX
                  AND THE S & P COMMUNICATIONS EQUIPMENT INDEX

                                                Cumulative Total Return
                                  ---------------------------------------------------
                                   12/96    12/97    12/98    12/99    12/00    12/01
CHANNELL COMMERCIAL CORPORATION   100.00   101.01    67.68    92.43    52.53    26.26
NASDAQ STOCK MARKET (U.S.)        100.00   122.48   172.68   320.89   193.01   153.15
S & P INDUSTRIALS                 100.00   131.02   175.18   220.51   184.67   163.12
S & P COMMUNICATIONS EQUIPMENT    100.00   130.29   229.50   503.98   220.37    80.98

*$100 invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company's outstanding common stock (as provided to the Company by such persons or the record holder of such shares).

                                         Amount and Nature of Beneficial Ownership
                                         -----------------------------------------
      Name and Address                     No. of Shares   Exercisable                Percent
    of Beneficial Owner                        Owned       Options (1)     Total     of Class
------------------------------           ---------------   -----------   ---------   --------
William H. Channell Sr. and                 3,250,830          4,334     3,255,164    36.1%
Jacqueline M. Channell, as co-trustees
of the Channell Family Trust
26040 Ynez Road
Temecula, CA 92591

William H. Channell, Jr.                      915,250        225,001     1,140,251    12.6%
26040 Ynez Road
Temecula, CA 92591

Royce & Associates, Inc.                       714,200            --       714,200       7.9%
1414 Avenue of the Americas
New York, NY 10019

State of Wisconsin Investment Board            701,300            --       701,300       7.8%
P.O. Box 7842
Madison, WI 53707

Wellington Management Company, LLP             672,900            --       672,900       7.5%
75 State Street
Boston, MA 02109

Rutabaga Capital Management, LLC               600,500            --       600,500       6.7%
64 Broad Street
Boston, MA 02109

The Taylor Family Trust                        469,960            --       469,960       5.2%
1450 Ravenswood Lane
Riverside, CA 2506

Carrie S. Channell                             450,000            --       450,000       5.0%
2429 Cahuilla Hills Drive
Palm Springs, CA 92264

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 2002.

Security Ownership of Management

     The following table sets forth certain information, as of March 15, 2002, concerning the beneficial ownership of common stock by the Company's directors and named executive officers, and all directors and executive officers of the Company as a group.

                                        Amount and Nature of Beneficial Ownership
                                       ------------------------------------------
                                       No. of Shares    Exercisable                  Percent
    Name of Beneficial Owner               Owned         Options (1)       Total     of Class
--------------------------------       -------------    ------------    ---------    --------

 William H. Channell Sr.                 3,250,830             --       3,250,830     36.0%

 Richard A. Cude                             1,347          4,334           5,681      0.1%

 Jacqueline M. Channell                         --          4,334           4,334      0.0%

 Peter J. Hicks                                 --            667             667      0.0%

 Eugene R. Schutt, Jr.                       2,000          4,334           6,334      0.1%

 William H. Channell, Jr.                  915,250        225,001       1,140,251     12.3%

 Thomas Liguori                             15,400         20,001          25,501      0.3%

 Edward J. Burke                             1,000         33,068          34,068      0.4%

 John B. Kaiser                                890         32,001          32,891      0.4%

 Andrew Zogby                                  300         35,317          35,617      0.4%

 All present directors and executive
  officers as a group (13 in number)     4,177,117        401,292       4,578,409     48.6%

(1) Refers to the number of shares covered by options exercisable within 60 days of March 15, 2002.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William
H. Channell, Sr., a principal stockholder and the Chairman of the Board of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building. The loan amount subject to the guarantee is expected to decline before expiring in 2016. At December 31, 2001, the outstanding loan balance subject to the guarantee totaled $1.9 million. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes. Rent expense paid under the leases was $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party. As part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities. The Company intends to sublease the vacated warehouse space.

     In January 2001, the Company guaranteed personal debt of the Company's President and Chief Operating Officer of $0.6 million. The guarantee was canceled by the lender in March 2002. In connection with this guarantee, the Company's President and Chief Operating Officer paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock. It is not practicable to estimate the fair value of the guarantee.

     During 2001 the Company paid certain personal expenses on behalf of the President and Chief Operating Officer (in part through a corporate credit card which is reimbursed pursuant to an agreement between the Company and the President). These amounts are non-interest bearing. The maximum balance outstanding was $105,116 and the balance at December 31, 2001 was $48,166.

     The Company purchased insurance through Talbot Agency Inc. in 1999, 2000 and 2001. Roy H. Taylor, President of Talbot Agency Inc. is a co-trustee of the Taylor Family Trust, a beneficial owner of more than 5% of the Company's outstanding stock. The total premiums and fees paid for insurance obtained through Talbot Agency Inc. for the years ended December 31, 1999, 2000 and 2001 was $1.6 million, $1.4 million and $1.3 million respectively, which included commissions earned.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------
(a) The following financial statements and schedules are filed as a part of this report:
     (1)  Consolidated Financial Statements See index included in Part II, Item
          8.
     (2) Consolidated Financial Statement Schedules Schedule II - Valuation and Qualifying Accounts All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.
     (a)(3) and (c).  The following exhibits are filed herewith:
(5)  Filed herewith.

Exhibit
Number            Description
-------           -----------
3.1       Restated Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4         Form of Common Stock Certificate (1)
10.1      Tax Agreement between the Company and the Existing Stockholders (1)
10.2 Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3 Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank (3)
10.4 Second Amendment to Credit Agreement and Consent dated December 29, 1999, between the Company and Fleet National Bank (6)
10.5 Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank (6)
10.6 Third Amendment to Credit Agreement and accompanying Notes dated July 20, 2000, between the Company and Fleet National Bank (6)
10.7 Fourth Amendment to Credit Agreement dated May 31, 2001, between the Company and Fleet National Bank (7)
10.8      Employment Agreement between the Company and William H. Channell, Sr.
          (1)
10.9      Employment Agreement between the Company and William H. Channell, Jr.
          (1)
10.10 Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.11 Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.12 Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.14 Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership (4)
10.15 Lease dated October 26, 2000 between the Company and Belston Developments Inc. (6)
10.16 Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.17     Form of Indemnity Agreement (1)
10.18     Form of Agreement Regarding Intellectual Property (1)
10.19     401(k) Plan of the Company (5)
10.22     A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)
10.23 Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
10.24 Agreement dated November 7, 2001 between the Company and Fleet Bank, as Administrative Agent (8)
10.25     Employment Agreement between the Company and Richard A. Cude. (9)
10.26 Fifth Amendment, dated December 17, 2001, to the Credit Agreement between the Company and Fleet National Bank, as Administrative Agent for the lenders. (9)
10.27 Sixth Amendment, dated March 21, 2002, to the Credit Agreement between the Company and Fleet National Bank, as Administrative Agent for the lenders. (9)

11        Computation of Proforma Income per Share (2)
23        Consent of Independent Certified Public Accountants (9)
(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 30, 2001.

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on April 2, 2001.
(7) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 14, 2001.
(8) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on November 14, 2001.
(9)  Filed herewith

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Channell Commercial Corporation for each of the three years ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Los Angeles, California
February 8, 2002, except for Note F as to which
the date is March 1, 2002

                         CHANNELL COMMERCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)

                                                              2000         2001
                                                            --------     -------

                               ASSETS
CURRENT ASSETS
    Cash and cash equivalents                               $    913     $ 8,762
    Accounts receivable, net                                  24,007      13,301
    Inventories                                               21,620       9,776
    Deferred income taxes                                      1,171       1,473
    Prepaid expenses and miscellaneous receivables             1,966       1,238
    Income taxes receivable                                    1,854       5,076
                                                            --------     -------

                           Total current assets               51,531      39,626

PROPERTY AND EQUIPMENT, net                                   48,669      38,718

DEFERRED INCOME TAXES                                          2,102       5,509

INTANGIBLE ASSETS, net of amortization of $2,361
    and $3,057 in 2000 and 2001                               13,931       1,463

OTHER ASSETS                                                     515         446
                                                            --------     -------

                                                            $116,748     $85,762
                                                            ========     =======

     The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

                                  December 31,
                             (amounts in thousands)

                                                                      2000         2001
                                                                    ---------    --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $   7,998    $  5,090
    Short term debt (including current maturities of
       long term debt)                                                 31,086      30,228
    Current maturities of capital lease obligations                     2,726       1,983
    Accrued restructuring liability                                     1,323       2,420
    Accrued expenses                                                    3,136       3,939
                                                                    ---------    --------

                  Total current liabilities                            46,269      43,660

LONG-TERM DEBT, less current maturities                                 4,092       3,991

CAPITAL LEASE OBLIGATIONS, less current maturities                      2,460         614

COMMITMENTS AND CONTINGENCIES                                              --          --

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, authorized--1,000
       shares, none issued and outstanding                                 --          --
    Common stock, par value $.01 per share, authorized--19,000 shares; issued - 9,269 in 2000 and 2001; outstanding -
       9,077 shares in 2000 and 9,025 shares in 2001                       93          93
    Additional paid-in capital                                         28,334      28,334
    Treasury stock - 192 and 244 shares in 2000 and 2001               (1,576)     (1,871)
    Retained earnings                                                  38,820      13,622
    Accumulated other comprehensive income (loss) -
       Foreign currency translation                                    (1,744)     (2,681)
                                                                    ---------    --------

                  Total stockholders' equity                           63,927      37,497
                                                                    ---------    --------

                                                                    $ 116,748    $ 85,762
                                                                    =========    ========

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                             Year ended December 31,
                  (amounts in thousands, except per share data)

                                                               1999         2000        2001
                                                            ---------    ---------    --------
Net sales                                                   $ 120,688    $ 128,179    $ 88,698
Cost of goods sold                                             76,115       81,108      69,892
                                                            ---------    ---------    --------

          Gross profit                                         44,573       47,071      18,806
                                                            ---------    ---------    --------

Operating expenses
    Selling                                                    14,716       15,484      12,789
    General and administrative                                  9,023       14,231      14,124
    Research and development                                    2,629        2,771       2,331
    Restructuring charge                                           --        1,513       2,999
    Asset impairment charge                                        --        4,569       4,322
    Goodwill impairment charge                                     --           --      11,772
                                                            ---------    ---------    --------
                                                               26,368       38,568      48,337
                                                            ---------    ---------    --------

       Income (loss) from operations                           18,205        8,503     (29,531)
Interest income                                                    46          222          72
Interest expense                                               (2,696)      (3,081)     (3,946)
                                                            ---------    ---------    --------

       Income (loss) before income tax expense (benefit)       15,555        5,644     (33,405)

Income tax expense (benefit)                                    6,221        2,076      (8,207)
                                                            ---------    ---------    --------

       Net income (loss)                                    $   9,334    $   3,568    $(25,198)
                                                            =========    =========    ========

       Net income (loss) per share
           Basic                                            $    1.03    $    0.39    $  (2.78)
                                                            =========    =========    ========

           Diluted                                          $    1.02    $    0.39    $  (2.78)
                                                            =========    =========    ========

Net income (loss)                                           $   9,334    $   3,568    $(25,198)

Other comprehensive income (loss), net of tax
    Foreign currency translation adjustments                      602       (2,100)       (937)
                                                            ---------    ---------    --------

Comprehensive net income (loss)                             $   9,936    $   1,468    $(26,135)
                                                            =========    =========    ========

         The accompanying notes are an integral part of this statement.

                         CHANNELL COMMERCIAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 2000 and 2001
                             (amounts in thousands)

                                                                                            Accumulated
                                Common stock    Additional    Treasury stock                   other           Total
                               --------------    paid-in     ----------------   Retained   comprehensive   stockholders'
                               Shares  Amount    capital     Shares    Amount   earnings   Income (loss)      equity
                               ------  ------   ----------   ------   -------   --------   -------------   -------------
Balance, January 1, 1999        9,237   $  92    $27,991       138    $(1,175)  $ 25,918      $  (246)       $ 52,580

Treasury stock acquired            --      --         --        23       (177)        --           --            (177)

Foreign currency translation       --      --         --        --         --         --          602             602

Net income for the year            --      --         --        --         --      9,334           --           9,334
                                -----   -----    -------       ---    -------   --------      -------        --------

Balance, December 31, 1999      9,237      92     27,991       161     (1,352)    35,252          356          62,339

Exercise of employee stock
    options, including tax
    benefit of $35                 32       1        343        --         --         --           --             344
Treasury stock acquired            --      --         --        31       (224)        --           --            (224)
Foreign currency translation       --      --         --        --         --         --       (2,100)         (2,100)
Net income for the year            --      --         --        --         --      3,568           --           3,568
                                -----   -----    -------       ---    -------   --------      -------        --------

Balance, December 31, 2000      9,269   $  93    $28,334       192    $(1,576)  $ 38,820      $(1,744)       $ 63,927

Treasury stock acquired            --      --         --        52       (295)        --           --            (295)
Foreign currency translation       --      --         --        --         --         --         (937)           (937)
Net loss for the year              --      --         --        --         --    (25,198)          --         (25,198)
                                -----   -----    -------       ---    -------   --------      -------        --------

Balance, December 31, 2001      9,269   $  93    $28,334       244    $(1,871)  $ 13,622      $(2,681)       $ 37,497
                                =====   =====    =======       ===    =======   ========      =======        ========

         The accompanying notes are an integral part of this statement.

                         CHANNELL COMMERCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                             (amounts in thousands)

                                                                 1999       2000        2001
                                                               -------    --------    --------
Cash flows from operating activities:
    Net income (loss)                                          $ 9,334    $  3,568    $(25,198)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                          6,538       8,168       8,557
          Asset impairment charge                                   --       4,569       4,322
          Goodwill impairment charge                                --          --      11,772
          Loss on disposal of fixed assets                          --          --         353
          Deferred income taxes                                   (486)     (2,442)     (3,709)
          Changes in assets and liabilities:
             Accounts receivable                                (5,167)       (931)     10,157
             Inventories                                        (4,174)     (1,904)     11,330
             Prepaid expenses and miscellaneous receivables     (1,029)        538         304
             Income taxes receivable                            (1,014)     (2,022)     (2,889)
             Other assets                                         (951)      1,191          69
             Accounts payable                                    5,062      (4,654)     (3,348)
             Restructuring liability                                --       1,323       1,408
             Accrued expenses                                      (40)        948         836
                                                               -------    --------    --------

                Net cash provided by operating activities        8,073       8,352      13,964
                                                               -------    --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                          (9,148)    (11,606)     (3,153)
    Proceeds from sale of property and equipment                    --         110          --
    Contingent purchase payments related to the
       acquisition of Standby Electronics Corp.                   (213)         --          --
    Contingent purchase payments related to the
       acquisition of A.C. Egerton (Holdings) PLC                   --        (361)         --
                                                               -------    --------    --------

                Net cash used in investing activities           (9,361)    (11,857)     (3,153)
                                                               -------    --------    --------

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

                             Year ended December 31,
                             (amounts in thousands)

                                                               1999        2000        2001
                                                              -------    --------    -------
Cash flows from financing activities:
   Repayment of debt                                          $(5,744)   $(11,025)   $(2,553)
   Proceeds from issuance of long-term debt                     6,600      15,284      2,500
   Payment of capital lease obligations                        (2,407)     (2,503)    (2,579)
   Purchase of treasury stock                                    (177)       (224)      (295)
   Exercise of employee stock options                              --         344         --
                                                              -------    --------    -------

       Net cash (used in) provided by financing activities     (1,728)      1,876     (2,927)
                                                              -------    --------    -------

Effect of exchange rates on cash                                  (79)       (191)       (35)
                                                              -------    --------    -------

       Increase (decrease) in cash and cash equivalents        (3,095)     (1,820)     7,849

Cash and cash equivalents, beginning of year                    5,828       2,733        913
                                                              -------    --------    -------

Cash and cash equivalents, end of year                        $ 2,733    $    913    $ 8,762
                                                              =======    ========    =======

Cash paid during the year for:
   Interest                                                   $ 2,654    $  3,081    $ 3,801
                                                              =======    ========    =======

   Income taxes                                               $ 6,840    $  6,956    $   752
                                                              =======    ========    =======

Noncash investing and financing activities:
   Assets acquired under capital lease                        $ 3,898    $     --    $    --
                                                              =======    ========    =======

        The accompanying notes are an integral part of these statements.

                         CHANNELL COMMERCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates--In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the inventory valuation reserve, restructuring accruals associated with vacated facilities and the deferred tax asset valuation allowance. Actual results could differ from those estimates and the differences could be material.

Basis of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation--Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income. Foreign currency transaction gains and losses are included in general and administrative expenses. In 2000, foreign currency transaction gains totaled $328, resulting primarily from borrowings payable in foreign currencies. Transactions gains and losses were not significant in 1999 or 2001.

Cash and Cash Equivalents--For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

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

Intangible Assets--The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from 15 to 20 years. Other acquired intangibles were being amortized on a straight-line basis over their estimated useful lives of 3 years and were fully amortized by December 31, 1999. The Company reviews the carrying value of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Amortization expense charged to income amounted to $863, $876 and $696 in 1999, 2000 and 2001, respectively.

Revenue Recognition--The Company recognizes revenue from product sales at the time of shipment.

Shipping Costs--Shipping and handling costs are charged to expense as incurred. Total shipping costs of $499, $1,839 and $1,752 are included in general and administrative expenses for 1999, 2000 and 2001, respectively.

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

Income (loss) per share--Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations:

                             1999              2000               2001
                       ---------------   ---------------   ----------------
                                 Per               Per                Per
                                Share             Share              Share
                       Shares   Amount   Shares   Amount   Shares   Amount
                       ------   ------   ------   ------   ------   -------

Basic income per
   share                9,094   $ 1.03   9,091    $ 0.39    9,050   $ (2.78)
Effect of dilutive
   stock options           17     (.01)     35        --       --        --
                        -----   ------   -----    ------    -----   -------
Diluted income per
   share                9,111   $ 1.02   9,126    $ 0.39    9,050   $ (2.78)
                        =====   ======   =====    ======    =====   =======

The following options were not included in the computation of diluted income
(loss) per share due to their antidilutive effect:

                                           1999             2000             2001
                                       -------------   --------------   -------------
Options to purchase shares of common
    stock                                     678              204             805
Exercise prices                           $ 10.06 --       $ 12.00 --       $ 3.05 --
                                          $ 13.25          $ 13.75          $13.75
Expiration dates                        July 2007 --     July 2007 --    July 2007 --
                                        October 2009     July 2010      December 2011

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

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Reclassifications--Certain reclassifications have been made to the 1999 and 2000 financial statements to conform with the 2001 presentation, including the reclassification of the 2000 accrued restructuring liability from accrued expenses on the consolidated balance sheet.

Recent Accounting Pronouncements--On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for the Company are as follows:

     . All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

     . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or changed, either individually or as part of a related contract, asset or liability.

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

The Company will continue to amortize goodwill under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $135 and $34 will no longer be recognized. By June 30, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle. The Company believes the adoption of SFAS 142 will not have a material impact on its consolidated financial position or results of operations.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Recent Accounting Pronouncements (continued)--In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company believes the adoption of SFAS 144 will not have a material impact on its consolidated financial position or results of operations.

NOTE C--INVENTORIES

     Inventories are summarized as follows:

                                          2000        2001
                                        --------    --------

Raw materials                           $  6,429    $  4,738
Work-in-process                            3,575       2,605
Finished goods                            11,616       2,433
                                        --------    --------

                                        $ 21,620    $  9,776
                                        ========    ========

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE D--PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                        Estimated
                                                                          useful
                                                    2000      2001         lives
                                                  -------   --------   -----------
Machinery and equipment                           $61,297   $ 53,262    3-10 years
Office furniture and equipment                      3,525      3,573    3 -7 years
Leasehold improvements                              3,642      3,707   15-20 years
Building and building improvements                  7,025      6,045      30 years
Land                                                1,574      1,574            --
                                                  -------   --------
                                                   77,063     68,161
Less accumulated depreciation and amortization    (28,394)   (29,443)
                                                  -------   --------
                                                  $48,669   $ 38,718
                                                  =======   ========

Included in machinery and equipment is $10,052 of equipment under capital lease at December 31, 2000 and 2001. Accumulated amortization of assets under capital lease totaled $3,985 and $5,973 at December 31, 2000 and 2001, respectively. See Note G.

Pursuant to its policy, the Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As a result of lower utilization of certain production equipment in the European operations, an impairment review was conducted on these assets in the fourth quarter of 2000. A projection of future cash flows was developed as a basis of measurement of the asset impairment charge. In the fourth quarter of 2000, the Company adjusted the carrying value of this machinery and equipment resulting in a non-cash impairment charge of $4,569.

As a result of the restructuring activities in the third quarter of 2001 to reduce manufacturing costs, headcount and facilities, certain production equipment, tooling and leasehold improvements have been idled or sold. An impairment review of these assets was conducted. In the third quarter of 2001, the Company adjusted the carrying value of this production equipment, tooling and leasehold improvements resulting in a non-cash impairment charge of $4,322. The 2001 impairment charge includes approximately $1,303 for equipment in the European operations, $1,019 for production tooling and leasehold improvements in Sydney, Australia and $2,000 for production equipment and building improvements in the United States.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE E-- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                    2000     2001
                                   ------   ------
Accrued vacation                   $  784   $  626
Accrued bonus                         508       --
Other                               1,844    3,313
                                   ------   ------
                                   $3,136   $3,939
                                   ======   ======

NOTE F-- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                2000     2001
                                                                              -------   -------
Senior credit facility with two banks. The outstanding balance bears interest, payable quarterly, at a variable rate of 2.5% over the administrative agent bank's base rate. At December 31, 2000 and 2001, the weighted average interest rate on outstanding borrowings was 7% and 7.25%.
The loan is collateralized by substantially all of the Company's assets and up to 65% of the capital stock of the Company's subsidiaries. There was no unused availability under the senior credit facility at December 31, 2001.
In March 2002, the Company made a $3,000 principal payment. In addition, scheduled principal payments of $4,250 are due by March 31, 2002, with the
remaining principal balance due on December 31,2002.                          $30,997   $30,131

Note payable to financial institution payable in monthly principal and interest installments of $30 with the unpaid principal and interest due on
November 1, 2008. The note bears interest at 6.85% and is collateralized
by certain land and buildings.                                                  4,148     4,070

Automobile loan payable in monthly principal and interest installments of
$1 through March 2003. The note bears interest at 8.5% and is
collateralized by the automobile acquired.                                         33        18
                                                                              -------   -------
                                                                               35,178    34,219
Less current maturities                                                        31,086    30,228
                                                                              -------   -------
                                                                              $ 4,092   $ 3,991
                                                                              =======   =======

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE F-- LONG-TERM DEBT - Continued

The senior credit facility contains various financial and operating covenants which, among other things, impose limitations on the Company's ability to incur additional indebtedness, merge or consolidate, acquire fixed assets, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company exceeded the allowable ratio of debt to EBITDA and fixed charge coverage ratio of the senior credit facility as of March 31, 2001, June 30, 2001 and September 30, 2001. In December 2001, the Company received waivers of these covenants for all three measurement periods and paid $100 in extension fees. The banks also amended the financial covenants. The Company was in compliance with the financial and operating covenants as of December 31, 2001.

The outstanding balance under the senior credit facility is due and payable in full on December 31, 2002. The maturity of the senior credit facility represents an extension of an earlier credit agreement maturity. The Company was unable to obtain refinancing for a full repayment of the outstanding balance of the senior credit facility in the third quarter of 2001 and in the fourth quarter of 2001 the banks extended the maturity of the senior credit facility to June 30, 2002. In March 2002, the banks extended the maturity of the senior credit facility to December 31, 2002. The Company will pay an extension fee to the banks on each of June 30, 2002 and September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing for the senior credit facility, it expects to incur costs of no less than $250 but does not expect at this time any material increase in the interest rate. In the event the Company does not obtain refinancing of the senior credit facility by December 31, 2002, and if the current banks were to agree to extend the maturity date of the senior credit facility, the Company would expect the banks to impose requirements such as an extension fee and additional principal repayments.

Long-term debt at December 31, 2001 is schedule to mature as follows:

   Year                                  Amount
----------                              -------
   2002                                 $30,228
   2003                                      93
   2004                                      95
   2005                                     102
   2006                                     109
Thereafter                                3,592
                                        -------
                                        $34,219
                                        =======

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE G--CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases. The leases expire on various dates through August 2003. Future minimum payments, by year, are as follows:

Year
----
2002                                    $ 2,035
2003                                        748
                                        -------
                                          2,783
Less amount representing interest           186
                                        -------
                                          2,597
Less current maturities                   1,983
                                        -------
                                        $   614
                                        =======

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE H--RESTRUCTURING CHARGES

2000 Restructuring Charge
-------------------------

In the fourth quarter of 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513. The principal actions in the restructuring plan involve the closure of facilities and consolidation of support infrastructure. This restructuring resulted in the elimination of approximately 90 administration staff and manufacturing positions and was substantially completed by December 31, 2001. The major components of the 2000 restructuring charges are as follows:

Employee severance and related benefit costs    $   621
Costs associated with vacated facilities            819
Legal and professional services                      73
                                                -------
                                                $ 1,513
                                                =======

     Severance
     ---------

     The Company had a total reduction of approximately 90 employees, approximately 10% of the total force. The reductions are 55 employees in the European operations, consisting of factory direct labor, factory support and administrative positions, and 35 people in North America, consisting of factory direct labor, factory support and administrative positions.

     Costs Associated with Vacated Facilities
     ----------------------------------------

     The Company accrued $819 as the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases. In the European operations, two smaller facilities have been vacated as of December 31, 2000, and a third larger facility was vacated in September 2001. The Charlotte, North Carolina distribution facility was vacated April 30, 2001. The Hong Kong sales office was vacated on February 28th, 2001. The majority of accrued lease expenses related to the European facilities.

     Legal and Professional Services
     -------------------------------

     The Company incurred legal and professional fees in the fourth quarter of 2000 associated with the implementation of the above restructuring activities in the international operations. These services primarily relate to labor issues.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE H--RESTRUCTURING CHARGES - Continued

2001 Restructuring Charge
-------------------------

In the third quarter of 2001, the Company announced an additional restructuring plan in an effort to further reduce costs and align headcount and facilities with expected business levels. The additional restructuring charge totaled $2,999. The principal actions in the restructuring plan involve the closure of facilities and a reduction of headcount. The restructuring plan resulted in the elimination of 116 management, administrative, sales and manufacturing positions and was substantially completed by December 31, 2001. The major components of the 2001 restructuring charge are as follows:

Employee severance and related benefit costs           $   935
Costs associated with vacated and sold facilities        1,959
Lease cancellations and other asset sales                  105
                                                       -------
                                                       $ 2,999
                                                       =======

     Severance
     ---------

     The Company had a total reduction of 116 employees, approximately 20% of the total force. The reductions are 83 employees in the European operations, consisting of factory direct labor, factory support, management, administrative and sales positions, 28 people in the United States, consisting of management administrative, and sales positions, two employees in Australia and three employees in Canada.

     Costs Associated with Vacated and Sold Facilities
     -------------------------------------------------

     The Company has accrued $1,959, consisting principally of the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases. In the European operations, the manufacturing and distribution facility in Warrington, U.K. has been closed. One half of the manufacturing and distribution facility in Sydney, Australia has been vacated. In the United States, warehouse space in a leased facility has been vacated and a separate facility that the Company owns has been offered for sale. The Company expects the sale of the owned facility to be completed in 2002.

     Lease Cancellations and Other Asset Sales
     -----------------------------------------

     The Company terminated various auto leases, office equipment leases, and software maintenance contracts, and sold vehicles that were no longer needed. The lease cancellations and vehicle sales resulted in costs of approximately $105.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE H--RESTRUCTURING CHARGES - Continued

The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed. The changes in the accrual for restructuring charges during 2000 and 2001 are summarized in the table below:

                                                                               Professional
                                                                               Services and
                                                                   Workforce       Other
                                                      Facilities   Reduction      Charges       Total
                                                      ----------   ---------   ------------   ---------
Charges to operations in three months ended
    December 31, 2000                                  $    819     $    621      $    73     $   1,513

Costs incurred in three months ended
    December 31, 2000                                       (31)         (86)         (73)         (190)
                                                       --------     --------      -------     ---------
Restructuring accrual balance at December 31, 2000          788          535           --         1,323

Costs incurred in three months ended
    March 31, 2001                                          (53)        (196)          --          (249)
                                                       --------     --------      -------     ---------
Restructuring accrual balance at March 31, 2001             735          339           --         1,074

Costs incurred in three months ended
    June 30, 2001                                           (16)         (16)          --           (32)
                                                       --------     --------      -------     ---------
Restructuring accrual balance at June 30, 2001              719          323           --         1,042

Charges to operations in three months ended
    September 30, 2001                                    1,959          935          105         2,999

Costs incurred in three months ended
    September 30, 2001                                        -         (385)          --          (385)
                                                       --------     --------      -------     ---------
Restructuring accrual balance at September 30, 2001       2,678          873          105         3,656

Costs incurred in three months ended
    December 31, 2001                                      (334)        (797)        (105)       (1,236)
                                                       --------     --------      -------     ---------
Restructuring accrual balance at December 31, 2001     $  2,344     $     76      $    --     $   2,420
                                                       ========     ========      =======     =========

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands, except per share data)

NOTE I--GOODWILL IMPAIRMENT CHARGE

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

NOTE J--INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                1999        2000        2001
                                              --------    --------    ---------
Current
  Federal                                     $  5,011    $  3,247    $  (4,941)
  State                                            712         863           50
  Foreign                                          984         408          393
                                              --------    --------    ---------
                                                 6,707       4,518       (4,498)
                                              --------    --------    ---------
Deferred
  Federal                                          369        (992)      (2,172)
  State                                             (6)       (483)      (1,316)
  Foreign                                         (849)       (967)        (221)
                                              --------    --------    ---------
                                                  (486)     (2,442)      (3,709)
                                              --------    --------    ---------
    Total income tax expense (benefit)        $  6,221    $  2,076    $  (8,207)
                                              ========    ========    =========

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE J--INCOME TAXES - Continued

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                                         1999    2000   2001
                                                         ----    ----   ----

U.S. Federal statutory rate                                34%     34%   (34)%
State income taxes, net of
   federal tax benefit                                      5       5     (5)
Amortization of intangibles                                 1      --     --
Nondeductible meals and entertainment                       2       1      1
Change in valuation allowance                              --      --     11
Effect of subsidiaries taxes at other than the
   U.S. statutory rate                                     (2)     (3)     2
                                                          ---     ---    ---

                                                           40%     37%   (25)%
                                                          ===     ===    ===

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             2000      2001
                                                            ------   -------
Assets
    Patents                                                 $  830   $   719
    Allowance for bad debts                                     25        18
    Inventory capitalization                                   353       204
    Vacation pay                                               336       261
    Accrued liabilities and reserves                            --       703
    Restructuring charge                                       524     1,235
    Impairment charge                                        1,957     4,682
    State tax credits and loss carryforwards                    --       325
    Foreign tax credit and loss carryforwards                1,773     4,100
    Valuation allowance                                         --    (2,823)
                                                            ------   -------

                                                             5,798     9,424
                                                            ------   -------

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE J--INCOME TAXES - Continued

                                                             2000     2001
                                                            ------   ------
Liabilities
    State taxes                                             $   67   $  699
    Amortization of goodwill                                    46      198
    Accelerated depreciation                                 2,412    1,545
                                                            ------   ------

                                                             2,525    2,442
                                                            ------   ------

           Net deferred tax asset                           $3,273   $6,982
                                                            ======   ======

The classification of the net deferred tax asset between current and non-current is as follows:

                                                             2000     2001
                                                            ------   ------

Net current asset                                           $1,171   $1,473
Net long-term asset                                          2,102    5,509
                                                            ------   ------

           Net deferred tax asset                           $3,273   $6,982
                                                            ======   ======

At December 31, 2001, the Company had approximately $14,200 of international operating loss carryforwards (primarily in the United Kingdom and Australia) with a potential tax benefit of $4,100. These loss carryforwards do not expire. The Company has recorded a valuation allowance in 2001 on the deferred tax asset relating to the foreign net operating loss carryforwards because of uncertainty regarding its realization. The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical domestic taxable income and projections for future taxable income over periods that the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2001. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE K--STOCKHOLDERS' EQUITY

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost has not been significant for 1999, 2000 and 2001.

Plan transactions are as follows:

                                   1999                   2000                2001
                             ------------------   -------------------   -------------------
                                      Weighted              Weighted              Weighted
                                       average               average               average
                                       exercise              exercise              exercise
                             Shares     price      Shares     price      Shares     price
                             ------   ---------   -------   ---------   -------   ---------
Options outstanding
 January 1,                   703     $   11.22     768     $   10.86     849     $   11.30
Granted                        98         10.17     140         13.29     274          5.20
Exercised                      --            --     (32)        10.81      --            --
Canceled                      (33)        11.52     (27)        10.26     (31)        11.86
                              ----                  ---                 -----
Options outstanding
 December 31,                 768     $   10.86     849     $   11.30   1,092     $    9.78
                              ===                   ===                 =====

Options available for
  grant  at  December 31,     732                   619                   376

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE K--STOCKHOLDERS' EQUITY--Continued

Weighted average fair value of options granted during the year are as follows:

                                                             1999      2000        2001
                                                           --------   --------   --------
Exercise price is below market price at date of grant            --         --         --
Exercise price equals market price at date of grant        $   4.07   $   5.88   $   2.30

The range of exercise prices of options outstanding at December 31, 2001 is $3.05 to $13.75 and the options have a weighted average remaining contractual life of 7 years. At December 31, 2001, 714 of the 1,092 options outstanding are exercisable by the optionee.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                 1999      2000      2001
                                               -------   -------   -------

Expected life (years)                          5 years   5 years   5 years
Risk-free interest rate                            5.5%      6.0%      5.5%
Expected volatility                                 35%       40%       40%
Expected dividend yield                             --        --        --

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net income (loss) and income (loss) per share would have been:

                                              Net income (loss) per share
                                      Net     ---------------------------
                                    income         Basic     Diluted
                                   --------       -------    -------
1999
  As reported                      $  9,334       $  1.03    $  1.02
  Pro forma                        $  9,001       $  0.99    $  0.98

2000
  As reported                      $  3,568       $  0.39    $  0.39
  Pro forma                        $  3,210       $  0.35    $  0.35

2001
  As reported                      $(25,198)      $ (2.78)   $ (2.78)
  Pro forma                        $(25,536)      $ (2.82)   $ (2.82)

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE L--RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of operations include contribution expense of $193, $212 and $125 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE M--RELATED PARTY TRANSACTIONS

The Company leases two of its three facilities in Temecula, California from the Company's principal stockholder and Chairman of the Board. The leases provide for payments of insurance, repairs, maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms of both leases to 2015. Rent expense paid under the leases was $1,127, $1,158 and $1,169 for the years ended December 31, 1999, 2000 and 2001, respectively. As a part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities. The Company intends to sublease the vacated warehouse space.

In 1997, the Company guaranteed debt of the Company's principal stockholder and Chairman of the Board of approximately $2,700. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the guarantee is expected to decline before expiring in 2016. At December 31, 2001, the outstanding loan balance subject to the guarantee totaled $1,914. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.

In January 2001, the Company guaranteed personal debt of the Company's President and Chief Operating Officer of $650. The guarantee was terminated in March 2002. In connection with this guarantee, the Company's President and Chief Operating Officer paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock.

The Company purchased insurance through Talbot Agency Inc. in 1999, 2000 and 2001. Roy H. Taylor, President of Talbot Agency Inc. is a co-trustee of the Taylor Family Trust, a beneficial owner of more than 5% of the Company's outstanding stock. The total premiums and fees paid for insurance obtained through the Talbot Agency for the years ended December 31, 1999, 2000 and 2001 was $1,604, $1,396 and $1,265, respectively, which included commissions earned.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE N--COMMITMENTS AND CONTINGENCIES

The Company leases equipment and manufacturing and office space under several operating leases expiring through 2010. Rent expense under all operating leases amounted to $1,942, $2,032 and $2,188 for the years ended December 31, 1999, 2000 and 2001, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 2001, including the operating leases with the related party discussed in Note M, are as follows:

Year                          Amount
----------                   -------

2002                         $ 1,945
2003                           1,825
2004                           1,735
2005                           1,747
2006                             433
Thereafter                     2,471
                             -------
                             $10,156
                             =======

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

The Federal income taxes of the Company for the years ended December 31, 1998 and 1999 are currently under examination by the Internal Revenue Service (IRS). On November 5, 2001, the IRS issued a report assessing penalties of $240 for failure to file certain information with the 1998 and 1999 income tax returns with respect to its foreign subsidiaries. In December 2001, the Company reached a settlement in which the IRS agreed to reduce the penalty assessment to $40. The Company recorded a charge in the fourth quarter of 2001 for the settlement amount and the amount was paid in February 2002. The Company believes that any amount in excess of its recorded liability, if any, will not be significant.

On September 18, 2001, the State of Texas issued a report assessing the Company for additional sales and use tax of $1,600, including interest. The Company has appealed the assessment and is currently providing the State of Texas with documentation to support that the transactions did not require the Company to remit sales and use tax to the State of Texas. Through February 8, 2002, the State of Texas has agreed to a reduction of the amount owed to $1,300. The Company believes that they have meritorious defenses to the remaining claim of $1,300 and intends to vigorously defend its position. The Company does not believe that the ultimate outcome of this examination will result in a material impact on the Company's consolidated results of operations or financial position.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE O--CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. Cash balances held in financial institutions outside of the United States was not significant at December 31, 2000 and 2001. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is concentrated, with relatively few operators accounting for a large percentage of the Company's available market. Consequently, the Company's five largest customers (by sales volume) accounted for 40.4% and 44.1% of the Company's total net sales in 2000 and 2001. Two customers, AT&T Broadband and AOL Time Warner, accounted for 11.2% and 10.4% respectively, of the Company's net sales in 2000. One customer, AOL Time Warner, accounted for 11.2% of the Company's total net sales in 2001. Mergers and acquisitions in the telecommunications industry are not only increasing the concentration of the industry and of the Company's customer base, but also from time to time delay customers' capital expenditures as newly merged services providers consolidate their operations. The Company generally extends credit to these customers. Its exposure to credit risk is affected by conditions in the telecommunications industry. The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral. The Company has not experienced significant credit losses.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE P--SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in four geographic segments as a manufacturer and supplier of telecommunications equipment. The four geographic regions are: the United States, Europe/Middle East, Canada and Australia/Asia. The following tables summarize segment information:

                                            1999        2000        2001
                                         ---------   ---------   ---------
Revenues from unrelated entities/(1)/:
     United States/(2)/                  $  80,028   $  88,531   $  65,762
     Europe/Middle East                     19,030      21,746      11,036
     Canada                                  5,148       7,270       4,405
     Australia/Asia                         16,482      10,632       7,495
                                         ---------   ---------   ---------
                                         $ 120,688   $ 128,179   $  88,698
                                         =========   =========   =========
Income (loss) from operations:
     United States                       $  18,382   $  16,212   $  (4,407)
     Europe/Middle East                     (2,780)     (7,878)    (19,160)
     Canada                                    413       1,286         405
     Australia/Asia                          2,190      (1,117)     (6,369)
                                         ---------   ---------   ---------
                                         $  18,205   $   8,503   $ (29,531)
                                         =========   =========   =========
Interest income:
     United States                       $      38   $     207   $      61
     Canada                                      8          15          11
                                         ---------   ---------   ---------
                                         $      46   $     222   $      72
                                         =========   =========   =========

Interest expense:
     United States                       $   2,348   $   2,630   $   3,639
     Europe/Middle East                        338         447         307
     Canada                                     --           4          --
     Australia/Asia                             10          --          --
                                         ---------   ---------   ---------
                                         $   2,696   $   3,081   $   3,946
                                         =========   =========   =========

/(1)/Inter-geographic revenues were not significant. Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.

/(2)/ Includes export sales of approximately $1,043, $1,971 and $1,175 in 1999, 2000 and 2001, respectively.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE P--SEGMENT AND GEOGRAPHIC INFORMATION--Continued

                                            1999         2000        2001
                                         ---------    ---------    ---------
Income tax expense (benefit):
     United States                       $   6,086    $   2,635    $ (7,009)
     Europe/Middle East                       (904)        (783)     (1,567)
     Canada                                    193          474         229
     Australia/Asia                            846         (250)        140
                                         ---------    ---------    --------

                                         $   6,221    $   2,076    $ (8,207)
                                         =========    =========    ========

Identifiable assets:
     United States                       $  60,860    $  64,868    $ 60,211
     Europe/Middle East/(3)/                35,009       34,827      15,489
     Canada                                  3,508        2,525       2,123
     Australia/Asia/(4)/                    15,163       14,528       7,939
                                         ---------    ---------    --------

                                         $ 114,540    $ 116,748    $ 85,762
                                         =========    =========    ========

Depreciation and amortization
     United States                       $   4,090    $   5,296    $  6,643
     Europe/Middle East                      1,455        1,932       1,263
     Canada                                    100          117         140
     Australia/Asia                            893          823         511
                                         ---------    ---------    --------

                                         $   6,538    $   8,168    $  8,557
                                         =========    =========    ========

Capital expenditures:
     United States/(5)/                  $   5,392    $   5,815    $  1,847
     Europe/Middle East                      3,650        4,996         643
     Canada                                    106           41          15
     Australia/Asia                             --          754         648
                                         ---------    ---------    --------

                                         $   9,148    $  11,606    $  3,153
                                         =========    =========    ========

/(3)/Includes long-lived assets in the United Kingdom of $21,421, $18,980 and $7,703 in 1999, 2000 and 2001, respectively.

/(4)/Includes long-lived assets in Australia of $7,488, $8,194 and $4,231 in 1999, 2000 and 2001, respectively.

/(5)/Excludes assets acquired under capital leases of $3,898 in 1999.

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE P--SEGMENT AND GEOGRAPHIC INFORMATION--Continued

The Company has revenues from external customers from the following product lines:

                                            1999        2000         2001
                                          --------    --------     -------

Enclosures                                $ 91,111    $ 96,861     $68,994
Connectivity                                21,258      23,351      13,499
Other                                        8,319       7,967       6,205
                                          --------    --------     -------
Total                                     $120,688    $128,179     $88,698
                                          ========    ========     =======

NOTE Q--QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1999, 2000 and 2001 follows:

                                       First     Second      Third      Fourth
                                      Quarter    Quarter    Quarter     Quarter
                                      -------    -------    -------    --------

1999
    Net sales                         $24,698    $31,315    $32,938    $ 31,729
    Gross profit                        9,594     12,341     12,375      10,255
    Net income                          1,710      2,718      2,823       2,083
    Income per share
        Basic                            0.19       0.30       0.31        0.23
        Diluted                          0.19       0.30       0.31        0.22

2000
    Net sales                          32,250     35,722     33,182      27,025
    Gross profit                       11,241     13,884     12,525       9,421
    Net income (loss)/(1)/              1,611      3,132      2,048      (3,223)
    Income (loss) per share/(1)/
        Basic                            0.18       0.34       0.23       (0.35)
        Diluted                          0.17       0.34       0.22       (0.35)

                         CHANNELL COMMERCIAL CORPORATION

                        December 31, 1999, 2000 and 2001
                  (amounts in thousands,except per share data)

NOTE Q--QUARTERLY FINANCIAL DATA (Unaudited) - Continued

                                       First      Second      Third      Fourth
      2001                            Quarter    Quarter     Quarter    Quarter
                                      -------    -------    --------   ---------

Net sales                             $21,967    $25,762    $ 22,336   $ 18,633
Gross profit (loss)                     6,512      8,383      (1,700)     5,611
Net income (loss)/(2)/                 (1,271)       352     (23,909)      (370)
Income (loss) per share/(2)/
    Basic                               (0.14)      0.04       (2.64)     (0.04)
    Diluted                             (0.14)      0.04       (2.64)     (0.04)

/(1)/ In the fourth quarter of 2000, the Company recorded a restructuring charge of $1,513 ($923 after tax, or $0.10 per share). See Note H. During the fourth quarter of 2000, the Company also recorded a charge for the impairment of long-lived assets of $4,569 ($2,787 after tax, or $0.31 per share). See Note D.

/(2)/ In the third quarter of 2001, the Company recorded a restructuring charge of $2,999 (see Note H). During the third quarter of 2001, the Company also recorded a charge for the impairment of goodwill of $11,772 (see Note I) and a charge for impairment of fixed assets of $4,322 (see Note D).

                                     F-31-

                         CHANNELL COMMERCIAL CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Amounts in thousands)

         Column A             Column B              Column C              Column D       Column E
-------------------------   -------------   -----------------------   ---------------   ----------
                                                   Additions
                                            -----------------------
                              Balance at    Charged to   Charged to                     Balance at
                             Beginning of    Cost and      Other      Write-offs and      End of
                               Period        Expenses     Accounts    Deductions, Net     Period
                            -------------   ----------   ----------   ---------------   ----------
Allowance for bad debts     (2001)  $ 104     $1,751        $ --         $(1,753)          $102
                            (2000)     98         61          --             (55)           104
                            (1999)     46         72          --             (20)            98

Allowance for inventories   (2001)  $  20     $8,500        $ --         $(8,482)          $ 38
                            (2000)    124         --          --            (104)            20
                            (1999)     --        124          --              --            124

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 26, 2002.

                                            CHANNELL COMMERCIAL CORPORATION
                                            a Delaware corporation


                                            By  /s/ William H. Channell, Sr.
                                               ---------------------------------
                                                 William H. Channell, Sr.
                                                 Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 26, 2002.

               Signature                    Capacity in Which Signed
               ---------                    ------------------------


/s/ William H. Channell, Sr.                Chairman of the Board
---------------------------------------
William H. Channell, Sr.


/s/ Richard A. Cude                         Chief Executive Officer and Director
---------------------------------------
Richard A. Cude


/s/ William H. Channell, Jr.                President, Chief Operating Officer
---------------------------------------     and Director
William H. Channell, Jr.


/s/ Jacqueline M. Channell                  Director
---------------------------------------
Jacqueline M. Channell


/s/ Eugene R. Schutt, Jr.                   Director
---------------------------------------
Eugene R. Schutt, Jr.


/s/ Peter J. Hicks                          Secretary and Director
---------------------------------------
Peter J. Hicks


/s/ Thomas Liguori                          Chief Financial Officer
---------------------------------------
Thomas Liguori