Form 10-Q
period 2002-03-31
CHANNELL COMMERCIAL CORP
filed 2002-05-13
CIK 1013696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

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

         9,024,993 shares of common stock of the Registrant were outstanding at March 31, 2002.

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                  (amounts in thousands, except per share data)

                                                            Three months ended
                                                                 March 31,
                                                    ------------------------------------
                                                         2002                  2001
                                                    --------------        --------------
Net sales                                                $ 19,841              $ 21,967
Cost of goods sold                                         13,359                15,455
                                                    --------------        --------------

                                                    --------------        --------------
             Gross profit                                   6,482                 6,512
                                                    --------------        --------------
Operating expenses
             Selling                                        2,169                 3,734
             General and administrative                     2,001                 3,062
             Research and development                         392                   618
                                                    --------------        --------------
                                                            4,562                 7,414
                                                    --------------        --------------
             Income (loss) from operations                  1,920                  (902)

Interest expense, net                                        (770)                 (817)
                                                    --------------        --------------

             Income (loss) before income taxes              1,150                (1,719)

Income taxes (benefit)                                        654                  (448)
                                                    --------------        --------------

             Net income (loss)                           $    496              $ (1,271)
                                                    ==============        ==============

             Net income (loss) per share
                         Basic                           $   0.05              $  (0.14)
                                                    ==============        ==============

                         Diluted                         $   0.05              $  (0.14)
                                                    ==============        ==============

Net income (loss)                                        $    496              $ (1,271)

Other comprehensive (loss), net of tax
   Foreign currency translation adjustments                   (66)               (2,044)
                                                    --------------        --------------

Comprehensive net income (loss)                          $    430              $ (3,315)
                                                    ==============        ==============

                         CHANNELL COMMERCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                                     Mar. 31,             Dec. 31,
                                                                                       2002                 2001
                                                                                   -------------       -------------
                                                                                   (Unaudited)
ASSETS
     Current assets
             Cash and cash equivalents                                                  $ 4,735              $ 8,762
             Accounts receivable, net                                                    13,026               13,301
             Inventories                                                                  9,110                9,776
             Deferred income taxes                                                          803                1,473
             Prepaid expenses and misc. receivables                                         874                1,238
             Income taxes receivable                                                      4,967                5,076
                                                                                   -------------        -------------
                         Total current assets                                            33,515               39,626

     Property and equipment at cost, net                                                 37,321               38,718

     Deferred income taxes                                                                5,479                5,509

     Intangible assets, net                                                               1,463                1,463

     Other assets                                                                           411                  446
                                                                                   -------------        -------------

                                                                                       $ 78,189             $ 85,762
                                                                                   =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
             Accounts payable                                                           $ 5,640               $5,090
             Short term debt (including current maturities of long term debt)            22,978               30,228
             Current maturities of capital lease obligations                              1,679                1,983
             Accrued restructuring liability                                              1,886                2,420
             Accrued expenses                                                             3,808                3,939
                                                                                   -------------        -------------
                         Total current liabilities                                       35,991               43,660
                                                                                   -------------        -------------

     Long term debt, less current maturities                                              3,958                3,991

     Capital lease obligations, less current maturities                                     313                  614

     Commitments and Contingencies                                                           --                   --

     Stockholders' equity

             Preferred stock                                                                 --                   --
             Common stock, par value $.01 per share, authorized --
                      19,000 shares; issued - 9,269; outstanding - 9,025                     93                   93
             Additional paid-in capital                                                  28,334               28,334
             Treasury stock - 244 shares                                                 (1,871)              (1,871)
             Retained earnings                                                           14,118               13,622
             Accumulated other comprehensive (loss) -
                  Foreign currency translation                                           (2,747)              (2,681)
                                                                                   -------------        -------------
             Total stockholders' equity                                                  37,927               37,497
                                                                                   -------------        -------------

             Total liabilities and stockholders' equity                                $ 78,189             $ 85,762
                                                                                   =============        =============

                         CHANNELL COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (amounts in thousands)

                                                                       Three months ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2002          2001
                                                                    --------      ----------
Cash flows from operating activities:
             Net income (loss)                                      $   496        $(1,271)
                         Depreciation and amortization                1,693          2,194
                         Deferred income taxes                          667           (677)
                         Disposal of fixed asset                          -             10
                         Foreign currency transaction gain                -           (469)
             Change in assets and liabilities:
                 (Increase) decrease in assets:
                         Accounts receivable                            315          2,127
                         Inventories                                    460             90
                         Prepaid expenses                               314           (597)
                         Other                                           35            (39)
                 Increase (decrease) in liabilities:
                         Accounts payable                               421         (1,357)
                         Accrued expenses                              (351)        (1,043)
                         Income taxes payable                           100          1,383
                                                                    -------        -------

Net cash provided by operating activities                             4,150            351
                                                                    -------        -------

Cash flows from investing activities:
             Acquisition of property and equipment                     (296)          (225)
                                                                    -------        -------

Net cash used in investing activities                                  (296)          (225)
                                                                    -------        -------

Cash flows from financing activities:
             Repayment of debt                                       (7,283)          (522)
             Proceeds from issuance of long term debt                     -          2,500
             Repayment of obligations under capital lease              (604)          (658)
             Repurchase of stock                                          -           (147)
                                                                    -------        -------

Net cash (used in) provided by financing activities                  (7,887)         1,173
                                                                    -------        -------
Effect of exchange rates on cash                                          6           (112)
                                                                    -------        -------

(Decrease) Increase in cash and cash equivalents                     (4,027)         1,187

Cash and cash equivalents, beginning of period                        8,762            913
                                                                    -------        -------
Cash and cash equivalents, end of period                            $ 4,735        $ 2,100
                                                                    =======        =======
Cash paid during the period for:
             Interest                                               $   658        $   769
                                                                    =======        =======
             Income taxes                                           $    36        $    20
                                                                    =======        =======

                         CHANNELL COMMERCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             March 31, 2002 and 2001
                  (amounts in thousands, except per share data)

1. Unaudited financial statements: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the "Company") as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations and cash flows for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

2. Inventories: Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

                                         March 31, 2002    December 31, 2001
                                        ---------------    -----------------

             Raw Materials                $     3,936         $     4,738
             Work-in-Process                    2,457               2,605
             Finished Goods                     2,717               2,433
                                        ---------------    -----------------
                                          $     9,110         $     9,776
                                        ===============    =================

3. Income (loss) per share: Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2002. Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised. Options to acquire the Company's common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2001 because they are anti-dilutive. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the three months ended March 31: (shares in thousands)

                                                   Three months ended March 31,
                                                      2002            2001
                                                ---------------  ----------------
                                                          Per                Per
                                                         Share              Share
                                                Shares  Amount   Shares    Amount
                                                ------  ------   ------    ------
           Basic income (loss) per share        9,025    $0.05    9,058   $ (0.14)
           Effect of dilutive Stock options        41       --       --        --
                                                -----    -----    -----   -------
           Diluted income (loss) per Share      9,066    $0.05    9,058   $ (0.14)
                                                -----    -----    -----   -------

     The following options were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect:

                                                March 31,           March 31,
                                            ----------------   -----------------
                                                  2002               2001
                                                  ----               ----

              Options to purchase shares
                     of common stock               882               849

              Exercise prices                $6.50 - $13.75     $8.38 - $13.75

              Expiration dates                July 2006 -         July 2006 -
                                             December 2011       February 2011



4. Segments: The Company's predominant business is the manufacturing and distribution of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe / Middle East, Canada and Australia / Asia. The following tables summarize segment information for the three months ended March 31, 2002 and 2001 (in thousands):


                                                      Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                     2002              2001
                                                     ----              ----
       Revenues from unrelated entities (1):
         United States                              $ 15,179        $ 16,988
         Europe/Middle East                            1,848           2,378
         Canada                                        1,320           1,059
         Australia/Asia                                1,494           1,542
                                               -------------    ------------
                                                    $ 19,841        $ 21,967
                                               =============    ============

       Income (loss) from operations:
         United States                              $  2,322        $  1,704
         Europe/Middle East                             (481)         (1,665)
         Canada                                          185              44
         Australia/Asia                                 (106)           (985)
                                               -------------    ------------
                                                    $  1,920        $   (902)
                                               =============    ============

       Interest Expense, net:
         United States                              $    630        $    748
         Europe/Middle East                               65              79
         Canada                                           20              (8)
         Australia/Asia                                   55              (2)
                                               -------------    ------------
                                                    $    770        $    817
                                               =============    ============

     (1) Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

 The Company has revenues from external customers from the following product lines:

                                     Three Months Ended March 31,
                                     ----------------------------
                                        2002             2001
                                     ----------       -----------
     Enclosures                        $ 15,672          $ 17,636
     Connectivity                         2,597             3,087
     Other                                1,572             1,244
                                    -----------       -----------

     Total                             $ 19,841          $ 21,967
                                    ===========       ===========



     The Company has identifiable assets in the following geographic regions:

                                          March 31,        December 31,
                                            2002               2001
                                       ---------------    ---------------
                                         (Unaudited)

        Identifiable Assets:
            United States                   $ 53,913            $ 60,211
            Europe/Middle East                14,818              15,489
            Canada                             2,092               2,123
            Australia/Asia                     7,366               7,939
                                        ------------      --------------
                                            $ 78,189            $ 85,762
                                        ============      ==============


5. Credit Agreement: The Company has a Credit Agreement with two banks. The Credit Agreement contains various financial and operating covenants, which among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company was in compliance as of March 31, 2002 with the covenants of the Credit Agreement. The outstanding balance under the Credit Agreement is due and payable in full on December 31, 2002. The Company will pay an extension fee to the banks on each of June 30, 2002 and September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing to repay the outstanding balance under the Credit Agreement it expects to incur refinancing closing costs of no less than $250 but does not expect at this time any material increase in the interest rate charged by the new lenders. In the event the Company does not obtain refinancing of the Credit Agreement by December 31, 2002, and if the banks were to agree to extend the maturity date of the Credit Agreement, the Company would expect the banks to impose requirements such as an extension fee and additional principal payments.

6. Recent Accounting Pronouncements: In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

7. Goodwill: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that there is no impairment on goodwill. The Company discontinued amortizing goodwill on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $3,057. Below are the calculations of reported net income (loss) and reported basic and diluted net income (loss) per share adjusted for the effect of amortization expense for the March 31, 2001 period:

                                                   Three Months Ended March 31,
                                                      2002             2001
                                                   ----------       ----------
     Reported net income (loss)                     $     496         $ (1,271)
     Effect of amortization expense of goodwill            --              235
                                                   ----------       ----------
     Adjusted net income (loss)                     $     496         $ (1,036)
                                                   ==========       ==========


     Basic and diluted income (loss) per share:

     Reported net income (loss) per share           $     0.05        $  (0.14)
     Effect of amortization expense of goodwill             --            0.03
                                                   -----------      ----------
     Adjusted net income (loss)                     $     0.05        $  (0.11)
                                                   ===========      ==========


8. Restructuring Charge: In the fourth quarter of 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513. The principal actions of the restructuring plan involved the closure of facilities and consolidation of support infrastructure. Most of the reductions occurred in the international operations.

         In the third quarter of 2001, due to a continued slowdown in the telecommunications industry, the Company announced an additional restructuring plan in an effort to further reduce costs and align headcount and facilities with expected business levels in all regions. The additional restructuring charge totaled $2,999. The principal actions in the restructuring plan involved the closure of facilities and a reduction of headcount.

         The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed. The changes in the accrual for restructuring charges during 2002 are summarized in the table below:


                                                                Workforce
                                                  Facilities   Reduction      Total
                                                  ----------   ---------     -------
       Restructuring accrual balance
              at January 1, 2002                  $    2,344   $     76      $ 2,420

       Costs incurred in the three
            months ended March 31, 2002                 (534)        --         (534)
                                                  ----------   --------      -------
       Restructuring accrual balance at
            March 31, 2002                        $    1,810   $     76      $ 1,886
                                                  ==========   ========      =======

 9. Income Taxes: The effective tax rate of 57% for the three month period ended March 31, 2002 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit recorded and due to changes in the valuation allowance.

         The Federal income taxes of the Company for the years ended
         December 31,1998 and 1999 are currently under examination by the Internal Revenue Service (IRS). On November 5, 2001, the IRS issued a report assessing penalties of $240 for failure to file certain information with the 1998 and 1999 income tax returns with respect to its foreign subsidiaries. In December 2001, the Company reached a settlement in which the IRS agreed to reduce the penalty assessment to $40. The Company recorded a charge in the fourth quarter of 2001 for the settlement amount and the amount was paid in February 2002. The Company believes that any amount in excess of its recorded liability, if any, will not be significant.

10. Commitments and Contingencies: In 2001, the State of Texas issued a report assessing the Company for additional sales and use tax of $1,600, including interest. The Company has appealed the assessment and is currently providing the State of Texas with documentation to support that the transactions did not require the Company to remit sales and use tax to the State of Texas. Through May 2, 2002, the State of Texas has agreed to a reduction of the amount owed to $644. The Company believes that they have meritorious defenses to the remaining claim of $644 and intends to vigorously defend its position. The Company does not believe that the ultimate outcome of this examination will result in a material impact on the Company's consolidated results of operations or financial position.

Part I - Financial Information

     Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended March 31, 2002 With the Three Months Ended March 31, 2001

         Net Sales. Net sales in the first three months of 2002 were $19.8 million, a decrease of $2.2 million or 10.0% compared with the first three months of 2001. The decrease resulted from a slowdown in capital expenditures of the service providers in the telecommunications industry. The industry's capital expenditure slowdown was caused by a number of factors including merger consolidation, debt reduction efforts and attempts to align new service deployment expenses with new service revenues.

         Domestic net sales were $15.2 million in the first three months of 2002, a decrease of $1.8 million or 10.6% compared with the first three months of 2001. The decrease is due to the slowdown in capital expenditures of telecommunications customers mentioned above.

         International net sales were $4.6 million in the first three months of 2002, a decrease of $0.4 million or 8.0% compared with the first three months of 2001. The decrease is due to lower sales in Europe and Latin America due to a slowdown in telecommunications projects in these regions.

         Gross Profit. Gross profit in the first three months of 2002 was $6.5 million, the same amount reported in the first quarter of 2001. Although sales declined by $2.2 million, gross profit dollars remained constant due to manufacturing cost reductions that were implemented as part of the Company's restructuring program announced in the third quarter of 2001. These cost reductions were predominately in head count and facilities costs.

         As a percentage of net sales, gross profits increased from 29.5% in the first three months of 2001 to 32.8% in the first three months of 2002. The improvement is due to the head count and facility cost reductions.

                  Selling. Selling expenses were $2.2 million in the first three months of 2002, a decrease of $1.5 million or 40.5% from the first three months of 2001. The decrease is the result of head count reductions in selling administration functions that were part of the Company's restructuring program as well as lower freight and commissions costs.

         As a percentage of net sales, selling expense decreased from 16.8% in the 2001 period to 11.1% in the 2002 period due to the cost reductions noted above.

         General and Administrative. General and administrative expenses decreased $1.1 million or 35.5% from $3.1 million in the first three months of 2001 to $2.0 million in the first three months of 2002. The primary reasons for the decrease are reduced head count in administrative functions in all regions, lower facilities costs as a result of buildings vacated and spending reductions implemented in the Company's restructuring program.

         As a percentage of net sales, general and administrative expenses decreased from 14.1% in the 2001 period to 10.1% in the 2002 period. The decrease is due to the cost reductions noted above.

         Research and Development. Research and development expenses decreased $0.2 million or 33.3% from $0.6 million in the first three months of 2001 to $0.4 million in the first three months of 2002. The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities costs. New product development programs were not affected by the consolidation. As a percentage of net sales, research and development expenses decreased from 2.7% in the first three months of 2001 to 2.0% in 2002.

         Income (Loss) from Operations. Income from operations increased from a loss of $(0.9) million in the first three months of 2001 to a profit of $1.9 million in the first three months of 2002. Although revenues decreased, income from operations improved by $2.8 million due to the cost reductions implemented as part of the Company's restructuring program. Operating margin as a percent of sales improved from (4.1)% to 9.6%.

         Interest Expense, Net. Net interest expense in the first three months of 2002 was $0.8 million, the same as the first three months of 2001. The average interest rate on the bank debt of 7.25% was approximately the same as the first quarter of 2001. Although the Company reduced debt by $7.9 million in the first quarter of 2002, most of the first quarter debt repayments were made close to the end of the quarter and therefore had a minimal impact on interest expense in the quarter.

         Income Taxes. Income tax expense was $0.7 million in the first quarter of 2002 compared to a tax credit of $(0.4) in the first three months of 2001. The effective tax rate of 57% for the three month period ended March 31, 2002 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit being recorded and due to changes in the valuation allowance.

Liquidity and Capital Resources

         Net cash provided by operating activities increased from $0.4 million in the first three months of 2001 to $4.2 million for the three months ended March 31, 2002. The increase is due primarily to net income in the first quarter of 2002 compared to a net loss in the same quarter of 2001, reductions in inventory and accounts receivable, and extended payment terms on accounts payable.

         Net cash used in financing activities was $(7.9) million, reflecting the repayment of debt, primarily bank loan repayments, in the first three months of 2002. In the same period of 2001, net cash provided by financing activities was $1.2 million mainly due to additional borrowings under the Company's bank credit line.

         Net cash used in investing activities was $(0.2) million and $(0.3) million for the periods ended March 31, 2001 and 2002, respectively. The relatively low amounts in both periods are primarily attributable to the Company's actions to reduce discretionary capital expenditure projects.

         As a result of the above, the cash and cash equivalents balance declined from $8.8 million as of December 31, 2001 to $4.7 million as of March 31, 2002.

         Accounts receivable decreased from $13.3 million at December 31, 2001, to $13.0 million at March 31, 2002. Days sales outstanding decreased from 64 days at December 31, 2001 to 59 days at March 31, 2002.

         Inventories decreased from $9.8 million at December 31, 2001 to $9.1 million at March 31, 2002. Days inventory declined from 68 days at December 31, 2001 to 61 days at March 31, 2002.

         Accounts payable increased from $5.1 million at December 31, 2001 to $5.6 million at March 31, 2002. Days payables increased from 35 to 38 days.

         The Company has a Credit Agreement with two banks that provides funds for working capital and equipment acquisition purposes. As of March 31, 2002, the credit facility was in the amount of $22.9 million, all of which had been drawn down. The outstanding balance bears interest payable monthly, at a variable rate based on the bank's base rate. The weighted average interest rate was 7.25% for the first quarter of 2002. The loan is collateralized by substantially all of the Company's tangible and intangible assets and up to 65% of the capital stock of the Company's subsidiaries.

         The Credit Agreement contains various financial and operating covenants, which among other things, imposes limitations on the Company's ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company was in compliance as of March 31, 2002 with the covenants of the Credit Agreement. The outstanding balance under the Credit Agreement is due and payable in full on December 31, 2002. The Company will pay an extension fee to the banks on each of June 30, 2002 and September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing to repay the outstanding balance under the Credit Agreement it expects to incur refinancing closing costs of no less than $250 but does not expect at this time any material increase in the interest rate charged by the new lenders. In the event the Company does not obtain refinancing of the Credit Agreement by December 31, 2002, and if the banks were to agree to extend the maturity date of the Credit Agreement, the Company would expect the banks to impose requirements such as an extension fee and additional principal payments.

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

(1) Incorporated by reference to the indicated exhibits filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-3621).
(2) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1997.
(3) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on May 18, 1998.
(4) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on May 6, 1998.
(5) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 31, 1999.
(6) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on April 2, 2001.
(7) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 14, 2001.
(8) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on November 14, 2001.
(9) Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-K on March 26, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHANNELL COMMERCIAL CORPORATION
                                  (Registrant)


Dated:  May 10, 2002                          By: /s/ Thomas Liguori
                                                  _____________________________
                                                  Thomas Liguori
                                                  Chief Financial Officer