Form 10-Q
period 2002-06-30
CHANNELL COMMERCIAL CORP
filed 2002-08-12
CIK 1013696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-28582

CHANNELL COMMERCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

95-2453261
(I.R.S. Employer Identification No.)

26040 Ynez Road, Temecula, California
(Address of principal executive offices)

92591
(Zip Code)

(909) 719-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

9,024,993 shares of common stock of the Registrant were outstanding at June 30, 2002.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2002	2001	2002	2001
Net sales	$45,664	$47,729	$25,823	$25,762
Cost of goods sold	29,194	32,834	15,835	17,379

Gross profit	16,470	14,895	9,988	8,383

Operating expenses
Selling	4,961	7,102	2,792	3,368
General and administrative	6,655	5,967	4,654	2,905
Research and development	838	1,253	446	635

	12,454	14,322	7,892	6,908

Income from operations	4,016	573	2,096	1,475
Interest expense, net	(1,321)	(1,713)	(551)	(896)

Income (loss) before income taxes	2,695	(1,140)	1,545	579
Income taxes (benefit)	1,379	(221)	725	227

Net income (loss)	$1,316	$(919)	$820	$352

Net income (loss) per share
Basic	$0.15	$(0.10)	$0.09	$0.04

Diluted	$0.14	$(0.10)	$0.09	$0.04

Net income (loss)	$1,316	$(919)	$820	$352
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	615	(1,712)	681	333

Comprehensive net income (loss)	$1,931	$(2,631)	$1,501	$685

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,875	$8,762
Accounts receivable, net	11,378	13,301
Inventories	8,788	9,776
Deferred income taxes	803	1,473
Prepaid expenses and misc. receivables	676	1,238
Income taxes receivable	—	5,076

Total current assets	31,520	39,626
Property and equipment at cost, net	30,953	38,718
Deferred income taxes	5,478	5,509
Intangible assets, net	1,463	1,463
Other assets	571	446

	$69,985	$85,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,603	$5,090
Income taxes payable	750	—
Short term debt (including current maturities of long term debt)	17,130	30,228
Current maturities of capital lease obligations	1,154	1,983
Accrued restructuring liability	1,535	2,420
Accrued expenses	4,542	3,939

Total current liabilities	29,714	43,660

Long term debt, less current maturities	—	3,991
Deferred gain on sale leaseback transaction	604	—
Capital lease obligations, less current maturities	239	614
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued—9,269 shares; outstanding—9,025 shares in June 30, 2002 and 9,025 in December 31, 2001	93	93
Additional paid-in capital	28,334	28,334
Treasury stock—244 shares	(1,871)	(1,871)
Retained earnings	14,938	13,622
Accumulated other comprehensive (loss)—Foreign currency translation	(2,066)	(2,681)

Total stockholders’ equity	39,428	37,497

Total liabilities and stockholders’ equity	$69,985	$85,762

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,316	$(919)
Depreciation and amortization	3,673	4,391
Deferred income taxes	670	(389)
Loss on disposal of fixed assets	41	33
Foreign currency transaction gain	—	(369)
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,263	3,828
Inventories	1,274	511
Income taxes receivable	5,076	—
Prepaid expenses	480	(530)
Other assets	(100)	42
Increase (decrease) in liabilities:
Accounts payable	(677)	(754)
Accrued expenses	301	(1,988)
Accrued restructuring	(942)	—
Income taxes payable	742	(1,105)

Net cash provided by operating activities	14,117	2,751

Cash flows from investing activities:
Acquisition of property and equipment	(1,401)	(936)
Proceeds from the sale of a building	6,614	—

Net cash provided by (used in) investing activities	5,213	(936)

Cash flows from financing activities:
Repayment of debt	(17,089)	(1,044)
Proceeds from issuance of long term debt	—	2,500
Repayment of obligations under capital lease	(1,215)	(1,390)
Purchase of treasury stock	—	(147)

Net cash used in financing activities	(18,304)	(81)

Effect of exchange rates on cash	87	(37)

Increase in cash and cash equivalents	1,113	1,697
Cash and cash equivalents, beginning of period	8,762	913

Cash and cash equivalents, end of period	$9,875	$2,610

Cash paid during the period for:
Interest	$1,126	$1,665

Income taxes	$244	$548

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002 and 2001
(amounts in thousands, except per share data)

1.  Unaudited financial statements:    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2002 and the results of its operations for the three months and six months ended June 30, 2002 and June 30, 2001 and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations and cash flows for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

2.  Inventories:    Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2002	December 31, 2001
Raw Materials	$3,415	$4,738
Work-in-Process	2,712	2,605
Finished Goods	2,661	2,433

	$8,788	$9,776

3.  Income (loss) per share:    Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the six month period and the three month period ended June 30, 2002. Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised. Options to acquire the Company’s common stock were not included in the computation of diluted loss per share for the six months ended June 30, 2001 because they are anti-dilutive. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the six months ended June 30 and the three months ended June 30 (shares in thousands):

	Six months ended June 30,
	2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income (loss) per Share	9,025	$0.15	9,057	$(0.10)
Effect of dilutive Stock options	61	$(0.01)	—	—

Diluted income (loss) per Share	9,086	$0.14	9,057	$(0.10)

	Three months ended June 30,
	2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per Share	9,025	$0.09	9,056	$0.04
Effect of dilutive Stock options	76	0.00	—	—

Diluted income per Share	9,101	$0.09	9,056	$0.04

The following options were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect:

	June 30, 2002	June 30, 2001
Options to purchase shares of common stock	866	931
Exercise prices	$6.50-$13.75	$6.50-$13.75
Expiration dates	July 2006-May 2012	July 2006-May 2011

4.  Segments:    The Company’s predominant business is the manufacturing and distribution of telecommunications equipment. Currently, the Company is organized into four geographic regions: the United States, Europe / Middle East, Canada and Australia / Asia. The following tables summarize segment information for the six months ended June 30, 2002 and 2001 and the three months ended June 30, 2002 and 2001 (in thousands):

	Six Months Ended June 30,
	2002	2001
Revenues from unrelated entitites(1):
United States	$35,106	$35,385
Europe/Middle East	4,208	6,708
Canada	3,004	1,863
Australia/Asia	3,346	3,773

	$45,664	$47,729

	Six Months Ended June 30,
	2002	2001
Income (loss) from operations:
United States	$4,536	$4,246
Europe/Middle East	(877)	(2,575)
Canada	463	85
Australia/Asia	(106)	(1,183)

	$4,016	$573

Interest expense, net:
United States	$1,055	$1,583
Europe/Middle East	136	143
Canada	38	(10)
Australia/Asia	92	(3)

	$1,321	$1,713

	Three Months Ended June 30,
	2002	2001
Revenues from unrelated entitites (1):
United States	$19,927	$18,397
Europe/Middle East	2,360	4,330
Canada	1,684	804
Australia/Asia	1,852	2,231

	$25,823	$25,762

Income (loss) from operations:
United States	$2,215	$2,543
Europe/Middle East	(396)	(910)
Canada	277	40
Australia/Asia	—	(198)

	$2,096	$1,475

Interest expense, net:
United States	$425	$835
Europe/Middle East	70	64
Canada	19	(2)
Australia/Asia	37	(1)

	$551	$896

(1)	Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Six Months Ended June 30,
	2002	2001
Enclosures	$35,689	$36,623
Connectivity	6,311	7,578
Other	3,664	3,528

	$45,664	$47,729

	Three Months Ended June 30,
	2002	2001
Enclosures	$20,017	$18,987
Connectivity	3,714	4,491
Other	2,092	2,284

	$25,823	$25,762

The Company has identifiable assets in the following geographic regions:

	June 30, 2002	December 31, 2001
	(Unaudited)
Identifiable Assets:
United States	$48,742	$60,211
Europe/Middle East	11,347	15,489
Canada	2,190	2,123
Australia/Asia	7,706	7,939

	$69,985	$85,762

5.  Credit Agreement:    The Company has a Credit Agreement with two banks. The Credit Agreement contains various financial and operating covenants, which among other things, impose limitations on the Company’s ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company was in compliance as of June 30, 2002 with the covenants of the Credit Agreement. The Company made principal payments of $13,000 in the six months ended June 30, 2002. The outstanding balance under the Credit Agreement is due and payable in full on December 31, 2002. The Company will pay an extension fee to the banks on September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing to repay the outstanding balance under the Credit Agreement it expects to incur refinancing closing costs of no less than $250 but does not expect at this time any material increase in the interest rate charged by the new lenders. In the event the Company does not obtain refinancing of the Credit Agreement by December 31, 2002, and if the banks were to agree to extend the maturity date of the Credit Agreement, the Company would expect the banks to impose requirements such as an extension fee and additional principal payments.

6.  Recent Accounting Pronouncements:    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

7.  Goodwill:    In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that there is no impairment of goodwill. The Company discontinued amortizing goodwill on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $3,057. Below are the calculations of reported net income (loss) and reported basic and diluted net income (loss) per share adjusted for the effect of amortization expense for the June 30, 2001 period:

	Six Months Ended June 30,
	2002	2001
Reported net income (loss)	$1,316	$(919)
Effect of amortization expense of goodwill	—	426

Adjusted net income (loss)	$1,316	$(493)

Basic income (loss) per share:
Reported net income (loss) per share	$0.15	$(0.10)
Effect of amortization expense of goodwill	—	0.05

Adjusted net income (loss)	$0.15	$(0.05)

Diluted income (loss) per share:
Reported net income (loss) per share	$0.14	$(0.10)
Effect of amortization expense of goodwill	—	0.05

Adjusted net income (loss)	$0.14	$(0.05)

	Three Months Ended June 30,
	2002	2001
Reported net income	$820	$352
Effect of amortization expense of goodwill	—	191

Adjusted net income	$820	$543

Basic income per share:
Reported net income per share	$0.09	$0.04
Effect of amortization expense of goodwill	—	0.02

Adjusted net income	$0.09	$0.06

Diluted income per share:
Reported net income per share	$0.09	$0.04
Effect of amortization expense of goodwill	—	0.02

Adjusted net income	$0.09	$0.06

8.  Restructuring Charge:    In the fourth quarter of 2000, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513. The principal actions of the restructuring plan involved the closure of facilities and consolidation of support infrastructure. Most of the reductions occurred in the international operations.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed. The changes in the accrual for restructuring charges during 2002 are summarized in the table below:

	Facilities	Workforce Reduction	Total
Restructuring accrual balance at January 1, 2002	$2,344	$76	$2,420
Costs incurred in the six months ended June 30, 2002	(885)	—	(885)

Restructuring accrual balance at June 30, 2002	$1,459	$76	$1,535

9.  Sale Leaseback Arrangement:    In June 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California. The proceeds from the sale totaled $6,614 and resulted in a pretax deferred gain of $604. The resulting lease is being accounted for as an operating lease. The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term. A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.

10.  Allowance for Doubtful Accounts:    A $2,000 reserve was recorded in the allowance for doubtful accounts in June 2002. A major customer of the Company, Adelphia Communications, filed for Chapter 11 bankruptcy protection. The Company has reserved all of the open receivables with Adelphia.

11.  Income Taxes:    The effective tax rate of 51% for the six month period ended June 30, 2002 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit recorded.

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

12.  Commitments and Contingencies:    In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest. The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $644. The Company believes that they have meritorious defenses to the remaining claim of $644 and intends to vigorously defend its position. The Company does not believe that the ultimate outcome of this examination will result in a material impact on the Company’s consolidated results of operations or financial position.

13.  Related Party Transactions:    In May 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc. which is owned by Gary Napolitano, a former officer of the company. A sale in the amount of $800 was recorded. Mr. Napolitano gave the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7%. The amount due from the former officer is included in accounts receivable at June 30, 2002.

PART I—FINANCIAL INFORMATION

Item 2—Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Comparison of the Six Months Ended June 30, 2002 With the Six Months Ended June 30, 2001

The Company earned net income of $1.3 million in the first six months of 2002 compared to a net loss of $(0.9) million in the first six months of 2001. The improvement in earnings is primarily the result of the restructuring and debt reduction program that began in the third quarter of 2001.

The restructuring program included a significant reduction in head count, a reduction in the square footage of facilities utilized and exiting certain product lines with the objective of reducing costs in line with anticipated levels of business. The Company also initiated a number of actions to reduce debt including the sale of excess inventory, improved receivables management, the sale and leaseback of a building and improved cash flow from operations. The reduction in debt reduced interest expense. The actions included in the restructuring and debt reduction plan have been substantially completed as of June 30, 2002.

The effect of the restructuring and debt reduction plan on each line item in the Consolidated Statement of operations are included in the following analysis.

Net Sales.    Net sales in the first six months of 2002 were $45.7 million, a decrease of $2.0 million or 4.2% compared with the first six months of 2001. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in Europe and lower sales of the RF product line. Sales of RF product declined from $3.5 million in the first six months of 2001 to $1.9 million in the first six months of 2002, for a total decrease of $1.6 million. The RF product line was sold in the second quarter of 2002 (see Note 13).

Domestic net sales were $35.1 million in the first six months of 2002, a decrease of $0.3 million or 0.8% compared with the first six months of 2001.

International net sales were $10.6 million in the first six months of 2002, a decrease of $1.7 million or 13.8% compared with the first six months of 2001. Sales in Europe / Middle East decreased 37.3% to $4.2 million. Approximately one half of the decline was related to RF product and the remainder due to a continued slow down in the telecommunications industry. Australia/Asia sales declined 13.2% to $3.3 million due to lower equipment purchases from two major telecommunications customers. Sales in Canada increased 57.9% to $3.0 million due to a strong housing market, which stimulated network building by CATV customers, and favorable weather conditions which allowed outside plant construction during winter months.

Gross Profit.    Gross profit in the first six months of 2002 was $16.5 million, an increase of $1.6 million compared to the first six months of 2001. Although sales declined, gross profit dollars increased due to manufacturing cost reductions that were implemented as part of the Company’s restructuring program announced in the third quarter of 2001. The cost reductions were predominately in head count and facilities costs.

As a percentage of net sales, gross profits increased from 31.2% in the first six months of 2001 to 36.1% in the first six months of 2002. The improvement is due to the head count and facility cost reductions.

Selling.    Selling expenses were $5.0 million in the first six months of 2002, a decrease of $2.1 million or 29.6% from the first six months of 2001. The decrease is due to head count reductions in selling administrative functions and marketing, and lower spending on marketing programs.

As a percentage of net sales, selling expense decreased from 14.9% in the 2001 period to 10.9% in the 2002 period due to the cost reductions noted above.

General and Administrative.    General and administrative expenses increased $0.8 million or 13.6% from $5.9 million in the first six months of 2001 to $6.7 million in the first six months of 2002. The increase is due to a $2.0 million charge to increase the allowance for bad debts as a result of the Chapter 11 bankruptcy filing of a major U.S. CATV company. Excluding the $2.0 million allowance for bad debts, general and administrative expenses decreased $1.2 million or 20.3%. The primary reasons for the $1.2 million decrease are reduced head count in administrative functions in all regions, lower facilities costs as a result of buildings vacated and spending reductions implemented in the Company’s restructuring program. Goodwill amortization of $0.4 million is included in general and administrative expenses for the first six months of 2001 and is no longer amortized in 2002.

As a percentage of net sales, general and administrative expenses increased from 12.4% in the 2001 period to 14.7% in the 2002 period due to the allowance for bad debts charge. Excluding the charge, general and administrative expenses decreased to 10.3% of sales.

Research and Development.    Research and development expenses decreased $0.5 million or 38.5% from $1.3 million in the first six months of 2001 to $0.8 million in the same period of 2002. The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities costs. New product development programs were not affected by the change. As a percentage of net sales, research and development expenses decreased from 2.7% in the first six months of 2001 to 1.8% in 2002.

Income from Operations.    As a result of the items discussed above, income from operations increased $3.4 million from $0.6 million in the first six months of 2001 to $4.0 million in the first six months of 2002. Income from operations as a percent of sales increased from 1.3% to 8.8%.

Interest Expense, Net.    Net interest expense in the first half of 2002 was $1.3 million, a decrease of $0.4 million from the first six months of 2001. The decrease was primarily attributable to a lower average debt level. The Company reduced debt by $18.3 million in the first six months of 2002 and ended June 30, 2002 with a balance of $18.5 million. This compares to the June 30, 2001 balance of $40.1 million.

Income Taxes.    Income tax expense was $1.4 million in the first six months of 2002 compared to a tax credit of $0.2 million in the first six months ended June 30, 2001. The effective tax rate of 51.2% in the first six months of 2002 differed from the statutory rate of 37% primarily due to foreign operating losses with no benefit provided.

Comparison of the Three Months Ended June 30, 2002 With the Three Months Ended June 30, 2001

Net Sales.    Net sales in the second quarter of 2002 were $25.8 million, the same as the second quarter of 2001.

Domestic net sales were $19.9 million in the second quarter of 2002, an increase of $1.5 million or 8.2% compared with the second quarter of 2001. The increase resulted from an unusually strong demand from one CATV customer.

International net sales were $5.9 million in the second quarter of 2002, a decrease of $1.5 million or 20.3% compared to the second quarter of 2001. Sales in Europe / Middle East decreased $2.0 million or 46.5% to $2.3 million primarily due to lower sales of the RF product line and a general industry slow down in the region. Australia / Asia sales decreased $0.3 million or 13.6% from the second quarter of 2001 to $1.9 million in the second quarter of 2002 primarily as a result of lower sales to a major Asian telecommunications service provider. Sales in Canada increased from $0.8 million in the second quarter of 2001 to $1.7 million in the current quarter due to favorable weather conditions and a strong housing market which stimulated sales to CATV customers.

Gross Profit.    Gross profit in the second quarter of 2002 was $10.0 million, an increase of $1.6 million or 19.0% compared to the second quarter of 2001. The increase was due to manufacturing cost reductions implemented as part of the Company’s restructuring program. The cost reductions were predominately in head count and facilities costs.

As a percentage of net sales, gross profit increased from 32.6% in the second quarter of 2001 to 38.8% in the second quarter of 2002. The improvement was due to the head count and facility cost reductions.

Selling.    Selling expenses were $2.8 million in the second quarter of 2002, a decrease of $0.6 million or 17.6% from the second quarter of 2001. The decrease is the result of head count reductions in selling administration and marketing functions and lower spending on marketing programs.

As a percentage of net sales, selling expense decreased from 13.2% in the 2001 period to 10.9% in the 2002 period due to the cost reductions noted above.

General and Administrative.    General and administrative expenses increased $1.8 million or 62.1% from $2.9 million in the second quarter of 2001 to $4.7 million in the second quarter of 2002. The increase is due to a $2.0 million charge to increase the allowance for bad debts as a result of the Chapter 11 bankruptcy filing of a major U.S. CATV company. Excluding the $2.0 million allowance for bad debts, general and administrative expenses decreased $0.2 million or 6.9%. General and administrative costs in the second quarter of 2002 included approximately $500 of non recurring costs. These included severance payments in international operations and professional fees associated with projects in the second quarter. Head count and facilities costs were lower in the second quarter of 2002 compared to the same period in 2001 due to the Company’s restructuring program.

As a percentage of net sales, general and administrative expenses increased from 11.2% in the 2001 period to 18.2% in the 2002 period due to the allowance for bad debts charge. Excluding the bad debts charge, general and administrative expenses decreased to 10.5% of sales.

Research and Development.    Research and development expenses of $0.4 million in the second quarter of 2002 compare to $0.6 million in the second quarter of 2001. The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities cost. As a percentage of net sales, research and development expenses decreased from 2.3% in the second quarter of 2001 to 1.6% in the second quarter of 2002.

Income from Operations.    As a result of the items discussed above, income from operations increased $0.6 million or 40.0% from $1.5 million in the second quarter of 2001 to $2.1 million in the second quarter of 2002. Income from operations as a percentage of sales increased from 5.8% to 8.1%.

Interest Expense, Net.    Net interest expense in the second quarter of 2002 was $0.6 million, a decrease of $0.3 million or 33.3% from the second quarter of 2001. The decrease was primarily attributable to a lower average debt level. The debt level at June 30, 2001 and 2002 was $40.1 million and $18.5 million, respectively. The second quarter of 2002 interest expense includes a $0.1 million fee paid per the terms of the bank credit agreement.

Income Taxes.    The effective income tax rate of 46.9% in the second quarter of 2002 compares to 39.3% in the same period of 2001. The effective tax rate of 46.9% differed from the statutory rate of 37% primarily due to foreign operating losses with no benefit provided.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.1 million for the six months ended June 30, 2002, up from $2.8 million in the same period last year. The increase is due primarily to a federal tax refund of $5.1 million in the six months ended 6/30/02, net income of $1.3 million in the first half of 2002 compared to a net loss of $0.9 million in the same period of 2001 and continued improvement in working capital management.

Net cash provided by investing activities was $5.2 million in the first six months of 2002 while net cash used in investing activities was $0.9 million in the first half of 2001. The Company completed a real estate sale/leaseback of $6.6 million in the first six months of 2002.

Net cash used in financing activities was $18.3 million in the first six months of 2002 compared to $0.1 million in the first half of 2001. In the first six months of 2002 debt was reduced by $18.3 million and there were no draw downs under the bank credit facility. In the first six months of 2001, the Company repaid $2.4 million of debt and drew down $2.5 million under the bank facility.

As a result of the above, the cash and cash equivalents balance increased from $8.8 million at December 31, 2001 to $9.9 million at June 30, 2002.

Accounts receivable decreased from $13.3 million at December 31, 2001 to $11.4 million at June 30, 2002. Days sales outstanding decreased from 64 days at December 31, 2001 to 40 days at June 30, 2002.

Inventories decreased from $9.8 million at December 31, 2001 to $8.8 million at June 30, 2002. Days inventory declined from 68 days at December 31, 2001 to 50 days at June 30, 2002. The sale of excess inventory contributed to the decline.

Accounts payable decreased from $5.1 million at December 31, 2001 to $4.6 million at June 30, 2002. Days payables decreased from 35 days at December 31, 2002 to 26 days at June 30, 2002.

The Company has a Credit Agreement with two banks that provides funds for working capital and equipment acquisition purposes. As of June 30, 2002, the credit facility was in the amount of $17.1 million, all of which had been drawn down. The outstanding balance bears interest payable monthly, at a variable rate based on the bank’s base rate. The weighted average interest rate was 7.25% for the first six months of 2002. The loan is collateralized by substantially all of the Company’s tangible and intangible assets and up to 65% of the capital stock of the Company’s subsidiaries.

The Credit Agreement contains various financial and operating covenants, which among other things, impose limitations on the Company’s ability to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with covenants related to minimum net worth and other financial ratios. The Company was in compliance as of June 30, 2002 with the covenants of the Credit Agreement. The Company made principal payments of $13,000 in the first six months of 2002. The outstanding balance under the Credit Agreement is due and payable in full on December 31, 2002. The Company will pay an extension fee to the banks on September 30, 2002 in the event there is an outstanding balance under the Credit Agreement. The Company is involved in discussions with several financial institutions and believes it should be able to obtain financing to repay in full the outstanding balance under the Credit Agreement on or before December 31, 2002. In the event the Company obtains financing to repay the outstanding balance under the Credit Agreement it expects to incur refinancing closing costs of no less than $250 but does not expect at this time any material increase in the interest rate charged by the new lender(s). In the event the Company does not obtain refinancing of the Credit Agreement by December 31, 2002, and if the banks were to agree to extend the maturity date of the Credit Agreement, the Company would expect the banks to impose requirements such as an extension fee and additional principal payments.

The Company believes that cash flow from operations coupled with bank borrowings will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2002.

Forward-looking statements contained within this 10-Q are subject to many uncertainties in the Company’s operations and business environments. Examples of such uncertainties include customer demand, low material costs, integration of acquired businesses and worldwide economic conditions among others. Such uncertainties are discussed further in the Company’s annual report and S-1 and other reports filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no presently pending litigation matters will have a material adverse effect on the Company’s financial statements taken as a whole or on its results of operations.

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on May 20, 2002 in Temecula, California, 9,024,993 shares of the Company’s stock were present either in person or by proxies solicited by management to Regulation 14A under the Securities Exchange Act of 1934.

The Shareholders voted on the following matter:

To elect two directors to serve on the Company’s Board of Directors:

	Number of Shares For	Number of Shares Withheld
William H. Channell, Sr.	7,829,318	231,285
Eugene R. Schutt, Jr.	7,906,203	154,400

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

None

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

4	Form of Common Stock Certificate(1)

10.1	Tax Agreement between the Company and the Existing Stockholders(1)

10.2	Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement)(1)

10.3	Senior Revolving Loan Agreement dated as of May 1, 1998, between the Company and Fleet National Bank(3)

Exhibit Number	Description
10.4	Second Amendment to Credit Agreement and Consent dated December 29, 1999, between the Company and Fleet National Bank(6)

10.5	Second Amendment to Security Agreement dated February 1, 2000, between the Company and Fleet National Bank(6)

10.6	Third Amendment to Credit Agreement and accompanying Notes dated July 20, 2000, between the Company and Fleet National Bank(6)

10.7	Fourth Amendment to Credit Agreement dated May 31, 2001, between the Company and Fleet National Bank(7)

10.8	Employment Agreement between the Company and William H. Channell, Sr.(1)

10.9	Employment Agreement between the Company and William H. Channell, Jr.(1)

10.10	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan(1)

10.11	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended(1)

10.12	Lease dated May 29, 1996 between the Company and the Channell Family Trust(1)

10.14	Lease dated September 24, 1997 between the Company and SCI North Carolina Limited Partnership(4)

10.15	Lease dated October 26, 2000 between the Company and Belston Developments Inc.(6)

10.16	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company(1)

10.17	Form of Indemnity Agreement(1)

10.18	Form of Agreement Regarding Intellectual Property(1)

10.19	401(k) Plan of the Company(5)

10.22	A.C. Egerton (Holdings) PLC Share Purchase Agreement(3)

10.23	Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998(5)

10.24	Agreement dated November 7, 2001 between the Company and Fleet Bank, as Administrative Agent(8)

10.25	Employment Agreement between the Company and Richard A. Cude.(9)

10.26	Fifth Amendment, dated December 17, 2001, to the Credit Agreement between the Company and Fleet National Bank, as Administrative Agent for the lenders.(9)

10.27	Sixth Amendment, dated March 21, 2002, to the Credit Agreement between the Company and Fleet National Bank, as Administrative Agent for the lenders.(9)

10.28	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002(10)

10.29	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd(10)

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 by William H. Channell, Sr., CEO.(10)

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 by Thomas Liguori, CFO.(10)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-3621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1997.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 6, 1998.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.

(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 14, 2001.
(8)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2001.
(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 26, 2002.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELL COMMERCIAL CORPORATION (Registrant)

By:	/s/ THOMAS LIGUORI
Thomas Liguori Chief Financial Officer

Dated:  August 9, 2002