Form 10-Q
period 2002-09-30
CHANNELL COMMERCIAL CORP
filed 2002-11-14
CIK 1013696

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

          9,124,993  shares of common stock of the Registrant were outstanding at November 8, 2002.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,

	2002	2001	2002	2001

Net sales	$65,065	$70,065	$19,401	$22,336
Cost of goods sold	43,160	56,870	13,966	24,036

Gross profit (loss)	21,905	13,195	5,435	(1,700)

Operating expenses
Selling	6,973	10,237	2,012	3,135
General and administrative	8,799	12,235	2,144	6,268
Research and development	1,215	1,859	377	606
Impairment of goodwill	—	11,772	—	11,772
Impairment of fixed assets	—	4,322	—	4,322
Restructuring charges	—	2,999	—	2,999

	16,987	43,424	4,533	29,102

Income (loss) from operations	4,918	(30,229)	902	(30,802)
Interest expense, net	(1,812)	(2,806)	(491)	(1,093)

Income (loss) before income taxes	3,106	(33,035)	411	(31,895)
Income taxes (benefit)	1,640	(8,207)	261	(7,986)

Net income (loss)	$1,466	$(24,828)	$150	$(23,909)

Net income (loss) per share
Basic	$0.16	$(2.74)	$0.02	$(2.64)

Diluted	$0.16	$(2.74)	$0.02	$(2.64)

Net income (loss)	$1,466	$(24,828)	$150	$(23,909)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	635	(1,320)	20	391

Comprehensive net income (loss)	$2,101	$(26,148)	$170	$(23,518)

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2002	Dec. 31, 2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,910	$8,762
Accounts receivable, net	10,190	13,301
Inventories	7,312	9,776
Deferred income taxes	803	1,473
Prepaid expenses and misc. receivables	1,229	1,238
Income taxes receivable	—	5,076

Total current assets	22,444	39,626
Property and equipment at cost, net	29,611	38,718
Deferred income taxes	5,479	5,509
Intangible assets, net	1,463	1,463
Other assets	422	446

	$59,419	$85,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,493	$5,090
Income taxes payable	479	—
Short term debt (including current maturities of long term debt)	716	30,228
Current maturities of capital lease obligations	814	1,983
Accrued restructuring liability	1,122	2,420
Accrued expenses	4,434	3,939

Total current liabilities	13,058	43,660

Long term debt, less current maturities	6,094	3,991
Deferred gain on sale leaseback transaction	589	—
Capital lease obligations, less current maturities	73	614
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock	—	—
Common stock, par value $.01 per share, authorized –19,000 shares; issued – 9,269 shares; outstanding – 9,027 shares at September 30, 2002 and 9,025 shares at December 31, 2001	93	93
Additional paid-in capital	28,341	28,334
Treasury stock - 244 shares	(1,871)	(1,871)
Retained earnings	15,088	13,622
Accumulated other comprehensive income (loss) - Foreign currency translation	(2,046)	(2,681)

Total stockholders’ equity	39,605	37,497

Total liabilities and stockholders’ equity	$59,419	$85,762

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,466	$(24,828)
Depreciation and amortization	5,405	6,611
Impairment of fixed assets	—	4,322
Impairment of goodwill	—	11,772
Deferred income taxes	670	(8,158)
Loss on disposal of fixed assets	168	254
Foreign currency transaction (loss)	—	(368)
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,113	6,108
Inventories	2,522	10,368
Income taxes receivable	5,076	—
Prepaid expenses	36	(230)
Other assets	24	(25)
Increase (decrease) in liabilities:
Accounts payable	414	(3,743)
Accrued expenses	385	1,756
Accrued restructuring	(1,359)	2,674
Income taxes payable	479	530

Net cash provided by operating activities	18,399	7,043

Cash flows from investing activities:
Acquisition of property and equipment	(1,420)	(2,561)
Proceeds from the sale of a building	6,614	—

Net cash provided by (used in) investing activities	5,194	(2,561)

Cash flows from financing activities:
Repayment of debt	(27,795)	(1,568)
Proceeds from issuance of long term debt	—	2,500
Repayment of obligations under capital lease	(1,716)	(1,996)
Purchase of treasury stock	—	(269)

Net cash used in financing activities	(29,511)	(1,333)

Effect of exchange rates on cash	66	(54)

Increase in cash and cash equivalents	(5,852)	3,095
Cash and cash equivalents, beginning of period	8,762	913

Cash and cash equivalents, end of period	$2,910	$4,008

Cash paid during the period for:
Interest	$1,512	$2,661

Income taxes	$832	$752

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
September 30, 2002 and 2001
(amounts in thousands, except per share data)

1.

Unaudited financial statements:  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2002 and the results of its operations for the three months and nine months ended September 30, 2002 and September 30, 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.  The results of operations and cash flows for the nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

2.	Inventories: Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2002	December 31, 2001

Raw Materials	$3,196	$4,738
Work-in-Process	2,072	2,605
Finished Goods	2,044	2,433

	$7,312	$9,776

3.

Income (loss) per share:  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the nine month period and the three month period ended September 30, 2002.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  Options to acquire the Company’s common stock were not included in the computation of diluted loss per share for the nine months ended September 30, 2001 because they are anti-dilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the nine months ended September 30 and the three months ended September 30  (shares in thousands):

	Nine months ended September 30,

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic income (loss) per Share	9,026	$0.16	9,053	$(2.74)
Effect of dilutive Stock options	49	—	—	—

Diluted income (loss) per Share	9,075	$0.16	9,053	$(2.74)

	Three months ended September 30,

	2002		2001

	Shares	Per Share Amount	Shares	Per Share Amount

Basic income (loss) per Share	9,026	$0.02	9,042	$(2.64)
Effect of dilutive Stock options	11	—	—	—

Diluted income (loss) per Share	9,037	$0.02	9,042	$(2.64)

The following options were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect:

	September 30, 2002	September 30, 2001

Options to purchase shares of common stock	866	931
Exercise prices	$6.50 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - May 2012	July 2006 - May 2011

4.

Segments:  The Company’s predominant business is the manufacturing and distribution of telecommunications equipment.  Currently, the Company is organized into four geographic regions:  the United States, Europe / Middle East, Canada and Australia / Asia.  The following tables summarize segment information for the nine months ended September 30, 2002 and 2001 and the three months ended September 30, 2002 and 2001 (in thousands):

	Nine Months Ended September 30,

	2002	2001

Revenues from unrelated entities (1):
United States	$49,281	$51,571
Europe/Middle East	6,079	9,731
Canada	4,100	3,032
Australia/Asia	5,605	5,731

	$65,065	$70,065

	Nine Months Ended September 30,

	2002	2001

Income (loss) from operations:
United States	$5,614	$(5,626)
Europe/Middle East	(1,214)	(18,509)
Canada	467	116
Australia/Asia	51	(6,210)

	$4,918	$(30,229)

Interest expense, net:
United States	$1,431	$2,591
Europe/Middle East	214	229
Canada	57	(11)
Australia/Asia	110	(3)

	$1,812	$2,806

	Three Months Ended September 30,

	2002	2001

Revenues from unrelated entities (1):
United States	$14,175	$16,187
Europe/Middle East	1,871	3,022
Canada	1,096	1,169
Australia/Asia	2,259	1,958

	$19,401	$22,336

Income (loss) from operations:
United States	$1,079	$(9,532)
Europe/Middle East	(338)	(16,127)
Canada	4	30
Australia/Asia	157	(5,173)

	$902	$(30,802)

Interest expense, net:
United States	$376	$1,007
Europe/Middle East	78	86
Canada	19	—
Australia/Asia	18	—

	$491	$1,093

(1)	Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Nine Months Ended September 30,

	2002	2001

Enclosures	$50,524	$53,804
Connectivity	8,981	11,427
Other	5,560	4,834

	$65,065	$70,065

	Three Months Ended September 30,

	2002	2001

Enclosures	$14,836	$17,180
Connectivity	2,669	3,848
Other	1,896	1,308

	$19,401	$22,336

Included in the Connectivity revenues for the nine months ended September 30, 2002 and 2001 are revenues from the RF product line of $1,956 and $5,946, respectively.  The RF product line was sold in the second quarter of 2002 (see Note 13).

Included in the Connectivity revenues for the three months ended September 30, 2002 and 2001 are revenues from the RF product line of $0 and $2,461, respectively.

The Company has identifiable assets in the following geographic regions:

	September 30, 2002	December 31, 2001

	(Unaudited)
Identifiable Assets:
United States	$39,206	$60,211
Europe/Middle East	11,360	15,489
Canada	1,780	2,123
Australia/Asia	7,073	7,939

	$59,419	$85,762

5.

Loan and Security Agreement:  The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s term loan of $4,712 and initial revolver balance of $2,076 as well as $9,592 in cash were used to repay in full the prior Credit Agreement. Total debt of $16,380 under the prior Credit Agreement was extinguished.  The term loan is repayable in quarterly payments based on a five-year amortization schedule, with a balloon due at the end of three years.

Under the prior Credit Agreement, the outstanding balance bore interest payable monthly based on the bank’s base rate.  The weighted average interest rate was 7.25% for the first nine months of 2002.  Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The interest rate under the Loan and Security Agreement at September 30, 2002 was 5%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of September 30, 2002 with the covenants of the Loan and Security Agreement.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time benefits depends on whether the employee will be providing future services. In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact the adoption of SFAS 146 will have on its consolidated financial position or results of operations.

7.

Goodwill:  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets.  The Company has adopted this Standard as of January 1, 2002.  In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that there is no impairment of goodwill.  The Company discontinued amortizing goodwill on January 1, 2002.  At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $3,057.  Below are the calculations of reported net income (loss) and reported basic and diluted net income (loss) per share adjusted for the effect of amortization expense for the September 30, 2001 period:

	Nine Months Ended September 30,

	2002	2001

Reported net income (loss)	$1,466	$(24,828)
Effect of amortization expense of goodwill	—	667

Adjusted net income (loss)	$1,466	$(24,161)

Basic income (loss) per share:
Reported net income (loss) per share	$0.16	$(2.74)
Effect of amortization expense of goodwill	—	0.07

Adjusted net income (loss)	$0.16	$(2.67)

Diluted income (loss) per share:
Reported net income (loss) per share	$0.16	$(2.74)
Effect of amortization expense of goodwill	—	0.07

Adjusted net income (loss)	$0.16	$(2.67)

	Three Months Ended September 30,

	2002	2001

Reported net income (loss)	$150	$(23,909)
Effect of amortization expense of goodwill	—	235

Adjusted net income (loss)	$150	$(23,674)

Basic income (loss) per share:
Reported net income (loss) per share	$0.02	$(2.64)
Effect of amortization expense of goodwill	—	0.03

Adjusted net income (loss)	$0.02	$(2.61)

Diluted income (loss) per share:
Reported net income (loss) per share	$0.02	$(2.64)
Effect of amortization expense of goodwill	—	0.03

Adjusted net income (loss)	$0.02	$(2.61)

8.

Restructuring Charge:  In the fourth quarter of 2000, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513.  The principal actions of the restructuring plan involved the closure of facilities and consolidation of support infrastructure.  Most of the reductions occurred in the Company’s international operations.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The changes in the accrual for restructuring charges during 2002 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at January 1, 2002	$2,344	$76	$2,420
Costs incurred in the nine months ended September 30, 2002	(1,298)	—	(1,298)

Restructuring accrual balance at September 30, 2002	$1,046	$76	$1,122

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

10.

Allowance for Doubtful Accounts:  A $2,000 reserve was recorded in the allowance for doubtful accounts in June 2002.  A major customer of the Company, Adelphia Communications, filed for Chapter 11 bankruptcy protection.  The Company has subsequently written off all of the open receivables with Adelphia as of the bankruptcy date.

11.

Income Taxes: The effective tax rate of 53% for the nine month period ended September 30, 2002 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit recorded.

The Federal income taxes of the Company for the year ended December 31, 1997 and 1998 are currently under examination by the Internal Revenue Service (IRS).  In July 2002, the IRS issued the proposed result of their examination for the year ended December 31, 1997 and 1998, which increases the 1997 income tax amount due by $315 related to transfer pricing for sales to the Company’s Canadian subsidiary.  Management believes that the Company will prevail in its appeal of the proposed adjustment or that income re-allocated from Canada to the United States will result in a refund of Canadian income taxes which is substantially equal to the additional taxes due to the US.

12.

Commitments and Contingencies: In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest.  The Company has appealed the assessment and is currently providing the State of

Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $644.  The Company believes that they have meritorious defenses to the remaining claim of $644 and intends to vigorously defend its position.  The Company is also under examination by the State of Florida’s Department of Revenue for sales and use taxes.  The Company does not believe that the ultimate outcome of these examinations will result in a material impact on the Company’s consolidated results of operations or financial position.

13.

Related Party Transactions:  In May 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the company.  A sale in the amount of $800 was recorded.  Mr. Napolitano paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from the former officer included in accounts receivable at September 30, 2002 is $600.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Nine Months Ended September 30, 2002 With the Nine Months Ended September 30, 2001

          The Company earned net income of $1.5 million in the first nine months of 2002 compared to a net loss of $(24.8) million in the first nine months of 2001. The first nine months of 2001 included $33.1 million of special charges associated with the Company’s restructuring.  Excluding these special charges, the Company had a net loss of $(1.1) million in the first nine months of 2001. The improvement in earnings from 2001 to 2002 is primarily the result of the restructuring and debt reduction program that began in the third quarter of 2001.

          The restructuring program included a significant reduction in head count, a reduction in the square footage of facilities utilized and the exiting of certain product lines with the objective of reducing costs in line with anticipated levels of business.  The Company’s restructuring and debt reduction program benefited from the sale and leaseback of a building, receipt of a tax refund, the sale of excess inventory, improved receivables management and improved cash flow from operations.  The reduction in debt reduced interest expense.  The actions included in the restructuring and debt reduction plan have been substantially completed as of September 30, 2002.

          The effects of the restructuring and debt reduction plan on each line item in the Consolidated Statement of Operations are included in the following analysis.

          Net Sales.  Net sales in the first nine months of 2002 were $65.1 million, a decrease of $5.0 million or 7.1% compared with the first nine months of 2001.  The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in Europe / Middle East, Australia / Asia and domestic markets, as well as lower sales of the RF product line.  The RF product line was sold in the second quarter of 2002 as it was not generating sufficient profit and cash flow (see Note 13 to the Company’s Consolidated Financial Statements).  Sales of RF product declined $3.9 million or 66.1% from $5.9 million in the first nine months of 2001 to $2.0 million in the first nine months of 2002.  Sales to AT&T of $13.8 million in the first nine months of 2002 represented 21.2% of the Company’s sales in the period.

          Domestic net sales were $49.3 million in the first nine months of 2002, a decrease of $2.3 million or 4.5% compared with the first nine months of 2001.  The decrease resulted from a slowdown in equipment purchases by domestic telecommunications service providers.

          International net sales were $15.8 million in the first nine months of 2002, a decrease of $2.7 million or 14.6% compared with the first nine months of 2001.  Sales in Europe / Middle East decreased 37.8% to $6.1 million.  Approximately one half of the decline in Europe / Middle East was related to discontinuance of the RF product line and the remainder due to a continued slow down in the telecommunications industry.  Australia/Asia sales declined 1.8% to $5.6 million due to lower equipment purchases in Asian markets.  Sales in Canada increased 36.7% to $4.1 million due to a strong housing market, which stimulated network building by CATV customers, and to favorable weather conditions which allowed outside plant construction during winter months.

          Gross Profit.  Gross profit in the first nine months of 2002 was $21.9 million, an increase of $8.7 million compared to the first nine months of 2001.  The first nine months of 2001 included charges for an additional $8.3 million of inventory reserves and $0.2 million of costs to exit certain product lines, both of which were associated with the Company’s restructuring.  Excluding these costs, gross profit increased by $0.2 million to $21.9 million in the first nine months of 2002, from $21.7 million in the first nine months of 2001.

          Although sales declined, gross profit dollars increased due to manufacturing cost reductions that were implemented as part of the Company’s restructuring program announced in the third quarter of 2001.  The cost reductions were predominately in head count and facilities costs.

          The gross profit margin increased from 18.8% of net sales in the first nine months of 2001 to 33.6% in the first nine months of 2002.  Excluding the $8.3 million inventory reserve and $0.2 million costs to exit certain product lines in the first nine months of 2001, the gross profit margin increased from 31.0% in the 2001 period to 33.6% in the 2002 period.  The improvement is due to the head count and facility cost reductions.

          Selling.  Selling expenses were $7.0 million in the first nine months of 2002, a decrease of $3.2 million or 31.4% from the first nine months of 2001.  The decrease is due to head count reductions in selling administrative functions and lower spending on marketing programs.

          As a percentage of net sales, selling expense decreased from 14.6% in the 2001 period to 10.8% in the 2002 period due to the cost reductions noted above.

          General and Administrative.  General and administrative expenses decreased $3.4 million or 27.9% from $12.2 million in the first nine months of 2001 to $8.8 million in the first nine months of 2002.

          The first nine months of 2001 included $3.5 million of nonrecurring charges for an increase in the trade accounts receivable reserve, costs to exit certain product lines and the write down of prepaid expenses, all of which were related to the Company’s restructuring program.  The first nine months of 2002 included a $2.0 million charge to increase the allowance for bad debts as a result of the Chapter 11 bankruptcy filing of Adelphia Communications, a major customer of the Company.  Goodwill amortization of $0.6 million is included in general and administrative expenses for the first nine months of 2001 and is no longer amortized in 2002 due to a change in accounting standards.

          Excluding the $3.5 million of nonrecurring costs and $0.6 million of goodwill amortization in the 2001 period, and the $2.0 million increase in accounts receivable reserve in the 2002 period, general and administrative expenses decreased $1.3 million or 16.0% from $8.1 million in the 2001 period to $6.8 million in the 2002 period.

          The primary reasons for the $1.3 million decrease are reduced head count in administrative functions in all regions, lower facilities costs as a result of buildings vacated, and spending reductions implemented in the Company’s restructuring program.

          As a percentage of net sales, general and administrative expenses decreased from 17.4% in the 2001 period to 13.5% in the 2002 period.  Excluding the nonrecurring charges,  receivables reserves and goodwill amortization in both periods, general and administrative expenses as a percent of net sales decreased from 11.6% in the 2001 period to 10.4% in the 2002 period.

          Research and Development.  Research and development expenses decreased $0.7 million or 36.8% from $1.9 million in the first nine months of 2001 to $1.2 million in the same period of 2002.  The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities costs.  New product development programs were not affected by the change.   As a percentage of net sales, research and development expenses decreased from 2.7% in the first nine months of 2001 to 1.8% in 2002.

          Impairment of Goodwill.  In the third quarter of 2001, an impairment of goodwill was recorded for $11.8 million as a result of restructuring activities that reduced the level of foreign operations and the decision to exit certain product lines.

          Impairment of Fixed Assets.  The Company recorded an asset impairment charge of $4.3 million in the third quarter of 2001 as a result of restructuring activities intended to reduce manufacturing costs.  Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures.

          Income from Operations.  As a result of the items discussed above, income from operations increased from a loss of $(30.2) million in the first nine months of 2001 to a profit of $4.9 million in the first nine months of 2002.  Income from operations as a percentage of sales increased from (43.1)% to 7.5%.

          Interest Expense, Net.  Net interest expense in the first nine months of 2002 was $1.8 million, a decrease of $1.0 million from the first nine months of 2001.  The decrease was primarily attributable to a lower average debt level.  The Company reduced debt by $29.1 million in the first nine months of 2002 and ended September 30, 2002 with a debt balance of $7.7 million.  This compares to the September 30, 2001 debt balance of $38.9 million.

          Income Taxes.  Income tax expense was $1.6 million in the first nine months of 2002 compared to a tax credit of $8.2 million in the first nine months of 2001.  The effective tax rate of 52.8% in the first nine months of 2002 differed from the statutory rate of 37% primarily due to foreign operating losses with no benefit provided.

Comparison of the Three Months Ended September 30, 2002 With the Three Months Ended September 30, 2001

          Net Sales.  Net sales in the third quarter of 2002 were $19.4 million, a decrease of $2.9 million or 13.0% compared to the third quarter of 2001.  The decrease resulted from a slow down in equipment purchases by telecommunications service providers in Europe / Middle East, Australia / Asia and domestic markets as well as the discontinuation of the RF product line.  The RF product line was sold in the second quarter of 2002, as it was not generating sufficient profit and cash flow (see Note 13 to the Company’s Consolidated Financial Statements).

          Domestic net sales were $14.2 million in the third quarter of 2002, a decrease of $2.0 million or 12.3% compared with the third quarter of 2001.  The decrease resulted from a continued slowdown in equipment purchases by domestic telecommunications service providers.

          International net sales were $5.2 million in the third quarter of 2002, a decrease of $0.9 million or 14.8% compared to the third quarter of 2001.  Sales in Europe / Middle East decreased $1.1 million or 37.9% to $1.8 million primarily due to a general industry slowdown in the region and lower sales of the RF product line which was sold in the second quarter of 2002 (see Note 13 to the Company’s Consolidated Financial Statements).  Australia / Asia sales increased $0.3 million or 15.0% from the third quarter of 2001 to $2.3 million in the third quarter of 2002 primarily as a result of increased sales to the largest customer in the region.  Sales in Canada decreased from $1.2 million in the third quarter of 2001 to $1.1 million in the same period of 2002 due to completion of a network upgrade project by a major customer.

          Sales to AT&T of $4.7 million in the third quarter of 2002 represented 24.2% of Company sales in the period.

          Gross Profit.  Gross profit in the third quarter of 2002 was $5.4 million, an increase of $7.1 million compared to $(1.7) million in the third quarter of 2001.  The third quarter of 2001 included $8.3 million of additional inventory reserves and $0.2 million of costs to exit certain product lines, both associated with the Company’s restructuring.  Excluding these costs, gross profit declined from $6.8 million in the third quarter of 2001 to $5.4 million in the current quarter.  The decrease is due to the lower sales volume, unabsorbed manufacturing overhead due to lower production volumes, and a change in product mix.

          As a percentage of net sales, gross profit increased from (7.6)% in the third quarter of 2001 to 27.8% in the third quarter of 2002.   Excluding the additional inventory reserves and costs to exit certain product lines recorded in the third quarter of 2001, gross profit as a percentage of sales decreased from 30.5% to 27.8%.  The decrease is due to unabsorbed manufacturing overhead due to lower production volumes and a change in product mix with connectivity products being a larger percentage of total sales.  The gross profit percentage of connectivity products is historically lower than that of enclosures.

          Selling.  Selling expenses were $2.0 million in the third quarter of 2002, a decrease of $1.1 million or 35.5% from the third quarter of 2001.  The decrease is the result of head count reductions in selling administration and marketing functions, lower variable expenses such as commissions due to the lower sales, and a decrease in spending on marketing programs.

          As a percentage of net sales, selling expense decreased from 13.9% in the 2001 period to 10.3% in the 2002 period due to the cost reductions noted above.

          General and Administrative.  General and administrative expenses decreased $4.2 million or 66.7% from $6.3 million in the third quarter of 2001 to $2.1 million in the third quarter of 2002. The third quarter of 2001 included $3.5 million of nonrecurring charges for an increase in the trade accounts receivables reserve, costs to exit certain product lines and the write down of prepaid expenses, all related to the Company’s restructuring program.  Excluding the $3.5 million of nonrecurring costs, general and administrative expenses decreased $0.7 million or 25.0% to $2.1 million.  The decrease is due to reduced head count in administrative functions, lower facilities costs as a result of buildings vacated and spending reductions implemented in the Company’s restructuring program.

          As a percentage of net sales, general and administrative expenses decreased from 28.3% in the 2001 period to 10.8% in the 2002 period.  Excluding the $3.5 million of nonrecurring costs in the third quarter of 2001, general and administrative expenses decreased, as a percent of net sales, from 12.6% in the third quarter of 2001 to 10.8% in the 2002 period.

          Research and Development.  Research and development expenses of $0.4 million in the third quarter of 2002 compare to $0.6 million in the third quarter of 2001.  The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities cost.   As a percentage of net sales, research and development expenses decreased from 2.7% in the third quarter of 2001 to 2.1% in the third quarter of 2002.

          Impairment of Goodwill.  As a result of restructuring activities that reduced the level of foreign operations and the decision to exit certain product lines, an impairment of goodwill was recorded for $11.8 million in the third quarter of 2001.

          Impairment of Fixed Assets.  The Company recorded an asset impairment charge of $4.3 million in the third quarter of 2001 as a result of restructuring activities intended to reduce manufacturing costs.  Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures.

          Income from Operations.  As a result of the items discussed above, income from operations increased from a loss of $(30.8) million in the third quarter of 2001 to $0.9 million in the third quarter of 2002.  Income from operations as a percent of sales increased from (138.1)% to 4.6%.

          Interest Expense, Net.  Net interest expense in the third quarter of 2002 was $0.5 million, a decrease of $0.6 million or 54.5% from the third quarter of 2001.  The decrease was primarily attributable to a lower average debt level.  The debt balance was $38.9 million at September 30, 2001, and $7.7 million at September 30, 2002.

          Income Taxes.  Income tax expense was $0.3 million in the third quarter of 2002 compared to a tax credit of $8.0 million in the third quarter of 2001.  The effective tax rate of

63.5% in the third quarter of 2002 differed from the statutory rate of 37% primarily due to foreign operating losses with no benefit provided.

Liquidity and Capital Resources

          Net cash provided by operating activities was $18.4 million for the nine months ended September 30, 2002, an increase from $7.0 million in the same period last year. The increase is due primarily to a federal tax refund of $5.1 million and net income of $1.5 million in the first nine months of 2002 compared to a net loss of ($24.8) million in the same period of 2001.

          Net cash provided by investing activities was $5.2 million in the first nine months of 2002 while net cash used in investing activities was $2.6 million in the same period of 2001. The Company completed a real estate sale/leaseback of $6.6 million in the first nine months of 2002.

          Net cash used in financing activities was $29.5 million in the first nine months of 2002 compared to $1.3 million in the first nine months of 2001.  In the first nine months of 2002, cash used in bank debt reduction was $27.8 million.

          The cash and cash equivalents balance decreased from $8.8 million at December 31, 2001 to $2.9 million at September 30, 2002.

          Accounts receivable decreased from $13.3 million at December 31, 2001 to $10.2 million at September 30, 2002.  Days sales outstanding decreased from 64 days at December 31, 2001 to 47 days at September 30, 2002.

          Inventories decreased from $9.8 million at December 31, 2001 to $7.3 million at September 30, 2002.  Days inventory declined from 68 days at December 31, 2001 to 47 days at September 30, 2002.  The sale of excess inventory contributed to the decline.

          Accounts payable increased from $5.1 million at December 31, 2001 to $5.5 million at September 30, 2002.  Days payables was 35 days at December 31, 2001 and at September 30, 2002.

          The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s term loan of $4,712 and initial revolver balance of $2,076 as well as $9,592 in cash were used to repay in full the prior Credit Agreement. Total debt of $16,380 under the prior Credit Agreement was extinguished.  The term loan is repayable in quarterly payments based on a five-year amortization schedule, with a balloon due at the end of three years.

          Under the prior Credit Agreement, the outstanding balance bore interest payable monthly based on the bank’s base rate.  The weighted average interest rate was 7.25% for the first nine months of 2002.  Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The interest rate under the Loan and Security Agreement at September 30, 2002 was 5%.

          The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of September 30, 2002 with the covenants of the Loan and Security Agreement.

          The Company believes that cash flow from operations coupled with borrowings under the Loan and Security Agreement will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2003.

Forward-Looking Statements

          All statements contained in this quarterly report on Form 10-Q that are not statements of historical facts constitute “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any one or more of the expectations expressed in these forward-looking statements may not be realized.  Although management believes that the expectations reflected in these statements are reasonable, such statements involve certain risks, uncertainties and other factors that could cause the actual results of Channell Commercial Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include customer demand for Channell’s products, material costs that may be incurred, Channell’s ability to integrate acquired businesses, the effectiveness of the restructuring and debt reduction program commenced by Channell during the third quarter of 2001, the effectiveness of any additional restructuring programs that may be undertaken by Channell in the future, the mix of products that may be sold by Channell (i.e., whether the mix is dominated by higher margin enclosure products or lower margin connectivity products), economic trends within the telecommunications industry and worldwide economic conditions generally.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K and Proxy Statement and its Registration Statement on Form S-1 under the heading “Risk Factors”.  Channell Commercial Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company’s market risk sensitivity instruments is the potential loss arising from adverse changes in interest and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

          The Company’s credit facility allows for the outstanding balance to bear interest at a variable rate based on the lender’s base rate or LIBOR.  The credit facility exposes the operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

          A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at September 30, 2002, would change interest expense by approximately $0.05 million for the nine months ended September 30, 2002.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

          The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates.  Assets and liabilities outside the United States are primarily located in the United Kingdom, Australia, and Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term.  Accordingly, the Company does not hedge these investments.  The Company also purchases a limited portion of its raw materials from foreign countries.  These purchases are generally denominated in U.S. dollars and are accordingly not subject to exchange rate fluctuations.  The Company has not engaged in forward foreign and other similar contracts to reduce its economic exposure to changes in exchange rates because the associated risk is not considered significant.

ITEM 4.  CONTROLS AND PROCEDURES

          Based on their evaluation as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

          Subsequent to the Evaluation Date, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

          The Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business.  The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters.  Management believes that no presently pending litigation matters are likely to have a material adverse effect on the Company’s financial statements or results of operations, taken as a whole.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                         Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         Not applicable.

ITEM 5.           OTHER INFORMATION
                         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

             (a)       Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2	Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the UK Borrowers (as defined therein, if any) (11)

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (6)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (5)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (3)

10.15	Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (5)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (10)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (10)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (12)
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Sr., CEO. (12)
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas Liguori, CFO. (12)

(b)	Reports on Form 8-K

Form 8-K dated September 25, 2002 pertaining to the Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth in the Loan and Security Agreement, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the UK Borrowers (as defined therein, if any).

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-3621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1997.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 6, 1998.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.
(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 14, 2001.
(8)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2001.
(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 26, 2002.
(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q On August 9, 2002.
(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K dated September 25, 2002.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANNELL COMMERCIAL CORPORATION (Registrant)

Dated: November 12, 2002	By:	/s/ THOMAS LIGUORI

Thomas Liguori Chief Financial Officer

CERTIFICATION

I, William H. Channell, Sr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Channell Commercial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ WILLIAM H. CHANNELL, SR.

William H. Channell, Sr. Chief Executive Officer

23

CERTIFICATION

I, Thomas Liguori, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Channell Commercial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002

/s/ THOMAS LIGUORI

Thomas Liguori, Chief Financial Officer

24