Form 10-K
period 2002-12-31
CHANNELL COMMERCIAL CORP
filed 2003-03-26
CIK 1013696

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-28582

CHANNELL COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2453261

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

26040 Ynez Road
Temecula, CA 92591

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (909) 719-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 Par Value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          On March 25, 2003, the Registrant had 9,124,993 shares of Common Stock outstanding with a par value of $.01 per share.  The aggregate market value of the 4,104,863 shares held by non-affiliates of the Registrant was $28,734,041 computed by reference to the price at which the shares were last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of stockholders to be held on April 25, 2003.

i

PART I

Item 1.  Business

Background

          Channell Commercial Corporation (the “Company”) was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation.  The Company’s executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (909) 719-2600.

General

          The Company is a designer and manufacturer of telecommunications equipment supplied to cable television and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, and heat shrink products.   The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major community antenna television (“CATV”) and telephone service providers.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the portion of the local signal delivery network, commonly known as the “outside plant”, “local loop” or “last mile”, that connects the network provider’s signal origination point or local office with its residential and business customers.

Industry

          CATV and local telephone operators are building, rebuilding or upgrading signal delivery networks around the world.  These networks are designed to deliver video, voice and/or data transmissions to individual residences and businesses.  Operators deploy a variety of network technologies and architectures, such as HFC, FTTC, DLC and ADSL (see “Glossary of Terms”) to carry broadband and narrowband signals.  These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics.  Many of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

          As critical components of the outside plant, enclosure products provide (i) protection against weather and vandalism, (ii) ready access for technicians who maintain and manage the outside plant and, (iii) in some cases, provide dissipation of heat generated by the active electronic hardware.  CATV and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the signal delivery networks is likely to disrupt communications services.

          The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV operators and local telephone companies. Technological developments in the communications industry are resulting in significant increases in system upgrades.  For example, CATV networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, telephony and PCS transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line (“DSL”) technologies, which utilize installed copper wires for broadband services.  These “local loop” copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for fully sealed outside plant facilities in order to sustain network reliability and longevity.

Business Strategy

          The Company’s strategy is to capitalize on opportunities in the global communications industry by providing enclosures, connectivity products and other complementary components to meet the evolving needs of its customers’ communications networks.  The Company’s wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers. Principal elements of the Company’s strategy include the following:

          Focus on Core Telecommunications Business.The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of enclosures for the CATV and local telephone industries in the United States and Canada through new product development for both domestic and international market applications.  The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major CATV operators.

          The Company has invested in the development of a broad range of products designed specifically for telephone applications. The Company has successfully marketed its traditional CATV/broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services.  The Company will continue to target this market for growth, both with telephone network operators and with major system OEMs.

          Expand International Presence. Management believes international markets offer significant opportunities for increased sales to both CATV and telephone companies. The Company’s principal international markets currently consist of Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe.  Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many nations around the world, the focus of numerous countries on building, expanding and enhancing their communications systems in order to participate fully in the information-based global economy, and multinational expansion by many U.S.-based network carriers.  The Company currently operates overseas manufacturing operations in Australia and the U.K.  The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

          Develop New Products and Enter New Markets.  The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers.  Innovative products offered by the Company include its DSLink™ modular terminal block, its FlexPed™ free-breathing telephony enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures.  The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. patent protection.  The Company’s products are designed to improve the performance of its customers’ outside plant systems.  The Company has a proven record in designing, developing and manufacturing “next generation” products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.

Products

          The Company currently markets over 50 product families, with several thousand optional product configurations.  The primary functions of the Company’s products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security.  The Company believes that it offers one of the most complete lines of outside plant infrastructure products in the telecommunications industry.

          Enclosures.  The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major CATV and telephone company operators.  Most of the Company’s products are designed for buried and underground network applications.  The Company’s enclosure products provide technicians access to network equipment for maintenance, upgrades and installation of new services.  Buried and underground networks and enclosures are generally preferred by CATV operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations.  The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks (branded as “Rhino Enclosures™”).  The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products.  To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and concrete grade level boxes.  These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its customer base.  The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

          Copper Connectivity.   The Company is a designer and manufacturer of innovative telephone connectivity devices.  The Company’s Insulation Displacement Connector (“IDC”) technology provides advanced “tool-less” termination systems for copper wires, the predominant medium used in the “Last Mile” for telephone services worldwide.  These proprietary IDC products environmentally seal network termination points with a high level of reliability.  The Company’s DSLink TM  modular terminal block offers telephone service providers a CAT 5 solution to the rising costs of DSL deployment in the local loop. The Company’s Mini-Rocker™ line of copper connectivity modules, blocks and accessories offer tool-less installation, hinged wire-entry parts and transparent wire receivers.

          Fiber Optic Products.  The Company offers a range of fiber optic cable management products designed for use in telephone and CATV telecommunications networks.  The Company’s fiber optic splice cases are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable in the outside plant network.  Fiber optic cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables primarily for in-building applications.  Fiber optic electronic enclosures house optical electronics, power supplies and cables.  All of these products are designed and manufactured by the Company and marketed worldwide.

          OEM Programs.  The Company has OEM marketing programs through which other manufacturers incorporate the Company’s products as components of their telecommunications systems.  These OEM programs generally include exchanges of technical information that the Company can use in developing new products and improvements and enhancements to existing designs.  The Company has established additional relationships with systems integrators and innovative end users that provide valuable product improvement information.

Marketing and Sales

          The Company markets its products primarily through a direct sales force of technically trained salespeople. The Company employs an application-specific, systems approach to marketing its products, offering the customer a complete, cost-effective system solution to meet its outside plant requirements.  All sales personnel have technical expertise in the products they market and are supported by the Company’s engineering and technical marketing staff.

          An internal sales/customer service department  administers and schedules incoming orders, handles requests for product enhancements and service inquiries and supports the Company’s direct sales force. This department maintains direct communications with customers and the Company’s field sales and operations personnel.

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

Manufacturing Operations

          The Company’s vertically integrated manufacturing operations enable the Company to control each step in the manufacturing process, including product design and engineering; design and production of many of its own dies, tools and molds; and wiring, assembly and packaging.

          The Company’s manufacturing expertise enables it to modify its product lines to meet changing market demands, rapidly and efficiently produce large volumes of products, control expenses and ensure product quality.  Management considers the Company’s manufacturing expertise a distinct and significant competitive advantage, providing it with the ability to satisfy the requirements of major customers with relatively short lead-times by promptly booking and shipping orders.

          The Company owns a majority of its manufacturing equipment.  Manufacturing processes are performed by trained Company personnel.  These manufacturing processes include injection molding, structural foam molding, rotational molding, metal fabrication, automated discrete connector fabrication, rubber injection, transfer and compression molding, and termination block fabrication.  The Company has implemented several comprehensive process and quality assurance programs, including continuous monitoring of key processes, regular product inspections and comprehensive testing.  The Company’s Temecula, California manufacturing facility has received ISO-9001 certification, a worldwide industry standards certification.

          The Company’s manufacturing and distribution facilities include approximately 304,000 square feet in Temecula, California; 7,000 square feet in Mississauga, Ontario, Canada; 43,000 square feet in Orpington, United Kingdom; and 40,000 square feet in Sydney, Australia.  In November, 2001, the Company announced a restructuring plan (see Financial Statement Footnote H, Restructuring Charge) that would, among other things, reduce its facilities utilization in the U.S., U.K. and Australia operations to improve operating efficiencies and reduce facilities expense.  In December, 2002, the Company announced additional steps to rationalize international manufacturing operations to further consolidate manufacturing operations. The Company has completed the majority of its facilities reduction program.

Product Development and Engineering

          The Company’s product development and engineering staff has designed and tested the Company’s products and has developed core competencies in telecommunications outside plant product development and engineering. As a direct result, the Company has been able to develop a broad series of superior products designed to meet the specific needs of telecommunications companies.  Distinguishing characteristics of the Company’s products include:

•	Effective heat dissipation qualities;
•	Advanced copper IDC connectivity products;
•	A superior environmental sealing and protection system that, unlike many competitors’ products, does not require gels, compounds or other methods to maintain the required seal;
•	Sub-surface network access systems;
•	Product designs allowing technicians easy access through circular covers that can be removed to fully expose the enclosed electronics;
•	Compatibility with a variety of signal delivery network architectures;
•	Modular metal fabricated enclosure product line covering multiple network applications;
•	Versatility of design to accommodate network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware;
•	Excellent protection and management of optical fibers and cables; and
•	Thermoplastic Laminated Coating (TLC®) that bonds directly to metal hardware and protects against rust and deterioration

          The Company’s product development approach is applications-based and customer driven.  A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing.  The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process.  The Company spent $2.8 million in 2000, $2.3 million in 2001, and $1.6 million in 2002 on research and development.

Customers

          The Company sells its products directly to CATV operators and telephone companies throughout the world, principally within developed nations.  The Company also sells its products to OEMs on a global basis.  During 2002, the Company’s five largest customers accounted for 57.2% of total net sales.  In 2002, the Company’s five largest customers by sales in the United States were Comcast/AT&T Broadband, Time Warner, Verizon, Cox and Charter. Comcast/AT&T Broadband accounted for 28% of the Company’s net sales in 2002.  In international markets, the Company’s five largest customers in 2002 by sales were Rogers (Canada), Telstra (Australia), Unitelco (Malaysia), Fluor (U.K.) and British Telecom.

          The Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are primarily dependent upon orders booked and products shipped in the quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company’s products.  Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace.  From fiscal period to fiscal period, significant changes in the level of purchases of the Company’s products by specific customers can and do result from this periodic assessment.

Intellectual Property

          Upon the consummation of its initial public offering (the “Initial Public Offering”) in 1996, the Company became the owner of all of the patents and other technology employed by it in the manufacture and design of its products.  The Company’s patents, which expire through the year 2010, cover various aspects of the Company’s products.  In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products.

          Management does not believe any single patent or other intellectual property right is material to the Company’s success as a whole.  The Company intends to maintain an intellectual property protection program designed to preserve its intellectual property assets.

Competition

          The telecommunications industry is highly competitive.  The Company’s competitors include companies that are much larger than the Company, such as Tyco, 3M, Marconi, Arris and Corning.  The Company believes its competitive advantages include its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations.

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

          In the past, certain of the Company’s telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity.  While field testing can delay the introduction of new products, it can also act as a competitive advantage for those products tested and approved because to a certain extent it creates a barrier to new product introduction and sales by competitors.

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

          Most plastic resins are purchased under annual or multi-year contracts to stabilize costs and improve supplier delivery performance.  Neoprene rubbers are manufactured by multiple custom compounders using the Company’s proprietary formulas.  Metal products are supplied in standard stock shapes, coils and custom rollforms.

          The Company also relies on certain other manufacturers to supply products that complement the Company’s own product line, such as grade level boxes and cable-in-conduit.  The Company believes there are multiple sources of supply for these products.

Employees

          As of December 31, 2002, the Company employed 402 people, of whom 50 were in sales, 311 were in manufacturing operations, 8 were in research and development and 33 were in administration.  The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development.  None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

Regulation

          The telecommunications industry is subject to regulations in the United States and other countries.  Federal and state regulatory agencies regulate most of the Company’s domestic customers.  On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 that the President signed into law on February 8, 1996.  The Telecommunications Act lifted certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduced the regulation of the communications industry.

          The Company is also subject to a wide variety of federal, state and local environmental laws and regulations.  The Company utilizes, principally in connection with its thermoplastic manufacturing processes, a limited number of chemicals or similar substances that are classified as hazardous.  It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future.  Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner that it currently operates or is permitted to operate.  Management believes that the Company’s operations are in compliance in all material respects with current environmental laws and regulations.  Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media which could constitute violations of environmental law (and have an impact on its operations) or which could cause the Company to incur material cleanup costs or other damages.  For these reasons, the Company might become involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations.   Because certain environmental laws impose strict joint and several retrospective liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability in personal injury actions) at properties it owns or utilizes in its operations, even if the contamination were not caused by the Company’s operations.

Item 2.  Properties

          The Company’s facilities approximate 544,000 square feet, of which approximately 52%, 32% and 16% were used for manufacturing, warehouse and office space, respectively.  In Temecula, California, 261,000 square feet of the total 364,000 square feet are leased from William H. Channell, Sr., the Company’s Chairman of the Board and Chief Executive Officer.  (See “Certain Relationships and Related Transactions”, Item 13.)  The Company also leases an aggregate of approximately 180,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In November, 2001, the Company announced a restructuring plan (see Financial Statement Footnote H, Restructuring Charge) that would, among other things, reduce its facilities utilization in the U.S., U.K. and Australia operations to improve operating efficiencies and reduce facilities expense.  In December, 2002, the Company announced additional steps to rationalize international manufacturing operations to further consolidate manufacturing operations.  The Company has completed the majority of its facilities reduction program.  Included in the Company’s facilities of 544,000 square feet is 150,000 square feet that has been vacated as part of restructuring activities.  The Company is attempting to sublease the vacated space. In 2002, the Company completed a sale and leaseback of approximately 103,000 square feet of manufacturing, warehouse and office space in Temecula, California.  The Company sold approximately 53,000 square feet of manufacturing, warehouse and office space in the United Kingdom in January, 2003.  The Company considers its current facilities to be adequate for its operations.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

          The Company’s Common Stock began trading on July 2, 1996 on the National Market System maintained by the National Association of Securities Dealers (now the NASDAQ National Market) upon completion of the Company’s Initial Public Offering.  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s Common Stock, as reported on the NASDAQ National Market.

	High	Low

Year Ended December 31, 2001:
First Quarter	$8.50	$4.88
Second Quarter	7.25	4.12
Third Quarter	6.65	3.10
Fourth Quarter	3.80	2.20
Year Ended December 31, 2002:
First Quarter	$5.54	$3.25
Second Quarter	8.60	5.25
Third Quarter	6.88	2.88
Fourth Quarter	6.73	3.39

          The Company has not declared any dividends subsequent to its Initial Public Offering in July 1996.

          The Company currently anticipates it will retain all available funds to finance its business.  The Company does not intend to pay cash dividends in the foreseeable future.  Under the terms of the Company’s Loan and Security Agreement, the Company has agreed not to pay any dividends.

          As of March 25, 2003, the Company had 9,124,993 shares of its Common Stock outstanding, held by approximately 781 shareholders of record.

Item 6.  Selected Financial Data

          The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2002, have been derived from audited consolidated financial statements which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

Notes to Selected Financial Data
(amounts in thousands, except per share data)

	Year Ended December 31,

	1998	1999	2000	2001	2002

OPERATING DATA:
Net sales	$93,002	$120,688	$128,179	$88,698	$84,785
Cost of goods sold	56,578	76,115	81,108	69,892	57,450

Gross profit	36,424	44,573	47,071	18,806	27,335
Operating expenses
Selling	11,570	14,716	15,484	12,789	9,246
General and administrative	8,057	9,023	14,231	14,124	11,452
Research and development	1,863	2,629	2,771	2,331	1,619
Restructuring charge	—	—	1,513	2,999	1,228
Asset impairment charge	—	—	4,569	4,322	2,154
Goodwill impairment charge	—	—	—	11,772	966

	21,490	26,368	38,568	48,337	26,665

Income (loss) from operations	14,934	18,205	8,503	(29,531)	670
Interest income (expense), net	(1,076)	(2,650)	(2,859)	(3,874)	(1,999)

Income (loss) before income taxes	13,858	15,555	5,644	(33,405)	(1,329)
Income taxes	5,749	6,221	2,076	(8,207)	1,737

Net income (loss)	$8,109	$9,334	$3,568	$(25,198)	$(3,066)

NET INCOME PER SHARE:
Basic	$0.88	$1.03	$0.39	$(2.78)	$(0.34)
Diluted	$0.88	$1.02	$0.39	$(2.78)	$(0.34)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,199	9,094	9,091	9,050	9,048
Diluted	9,230	9,111	9,126	9,050	9,048
BALANCE SHEET DATA:
Current assets	$40,505	$48,807	$51,531	$39,626	$23,449
Total assets	98,442	114,540	116,748	85,377	54,163
Long-term obligations (including current maturities)	35,911	38,061	40,364	36,816	6,548
Stockholders’ equity	52,580	62,339	63,927	37,497	35,441
OTHER DATA:
Gross margin(1)	39.0%	36.9%	36.7%	21.2%	32.2%
Operating margin(2)	16.1	15.1	6.6	(33.3)	0.8
EBITDA(3)	$18,994	$24,743	$16,671	$(20,974)	$8,455
Capital expenditures (excluding capital leases)	10,579	9,148	11,606	3,153	1,886
Cash provided by (used in):
Operating activities	6,606	8,073	8,352	13,964	19,767
Investing activities	(22,308)	(9,361)	(11,857)	(3,153)	4,346
Financing activities	17,919	(1,728)	1,876	(2,927)	(29,832)

(1)	Gross margin is gross profit as a percentage of net sales.
(2)	Operating margin is income (loss) from operations as a percentage of net sales.
(3)

EBITDA represents income (loss) from operations before interest and income taxes, plus depreciation and amortization expense. EBITDA is not intended to represent cash flow, operating income or any other measure of performance in accordance with generally accepted accounting principles, but is included here because management believes that certain investors find it to be a useful tool for measuring a company’s ability to service its debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The Company is a designer and manufacturer of telecommunications equipment supplied to telephone and CATV network providers worldwide.  In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. The Company sells products directly to CATV operators and telephone companies throughout the United States, Canada, Australia, United Kingdom and certain other international markets, principally within developed nations.  The Company believes that many of its customers periodically review their supply relationships and consequently the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog with sales and operating results in any quarter principally dependent upon orders booked and products shipped in that quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company’s products. These factors, when combined with the Company’s operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company’s operating results to be at risk to changing customer buying patterns.  If sales levels in a particular period do not meet the Company’s expectations, operating results for that period may be materially and adversely affected.

          The Company uses numerous raw materials in its manufacturing processes.  Although management believes that the Company has adequate sources of supply for such raw materials, increases in the market prices of the Company’s raw materials could significantly increase the Company’s cost of goods sold and materially adversely affect the Company’s profitability.  The Company’s profitability may also be materially and adversely affected by decreases in its sales volume because many of the costs associated with the Company’s facilities, product development, engineering, tooling and other manufacturing processes are essentially fixed in nature and must be spread over its sales base in order to maintain historical levels of profitability.

Critical Accounting Policies

          The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is at least reasonably possible that they may ultimately differ materially from actual results.

          The critical accounting policies requiring estimates and assumptions that management believes have the most significant impact on our consolidated financial statements are:

•	Allowances for doubtful accounts

•	Allowances for excess and obsolete inventory

•	Valuation of goodwill and long-lived assets

•	Restructuring costs

•	Accounting for income taxes

          Allowance for doubtful accounts.  Allowances for doubtful accounts are maintained for estimated losses expected to result from the inability of our customers to make required payments. These estimates are based on management’s evaluation of the ability of customers to make payments, focusing on current economic conditions, customer financial conditions, historical payment experience and aging of receivable balances. An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts.

          Allowances for excess and obsolete inventory. The estimates of excess and obsolete inventory are based on management’s assumptions about and analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle and market conditions.  Management does not believe the Company’s products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required.  In the event management adjusts estimates such as forecasted sales or expected product lifecycles, the value of the Company’s inventory may become under or overstated and recognition of such under or overstatement will affect cost of sales in a future period, which could materially affect the Company’s operating results and financial position.

          Valuation of goodwill and long-lived assets.  Management reviews goodwill and long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be fully recoverable. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, and/or assumptions about and estimates of future cash flows expected to be generated from these assets. Future cash flows may be adversely impacted by operating performance, market conditions and other factors.  An impairment charge would be based on the amount by which the carrying value exceeds fair value.  Fair value is estimated by management based on market prices, if available, and/or forecasted discounted cash flows, using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required.

          Restructuring Costs.  Restructuring costs are recorded in accordance with FASB Statement 146, Accounting for Costs Associated With Exit or Disposal Activities.  One-time severance benefits for employees terminated are recorded at the time management commits to the plan to reduce the work force, knows the amount of the termination benefit, is unlikely to change the plan and has communicated to employees the intended work force reduction.  Liabilities for costs that will continue to be incurred under a contract for its remaining term without an economic benefit, such as for facility lease payments for premises vacated, are recorded when the Company ceases to use the right conveyed by the contract.  In the case of vacated leased facilities, the liability is based on the future lease payments required under the contract less the estimated future rental income the Company may earn by subletting the facilities.  These estimates of future sublet income are based on current economic conditions, current condition of the local leasing market, past experience and judgements supplied by professionals in the local real estate market.  These estimates are subject to significant uncertainty and may change.  Additional charges could be required as a result in the changes in estimates.

          Accounting for income taxes. Income taxes are recorded for each of the jurisdictions in which the Company operates. Management records the actual current income tax payable and assesses the temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Significant management judgment is involved in assessing the Company’s ability to realize any future benefit from deferred tax assets. In the event that actual results differ from management estimates and management adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Results of Operations

          The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of sales.

	Year Ended December 31,

	1999	2000	2001	2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	63.1	63.3	78.8	67.8

Gross Profit	36.9	36.7	21.2	32.2
Selling	12.2	12.1	14.4	10.9
General and administrative	7.5	11.1	15.9	13.5
Research and development	2.1	2.2	2.6	1.9
Restructuring charge	—	1.2	3.4	1.4
Asset impairment charge	—	3.5	4.9	2.5
Goodwill impairment charge	—	—	13.3	1.2

Income (loss) from operations	15.1	6.6	(33.3)	0.8
Interest income (expense), net	(2.2)	(2.2)	(4.4)	(2.4)

Income (loss) before income taxes	12.9	4.4	(37.7)	(1.6)
Income taxes	5.2	1.6	(9.3)	2.0

Net income (loss)	7.7%	2.8%	(28.4)%	(3.6)%

New Accounting Pronouncements

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

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30.  SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

          Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business).  The adoption of the provisions of SFAS No. 144 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”.  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item.  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The adoption of the provisions of SFAS No. 145 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned.”  The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.  As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The disclosure requirements have been adopted in the Company's financial statements for the year ended December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

          In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company's results of operations or financial position.

Comparison of Year Ended December 31, 2002 with Year Ended December 31, 2001

          The Company initiated actions in 2001 and 2002 to reduce debt and to reduce capacity and costs in line with decreased demand in the telecommunications industry.  These actions resulted in a lower cost structure and improved profitability in 2002 compared to 2001.  Reductions were achieved in head count, facilities square footage, overhead spending and interest expense.

          While both 2001 and 2002 include special charges to restructure operations and 2002 includes a significant receivable write-off for a customer that filed bankruptcy, costs declined in both dollar terms and as a percent of sales in 2002 compared to 2001.  Shown below are the costs in each year, both with and without the aforementioned special charges and receivables write-offs:

Amounts in millions	2001	2002	%Change

Sales	$88.7	$84.8	(4.4)%
Cost including special charges and receivables write-offs:
Cost of sales	$69.9	$57.5	(17.7)%
Cost of sales as a percent of sales	78.8%	67.8%
Selling expense	$12.8	$9.2	(28.1)%
Selling expense as percent of sales	14.4%	10.9%
General and administrative expense	$14.1	$11.5	(18.4)%
General and admin. exp. as percent of sales	15.9%	13.5%
Cost excluding special charges and receivables write-offs:
Cost of sales	$61.4	$57.1	(7.0)%
Cost of sales as a percent of sales	69.2%	67.3%
Selling expense	$12.8	$9.2	(28.1)%
Selling expense as percent of sales	14.4%	10.9%
General and administrative expense	$10.6	$9.5	(10.4)%
General and admin. exp. as percent of sales	12.0%	11.2%

          The reduction in debt was achieved by the sale/leaseback of a building, receipt of a tax refund, sale of excess and obsolete inventory and reduction in receivables.  These activities occurred throughout the year in 2002.  As a result, the interest expense reflects the gradual reduction of debt throughout the year.

Amounts in millions	2001	2002	%Change

Total debt as of December 31	$36.8	$6.5	(82.3)%
(loans, capital leases and mortgage)
Interest expense	$3.9	$2.1	(48.7)%
Interest expense as percent of sales	4.4%	2.5%

          In the fourth quarter of 2002, the Company evaluated international operations to improve profitability and  rationalize manufacturing facilities.  As a result of this evaluation, several actions were taken to further streamline manufacturing and reduce costs, primarily in Europe. These actions included the outsourcing or transfer to Australia of various manufacturing operations previously performed in the United Kingdom, the closure of the assembly operations in Malaysia and the consolidation of the management of Australian/Asian and European operations.  Additional non-recurring charges were recorded in 2002 as a result of these actions.  The effects of these charges and the charges recorded in the fourth quarter of 2002 on each line item in the Consolidated Statement of Operations are included in the following analysis.

          Net Sales.  Net sales decreased $3.9 million or 4.4% from $88.7 million in 2001 to $84.8 million in 2002.  The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in Europe and the U.S.

          Domestic net sales decreased $1.2 million or 1.8% from $65.8 million to $64.6 million.  The decrease is primarily due to one major customer that filed for bankruptcy.  Shipments to this customer after its bankruptcy filing were dramatically reduced.

          International net sales decreased $2.7 million or 11.8% from $22.9 million to $20.2 million.  Sales in Europe/Middle East decreased 33.0% to $7.3 million due to the industry slow down and the exiting of unprofitable product lines.  Australia/Asia sales of $7.5 million were the same in both 2002 and 2001.  Sales in Canada increased 21.5% to $5.4 million due to increased sales of thermoplastic and metal enclosures.

          Gross Profit.  Gross profit increased $8.5 million from $18.8 million in 2001 to $27.3 million in 2002.  In 2001, the gross profit was reduced by $8.5 million of special charges in the third quarter for inventory reserves and the costs to exit certain product lines as part of the Company’s restructuring.  In 2002, the gross profit was reduced by $0.4 million of special charges in the fourth quarter to write down inventory of discontinued products.  Excluding the special charges in both years, gross profit increased $0.4 million from $27.3 million in 2001 to $27.7 million in 2002.

          As a percentage of net sales, gross profit increased from 21.2% in 2001 to 32.2% in 2002.  Excluding the special charges recorded in both years, gross profit as a percentage of net sales increased from 30.8% in 2001 to 32.7% in 2002.  The improvement is due to the reduced labor and facility costs in 2002 that resulted from the Company’s restructuring program.

          Selling.  Selling expenses decreased $3.6 million or 28.1% from $12.8 million in 2001 to $9.2 million in 2002.  The decrease is the result of cost reductions in selling administration functions that were implemented as part of the Company’s restructuring program.

          As a percentage of net sales, selling expense decreased from 14.4% in 2001 to 10.9% in 2002.

          General and Administrative.  General and administrative expenses decreased $2.6 million or 18.4% from $14.1 million in 2001 to $11.5 million in 2002.

          The 2002 expense includes a charge of $2 million primarily to write-off a receivable for Adelphia after the company filed for Chapter 11 bankruptcy.  The 2001 expense includes non-recurring charges of $3.5 million for costs to exit certain product lines, the write-down of prepaid expenses and additions to trade accounts receivable.  Goodwill amortization of $0.6 million is included in general and administrative expenses for 2001 and was no longer amortized in 2002.

          Excluding the Adelphia write-off, non-recurring charges in both years and the goodwill amortization in 2001, general and administrative expenses declined $0.5 million or 5.0%.  The primary reasons for the $0.5 million decrease are reduced head count in administrative functions, lower facilities costs as a result of buildings vacated, and spending reductions implemented in the Company’s restructuring program.  These spending reductions were partially offset by higher costs for management incentive bonuses of $0.8 million in 2002.  There were no management incentive bonuses in 2001.

          As a percentage of net sales, general and administrative expenses decreased from 15.9% in 2001 to 13.6% in 2002.  Excluding the nonrecurring charges and goodwill amortization mentioned above, the percentage decreased from 11.3% in 2001 to 11.2% in 2002.

          Research and Development.  Research and development expenses decreased $0.7 million or 30.4% from $2.3 million in 2001 to  $1.6 million in 2002.  The decrease is the result of moving and consolidating some of the international research and development functions into U.S. operations, which reduced head count and facilities, as well as reduced spending due to depressed industry conditions.  As a percentage of net sales, research and development expenses decreased from 2.6% in 2001 to 1.9% in 2002.

          Restructuring charge.  In 2001, the Company reduced head count and closed facilities due to a slow down in the telecommunications industry and recorded a restructuring charge of $3.0 million.  The restructuring resulted in the elimination of 116 management, administrative, sales and manufacturing positions.  Facilities space vacated included manufacturing and distribution space in the United Kingdom and Australia and warehouse space in the U.S.

          In the fourth quarter of 2002, the Company further evaluated its international operations with the intent to improve profitability.  As a result, the Company initiated actions that resulted in additional head count, costs and facilities reductions in international operations, primarily in Europe.  These actions included the outsourcing or transfer to Australia of various manufacturing operations, the closure of the assembly operations in Malaysia and consolidation of management of Australian and European operations.  Restructuring charges of $1.2 million were recorded in 2002 as a result of these actions.

          Impairment of Fixed Assets.  In the third quarter of 2001, the Company recorded an asset impairment charge of $4.3 million as a result of restructuring activities to reduce manufacturing capacity and costs worldwide.

Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures.

          In 2002, an additional asset impairment charge of $2.2 million was recorded for production equipment in Europe as part of the rationalization and downsizing of international manufacturing operations and for tooling associated with products discontinued in the U.S.

          Impairment of Goodwill.  In 2001, an impairment of goodwill charge was recorded for $11.8 million as a result of restructuring activities that reduced the level of European operations and the decision to exit certain product lines.

          In 2002, a goodwill impairment charge in the Australia/Asia region was recorded for $1.0 million.  This impairment charge results in the full amortization of the goodwill associated with the A.C. Egerton acquisition.

          Income (Loss) from Operations.  As a result of the items discussed above, income from operations increased $30.2 million from a loss of ($29.5) million in 2001 to income of $0.7 million in 2002.  Operating margin as a percent of sales increased from (33.3%) to 0.8%.  Excluding the special charge in 2001 and 2002,  amortization of goodwill in 2001, and the receivable write-off in 2002, income from operations increased from $2.2 million in 2001 to $7.4 million in 2002.  Operating margins as a percent of sales excluding these costs and charges increased from 2.5% in 2001 to 8.7% in 2002.

          Interest Expense, Net.  Net interest expense decreased from $3.9 million in 2001 to $2.0 million in 2002.  The decrease was attributable to the lower level of debt in 2002 and a lower average interest rate associated with the Company’s credit agreement.

          Income Taxes.  Income tax expense increased from a tax benefit of ($8.2) million in 2001 to a tax expense of $1.7 million in 2002.  In 2001, the tax benefit resulted from the tax deductibility of certain cost and charges associated with the Company’s restructuring.  In 2002, a tax expense was recorded for income earned in the U.S.  In 2002, a tax benefit was not recorded for foreign operating losses due to the uncertainty of the realization of the tax loss carry forward.  In addition, the Company increased its valuation allowance for deferred tax assets related to net operating loss carryforwards of foreign subsidiaries.

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

          As a result of the prolonged downturn in the telecommunications industry, the Company developed and began the implementation of a restructuring plan in the third quarter of 2001.  The objectives of the restructuring plan were to:  1) downsize the Company’s cost structure to anticipated levels of business activity,  2) reduce debt to lower interest expense and afford greater flexibility in capital management, and, 3) realign asset valuations based on current economic conditions.

          Cost reductions include reducing head count to a level 42% below December 31, 2000 and facilities square footage to a level 31% lower.  The reductions affected all geographic segments although more significantly impacted international operations.  Cost reduction measures were substantially completed by December 31, 2001.

          The debt reduction plan includes the selling of obsolete inventory, the sale/leaseback of a building as well as reductions in working capital.  These activities commenced in the fourth quarter and continued through the first half of 2002.

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

          International net sales decreased $16.7 million or 42.0% from $39.6 million to $22.9 million.  Sales in Europe/Middle East decreased 49.3% to $11.0 million due to the industry slow down and the exiting of unprofitable product lines.  Australia/Asia sales declined 29.5% to $7.5 million due to lower equipment purchases from a major telecommunications customer.  Sales in Canada decreased 39.7% to $4.4 million due to reduced sales primarily in thermoplastic and metal enclosures.

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

          Research and Development.  Research and development expenses decreased $0.5 million or 17.9% from $2.8 million in 2000 to  $2.3 million in 2001. As a percentage of net sales, research and development expenses increased from 2.2% in 2000 to 2.6% in 2001.

          Restructuring charge.  In the fourth quarter of 2000, the Company recorded a restructuring charge of $1.5 million associated with activities to improve efficiency, align production costs with anticipated revenues and reduce selling, general and administrative costs.  As a result of these actions, global head count was reduced by approximately 90 positions and several facilities consolidated.  The Charlotte, North Carolina distribution facility was closed and its operations integrated into the Temecula, California facility.  Leased manufacturing space in Europe was reduced and the Hong Kong sales office was closed with the selling functions integrated into the Asian sales operations in Malaysia.

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

          Impairment of Fixed Assets.  In the fourth quarter of 2000, the Company recorded an impairment of asset charge of $4.6 million.  The charge related to certain production equipment in the European operations.  Utilization of this production equipment declined as newer, more automated equipment was purchased as part of the company’s capital expenditure program to automate production and reduce costs.  As a result, the equipment was written down by $4.6 million to reflect a reduction in the fair value of this equipment.

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

          Interest Expense, Net.  Net interest expense increased from $2.9 million in 2000 to $3.9 million in 2001.  The increase was attributable primarily to: 1) a higher average debt level, 2) a higher average interest rate on the Company’s bank debt and 3) accrued fees associated with revisions to the Credit Agreement.

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

Liquidity and Capital Resources

          Cash and cash equivalents on December 31, 2002 were $3.2 million, a decrease of $5.6 million from the December 31, 2001 balance of $8.8 million.  The decrease in cash was primarily due to repayment of debt.  Cash generated from operating activities was $19.8 million in 2002 compared to $14.0 million in 2001.  The Company received an income tax refund of $4.9 million in 2002 as a result of its net loss of $25.2 million in 2001.

          Net cash provided by investing activities was $4.3 million in 2002 as compared to net cash used in investing activities of $3.2 million in 2001.  The Company generated net proceeds of $6.2 million from a sale and leaseback of a building in its Temecula, California facilities.

          Net cash used in financing activities in 2002 was ($29.8) million, primarily for the repayment of debt. Net cash used in financing activities in 2001 was ($2.9) million.

          Accounts receivable decreased from $13.3 million at December 31, 2001 to $10.2 million at December 31, 2002 as a result of lower sales volume, improved collection activity and an increase in the accounts receivable reserve of $2.0 million primarily due to the Chapter 11 bankruptcy of a major customer.  In terms of days sales outstanding, accounts receivable decreased from 64 days at December 31, 2001 to 46 days as of December 31, 2002.

          Inventories decreased from $9.8 million at December 31, 2001, to $7.8 million at December 31, 2002, primarily due to improved inventory management at each of the Company’s business locations.  Inventory write-

offs due to discontinued products accounted for $0.4 million of the $2.0 decrease in inventory. Days inventory on hand decreased from 68 days at December 31, 2001 to 49 days at December 31, 2002.

          Accounts payable increased from $5.1 million at December 31, 2001 to $5.8 million at December 31, 2002 as days payables increased from 35 days to 37 days, respectively.

          The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000.  The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001. The Company did not repurchase stock in 2002.

          The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s term loan of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement. Total debt of $16.4 million under the prior Credit Agreement was repaid.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.

          Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The weighted average interest rate under the Loan and Security Agreement at December 31, 2002 was 4.36%.

          The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of December 31, 2002 with the covenants of the Loan and Security Agreement.

          Contractual obligations, consisting principally of payment for noncancellable operating lease obligations, long term debt and capital leases.  Future payments required under these contractual obligations have been summarized in the notes to the financial statements as follows: (i) lease commitments – Note N, (ii) long term debt – Note F, and (iii) capital lease obligations – Note G.

          The Company believes that cash flow from operations should be sufficient to fund the Company’s capital expenditure and working capital requirements through 2003.

Forward-Looking Statements and Risk Factors

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

Obsolescence and Technological Change

          The communications industry is in a state of rapid technological change.  The introduction of new technologies, network architectures or changes in industry standards can render the Company’s existing products or products under development obsolete or unmarketable.  For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks.  Further, while management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in growth of wire-line networks, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company’s business.  The Company’s growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry.  There can be no assurance that demand resulting from these emerging trends will continue or that the

Company’s products will be met with market acceptance.

Importance of New Product Development to Growth

          A significant factor in the Company’s ability to grow and remain competitive will be its ability to anticipate changes in technology and industry standards, and to successfully develop and introduce new products on a timely basis.  New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment.  Trends toward consolidation of the communications industry and convergence of technologies may require the Company to quickly adapt to rapidly changing market conditions and customer requirements.

          The Company’s manufacturing and marketing expertise has enabled it to successfully develop and market new products in the past.  However, any failure by the Company to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition.

Concentration of Customers; Limited Backlog

          The telecommunications industry is concentrated. A relatively small number of customers account for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers accounted for 44.1% and 57.2% of the Company’s total net sales in 2001 and 2002, respectively.  Comcast/AT&T Broadband accounted for 28.0% of the Company’s total net sales in 2002. AOL/Time Warner accounted for 11.2% of the Company’s total net sales in 2001.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company’s customer base but also from time to time delay customers’ capital expenditures as newly merged service providers consolidate operations.  In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected.

          The Company’s customers typically require prompt shipment of the Company’s products within a narrow timeframe.  As a result, the Company has historically operated with a relatively small backlog.  Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter.  Further, the Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company’s products.  These factors, when combined with the Company’s operating leverage (see “Operating Leverage” below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, may place the Company’s operating results at risk to changing customer buying patterns.  If sales levels in a particular period do not coincide with the Company’s expectations, operating results for that period may be materially and adversely affected.

Dependence on the Telecommunications Industry

          The Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales.  Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, the Company’s sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology.  While the industry generally experienced above average growth in the late 1990’s, in 2001 and 2002 the telecommunications equipment industry was materially adversely affected by service providers’ reductions of  their capital expenditures.

          The Company’s success is dependent upon continued demand by the communications industry for products used in signal transmission systems which may be affected by factors beyond the Company’s control, including the convergence of video, voice, and data transmission systems occurring within the CATV and telephone markets, continuing consolidation of companies within those markets and the provision of Internet access by cable operators and local telephone companies.

Price Fluctuations of Raw Materials; Availability of Complementary Products

          The Company’s cost of sales may be materially affected by increases in the market prices of the raw materials, including resins, used in the Company’s manufacturing processes.  The Company does not engage in hedging transactions for such materials, although it periodically enters into contracts for certain raw materials for as much as one year or more.  There can be no assurance that price increases in raw materials can be passed on to the Company’s customers through increases in product prices.  In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products, including grade level boxes that complement the products manufactured by the Company.  Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company’s own products.

Energy Costs and Availability

          The Company’s cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in the Company’s manufacturing processes. California is the site of the Company’s largest manufacturing operation.  The energy costs of California manufacturing firms may increase.  There exists the possibility of interruption(s) in the supply of energy to California’s manufacturing firms.  There can be no assurance that the Company’s energy costs can be passed on to the Company’s customers through increases in product prices.  Further, disruptions or delays in the supply of electricity, natural gas and water to the Company could have a material adverse effect on sales of the Company’s products.

Acquisitions and Failure to Integrate Acquired Businesses

          There can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage any such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems.  Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on the Company’s reported financial condition or results of operations, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

          In addition, there can be no assurance that any businesses acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company’s investment therein or that the Company will realize the synergies expected from such acquisitions.

          The failure to obtain any or all of the desired results from acquisitions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Operating Leverage

          Because the fixed costs of facilities, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, the Company’s ability to operate profitably is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base.  Due to this “operating leverage”, a reduction in sales or the rate of sales growth has had in the past and could have in the future a disproportionately adverse effect on the Company’s financial results.

Seasonality and Fluctuations in Operating Results

          The Company’s business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company’s products.  In addition, first quarter sales may also reflect customer delays in implementation of their annual capital expenditure plans.  The Company’s operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from and shipments to major customers, the timing of new product introductions and deployment as well as the availability of products by the Company or its competitors, the overall level of capital expenditures by CATV operators and telephone companies, market acceptance of new and enhanced versions of the Company’s products, variations in the mix of products the Company sells, and the availability and costs of raw materials.

Risks Associated with International Operations

          International sales, including export sales from U.S. operations, accounted for 32.5%, 27.2% and 23.8% of the Company’s net sales in 2000, 2001 and 2002, respectively.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely effect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations.  There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business.

Competition

          The industries in which the Company operates are highly competitive.  The level and intensity of competition may increase in the future.  The Company’s competitors include companies that are much larger than the Company, such as Tyco, 3M, Marconi, Arris and Corning.  The Company’s business strategy includes increased focus on telephone connectivity.  There can be no assurance that the Company will be able to compete successfully against its competitors, most of whom have access to greater financial resources than the Company.

Disruptions at the Company’s Manufacturing Facility; Lease with Related Party

          The majority of the Company’s manufacturing operations are currently located at the Company’s facilities in Temecula, California, which also includes the Company’s principal warehouse and corporate office operations.  The Company’s success depends in large part on the orderly operation of these facilities.  Because the Company’s manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect its business and results of operations.  The Company maintains property insurance on this facility as well as business interruption insurance.

          The Company currently leases a portion of its Temecula facilities from William H. Channell, Sr., a principal stockholder, Chairman of the Board and Chief Executive Officer of the Company.  The Company believes the terms of these leases are no less favorable than would be available from an unrelated third party after arm’s length negotiations.  Although the Company has renewal options through the year 2015 under these leases, there can be no assurance that the Company and Mr. Channell, Sr. will be able to agree on additional renewal terms for the properties currently leased by the Company.  The failure of the Company to renew the leases would require the Company to relocate its existing facilities, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

Dependence on Key Personnel

          The future success of the Company depends in part on its ability to attract and retain key executive, engineering, marketing and sales personnel.  Key personnel of the Company include William H. Channell, Sr., Chairman of the Board and Chief Executive Officer, William H. Channell, Jr., the President and Chief Operating Officer, and the other executive officers of the Company.  The market for qualified personnel in the communications industry is competitive and the loss of certain key personnel could have a material adverse effect on the Company.  The Company has an employment contract with William H. Channell, Jr.

Changing Regulatory Environment

          The communications industry is subject to regulation in the United States and other countries.  Federal and state agencies regulate most of the Company’s domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company’s business.

Uncertain Ability to Manage Industry Volatility

          The Company’s business has required and is expected to continue to require significant Company resources in terms of personnel, management and other infrastructure.  The Company’s ability to manage effectively the volatility of the telecommunications industry requires it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

Environmental Matters

          The Company is subject to a wide variety of federal, state and local environmental laws and regulations and uses a limited number of chemicals that are classified or could be classified as hazardous or similar substances.  Although management believes that the Company’s operations are in compliance in all material respects with current environmental laws and regulations, the Company’s failure to comply with such laws and regulations could have a material adverse effect on the Company.

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

	December 31, 2001				December 31, 2002

	(amounts in thousands)				(amounts in thousands)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$21,967	$25,762	$22,336	$18,633	$19,841	$25,823	$19,401	$19,720
Gross profit (loss)	6,512	8,383	(1,700)	5,611	6,482	9,988	5,435	5,430
Income (loss) from Operations	(902)	1,475	(30,802)	698	1,920	2,096	902	(4,248)
Income (loss) before income taxes	(1,719)	579	(31,895)	(370)	1,150	1,545	411	(4,435)

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

          The market risk inherent in the Company’s market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company and described below are held for purposes other than trading.

Market Risk

          The Company’s Loan and Security Agreement allows the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facility exposes operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

          If the variable rates on the Company’s Loan and Security Agreement were to increase by 1% from the rate at December 31, 2002, and if the Company had borrowed during all of fiscal 2002 the maximum amount ($25.0 million) at any time in 2002 under its credit facility at the increased interest rate, the Company’s interest expense would have increased, and net loss would have increased by $0.2 million.  A marginal income tax rate of 38.0% was used in this analysis.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 8.  Financial Statements and Supplementary Data

        Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2000, December 31, 2001, and December 31, 2002	F-4
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2000,December 31, 2001 and December 31, 2002	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2000,December 31, 2001,and December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-8

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

PART III

Item 10.  Executive Officers and Directors of the Registrant

          The following table sets forth information with respect to the Company’s executive officers and directors and their ages as of March 15, 2003.

Name	Age	Positions

William H. Channell, Sr.	75	Chairman of the Board, Chief Executive Officer and Director
William H. Channell, Jr.	45	President, Chief Operating Officer and Director
Jacqueline M. Channell	71	Secretary and Director
Bruce Glidden	74	Director
Guy Marge	59	Director
Dana Brenner	60	Director
Edward J. Burke	47	Vice President, Corporate Engineering
Timothy Hankinson	50	Managing Director, International
John B. Kaiser	51	Vice President, North American Sales
Thomas Liguori	45	Chief Financial Officer
Andrew M. Zogby	42	Vice President, Corporate Marketing
Claire Bishop	36	Finance Director, UK Operations

          The Company’s Board of Directors was comprised of six members at March 15, 2003.  The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

          William H. Channell, Sr., the son of the Company’s founder, James W. Channell, has been the Chairman of the Board since July, 1996. From 1966 to November, 2001 and since July, 2002 Mr. Channell, Sr. has been Chief Executive Officer.  Mr. Channell, Sr. is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the husband of Jacqueline M. Channell and the father of William H. Channell, Jr. His term as a Director expires in 2005.

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

          Jacqueline M. Channell is Secretary and has been a Director since 1966 except for approximately three months in 2001. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr.  Mrs. Channell’s term as a Director expires in 2003.

          Bruce Glidden became a Director of the Company in April, 2002.  Mr. Glidden was with U.S. Steel for 29 years.  From 1981 to 1985, he was President of U.S. Steel’s American Bridge Division.  In 1985, Mr. Glidden founded Glidden & Co., Ltd., a consulting firm serving the engineering profession and the construction industry.  Mr. Glidden’s term as a Director expires in 2004.

          Guy Marge became a Director of the Company in August, 2002.  Mr. Marge is President and Chief Executive Officer of Western Brass Industries, Inc. and Storm Industries, Inc.  From 1988 to 2001, Mr. Marge was Chief Executive Officer of the Milhous Group, Inc., a manufacturer of plastic, metal-formed and pre-cast concrete products.  From 1978 to 1988, Mr. Marge held executive management positions with Kearney-National, Inc., The United Groups, Inc., and Uniroyal Technology Corporation.  Mr. Marge’s term as a Director expires in 2004.

          Dana Brenner became a Director of the Company in March, 2003.  Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California, focused on medium and small businesses as well as individuals.  Mr. Brenner has over 35 years of public accounting experience with companies in various industries including manufacturing, construction, real estate, mortgage banking and credit unions.  Mr. Brenner’s term as a Director expires in 2005.

          Edward J. Burke has been the Company’s Vice President, Corporate Engineering since May, 1996 and has served in various similar capacities with the Company since 1984. Mr. Burke has held various technical positions in the thermoplastic product engineering and tooling design field since 1978.

          Timothy Hankinson joined the Company in 1998 as Managing Director, Australia and Asia as a result of the acquisition of A.C. Egerton PLC.  Mr. Hankinson had been Managing Director of A.C. Egerton PLC since 1991.  Prior to 1991, Mr. Hankinson had served as General Manager of an Australian aircraft manufacturer.  Mr. Hankinson became Managing Director, International in December, 2002.

          John B. Kaiser has been the Company’s Vice President, North American Sales since 1999.  He held the position of Director of Marketing for the Company from 1987 to 1991 and he was Vice President, Broadband Division from 1995 through 1998. Between 1991 and 1995, Mr. Kaiser held the position of District Manager, Southern California, for the General Polymers Division of Ashland Chemical, a thermoplastics distributor, where his responsibilities included general management of district operations, including sales, warehousing, procurement and logistics.

          Thomas Liguori has been the Company’s Chief Financial Officer since April, 2000.  Mr. Liguori joined the Company from Dole Food Company, where he served as Chief Financial Officer of Dole Europe in Paris, France.  From 1992 to 1996 he held various financial positions with Teledyne Inc., including Vice President, Finance for a manufacturer of consumer and industrial products.  From 1986 to 1992 Mr. Liguori was a management consultant with Deloitte & Touche.  He has over 20 years of financial, accounting and management experience.

          Andrew M. Zogby has been the Company’s Vice President, Corporate Marketing since March, 1996. Prior to joining the Company, Mr. Zogby was Director of Strategic Marketing, Broadband Connectivity Group for ADC Telecommunications, a publicly traded telecommunications equipment supplier to both telephone and CATV network providers worldwide. He had been with ADC Telecommunications since 1990. Mr. Zogby has held various technical marketing positions in the telecommunications equipment industry since 1984.

          Claire Bishop has been the Company’s Finance Director, UK Operations since June, 2000.  From 1991 to 2000, Ms. Bishop held various positions with Tyco Electronics Ltd., including Controller of the Wire and Cable Division.  From 1989 to 1991 she was an accountant with Dowty Electronics, Ltd.

Compensation of Directors

          Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as Directors.  For 2002, the Company’s non-management Directors received compensation consisting of an annual retainer fee of $25,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance.  Effective January of 2003, the fee for committee meetings was reduced to $500 and the compensation of non-management Directors on the board was capped at $35,000 per year excluding special assignments.  Mrs. Channell also receives non-management Director retainer and attendance fees. In addition, pursuant to the Company’s 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company’s Common Stock with an exercise price equal to the Initial Public Offering price, and on the date of each of the Company’s annual stockholder meetings, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting are to receive options to acquire an additional 1,000 shares of the Company’s Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

Section 16(a) Beneficial Ownership Reporting Compliance

          Information required by Item 405 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement relating to its 2003 annual meeting of stockholders.

Item 11.  Executive Compensation

Summary Compensation Table

          The following table sets forth the annual and long-term compensation of the Company’s Chief Executive Officer and the four additional most highly compensated executive officers for the years ended December 31, 2000, 2001 and 2002 (collectively, the “Named Officers”).

		Annual Compensation
					Other Annual Compensation ($)(1)		Restricted Stock Awards ($)	Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)
Name and Positions Held with the Company	Years	Salary ($)	Bonus ($)

William H. Channell, Sr. Chairman of the Board and Chief Executive Officer	2002	—	—		15,500	(4)	—	1,000	—	30,101	(10)
	2001	239,455	—		—		—	—	—	29,234	(10)
	2000	420,000	166,667		—		—	—	—	26,336	(10)
William H. Channell, Jr. President and Chief Operating Officer	2002	508,300	447,500	(5)	—		—	—	—	1,186	(10)
	2001	598,000	67,260	(6)	—		—	50,000	—	1,620	(2)
	2000	598,000	605,000	(7)	—		—	—	—	3,588	(2)
Richard A. Cude (3) Chief Executive Officer	2002	134,615	—		—		—	—	—	168,812	(8)
	2001	19,231	—		35,000	(4)	—	101,000	—	—
	2000	—	—		26,000	(4)	—	1,000	—	—
Thomas Liguori Chief Financial Officer	2002	185,250	60,060		—		—	—	—	—
	2001	188,200	—		—			44,140	—	2,212	(2)
	2000	150,000	78,000		—		—	25,000	—	900	(2)
John B. Kaiser Vice President, North American Sales	2002	147,250	47,740		—		—	—	—	2,046	(10)
	2001	150,589	—		—		—	7,470	—	4,371	(9)
	2000	149,056	117,397		—		—	5,800	—	5,999	(9)
Andrew M. Zogby Vice President, Corporate Marketing	2002	164,305	53,269		—		—	—	—	1,246	(10)
	2001	168,030	—		—		—	8,310	—	3,840	(9)
	2000	172,113	114,983		—		—	6,750	—	6,409	(9)

(1)

For each individual named, compensation excludes perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2)	Payments to the Company’s 401K plan.
(3)	Richard A. Cude served as Chief Executive Officer from November 2001 to July 2002.
(4)	Other Annual Compensation in 2000, 2001 and 2002 was for services as a Company Director.
(5)	The bonus of William H. Channell, Jr. shown in 2002 is based on Company performance in 2001 and 2002.
(6)	The bonus of William H. Channell, Jr. shown in 2001 is based on Company performance in 2000. (See “Incentive Compensation Plan”.)
(7)	The bonus of William H. Channell, Jr. shown in 2000 is based on Company performance in 1999. (See “Incentive Compensation Plan”.)
(8)	Includes income from exercised stock options and payments received by Richard A. Cude related to his resignation.
(9)	Payments to the Company’s 401K plan and life insurance premiums.
(10)	Life insurance premiums paid.

1996 Incentive Stock Plan

          The Company’s 1996 Incentive Stock Plan (the “Stock Plan”) currently permits the granting to the Company’s key employees, directors and other service providers of (i) options to purchase shares of the Company’s Common Stock and (ii) shares of the Company’s Common Stock that are subject to certain vesting and other restrictions (“Restricted Stock”).  Initially, a maximum of 750,000 shares of Common Stock were reserved for issuance under the Stock Plan.  In 1999, the Stock Plan was amended to allow a maximum of 1,500,000 shares to be issued under the Plan.  The Board of Directors is developing a new Stock Option Plan subject to stockholder approval at the Company’s 2003 Annual Meeting of Stockholders.

          During 2002, the Company granted 28,000 “non-qualified” options to 6 employees and directors.  After cancellation of options previously issued to terminated employees, there were options to acquire 916,560 shares of Common Stock outstanding at December 31, 2002.  These options vest at a rate of 33 1/3% per year beginning on the first anniversary of the date of issuance and have a term of 10 years.

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

          All options granted under the Stock Plan are non-transferable and exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option’s grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Options under the Stock Plan may be designated as “incentive stock options” for federal income tax purposes or as options which are not qualified for such treatment, or “non-qualified stock options”.  In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the stock on the date the option is granted. The exercise price of a non-qualified option need not be equal to the fair market value of the stock at the date of grant, but may be granted with any exercise price which is not less than 85% of the fair market value at the time the option is granted, as the Compensation Committee may determine. The aggregate fair market value (determined at the time the options are granted) of the shares covered by incentive stock options granted to any employee under the Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

          Upon exercise of any option, the purchase price must generally be paid in full either in cash or by certified or cashier’s check. However, in the discretion of the Compensation Committee, the terms of a stock option grant may permit payment of the purchase price by means of (i) cancellation of indebtedness owed by the Company, (ii) delivery of shares of Common Stock already owned by the optionee (valued at fair market value as of the date of exercise), (iii) delivery of a promissory note secured by the shares issued, (iv) delivery of a portion of the shares issuable upon exercise (i.e., exercise for the “spread” on the option payable in shares), or (v) any combination of the foregoing or any other means permitted by the Compensation Committee.

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

          In January 2003, the Board of Directors approved an offer allowing current employees and non-employee directors to exchange all of their outstanding options granted under the Stock Plan for new options to be granted under the Stock Plan or any other stock option plan that may be adopted by the Company.  At the time the Board approved the offer, certain employees’ and non-employee directors’ outstanding options had exercise prices that were significantly higher than the current market price of the Company’s common stock.  The Board of Directors made the offer in order to provide these option holders with the benefit of owning options that, over time, may have a greater potential to increase in value.  The Board of Directors believes that this will create better performance incentives for these option holders.

          The offer expired on March 20, 2003. A total of 1,326,890 options to purchase shares of the Company were accepted in exchange and cancelled on March 20, 2003.

          Subject to certain limitations described in the offer, participants in the offer will receive new options on one of the first five trading days that is at least six months and one day after the expiration date of the offer, which was March 20, 2003.   Therefore, the new options will be granted on one of the first five trading days beginning September 22, 2003. If the Company were to grant the new options prior to September 22, 2003, the Company may be deemed to have repriced the options.  Repricing the options would result in variable accounting for the new options, which would require the Company to record additional compensation expense each quarter for increases in the price of the Company’s common stock, if any, subject to outstanding repriced options until the repriced options were exercised or cancelled or had expired.  This could negatively affect the Company’s earnings.  By deferring the grant of the new options for at least six months and one day, the Company believes it will not have to record such a compensation expense.

          Eligible option holders who participate in the offer will receive a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange.  The number of shares covered by each new option will be equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options will be preserved and continued.  The exercise price of the new options will be equal to the closing sale price of the Company’s common stock as reported on the Nasdaq National Market on the grant date of the new options.

Options/SAR Grants Table

          The following table sets forth the stock options granted to the Named Officers for the year ended December 31, 2002.

Name	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in Fiscal Year 2002	Exercise On Base Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation of Option Term

					5%	10%

William H. Channell, Sr.	1,000	100.0%	$ 7.400	May 2012	$4,654	$11,794

On January 16, 2003, the Compensation Committee granted stock options to the following Named Officers for their contribution to reorganizing the Company in 2002.

Optionee	Number of Options

William H. Channell, Jr. (1)	321,400
Thomas Liguori	50,000
Andrew M. Zogby	50,000
John B. Kaiser	50,000

(1)	Includes a grant of 221,400 options that is subject to stockholder approval of the Company’s 2003 Stock Plan at the Company’s 2003 Annual Meeting of Stockholders.

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2002 Option/SAR Values

          The following table sets forth the number and value of outstanding stock options at December 31, 2002.  One hundred thousand (100,000) options were exercised in 2002.

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options/SARs at December 31, 2002 Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs at December 31, 2002 Exercisable/Unexercisable

William H. Channell, Sr.	—	$—	— / 1000	$ — / $ —
William H. Channell, Jr.	—	—	241,667 / 33,333	$ — / $ —
Richard A. Cude	100,000	$60,158	— / —	$ — / $ —
Thomas Liguori	—	—	31,382 / 37,758	$9,627 / $19,252
John B. Kaiser	—	—	38,358 / 6,912	$1,891 / $3,780
Andrew Zogby	—	—	42,271 / 7,789	$2,109 / $4,217

Profit Sharing and Savings Plans

          The Company maintains a plan, established in 1993, in accordance with Section 401(K) of the Internal Revenue Code.  Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law.  Employees of the Company are eligible to participate in the plan after 90 days of employment.  Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes.  The Company’s contributions are vested over five years in annual increments.

Employment Contracts

          The Company entered into a one-year employment agreement, renewable annually, with Richard A. Cude in November, 2001, when he became Chief Executive Officer.  Mr. Cude served as Chief Executive Officer from November, 2001 to July, 2002.  Mr. Cude’s annual salary was $250,000.  Mr. Cude was entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan (See below).  Mr. Cude was also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers.

          The Company entered in July, 1996 into a five year employment agreement, renewable every five years, with William H. Channell, Jr.   Mr. Channell, Jr.’s annual salary is $598,000.  Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan.  In 2002, Mr. Channell, Jr. temporarily reduced his salary due to the continuing downturn in the telecommunications industry.  His annual salary as of December 31, 2002 is $598,000.  Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers, and a cost of living adjustment.

          Mr. Channell, Sr. became Chief Executive Officer in July, 2002. Mr. Channell, Sr. had previously retired from the position in November, 2001.  Mr. Channell, Sr. did not receive a salary as Chief Executive Officer in 2002.  Mr. Channell, Sr.’s annual salary starting in January, 2003 is $250,000.  The Company had an employment agreement with Mr. William H. Channell, Sr. when he previously served as Chief Executive Officer.  His initial salary under the agreement was $520,000.  Mr. Channell, Sr.’s salary was subject to annual cost of living increases.  In 1999, Mr. Channell, Sr. reduced his hours of contribution to the Company.  He agreed to reduce his compensation proportionally by $100,000 to $420,000.  In 2001, Mr. Channell, Sr. further reduced his hours with the Company and agreed to reduce his compensation to $250,000.  In November 2001, Mr. Channell, Sr. resigned as an employee of the Company.  Mr. Channell, Sr.’s benefits include (i)  during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company’s senior executive officers, subject to a premium reimbursement obligation in the case of the medical insurance provided to Mrs. Channell, and (iii) during Mr. Channell, Sr.’s lifetime, a portion of the premiums on a life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary.

Incentive Compensation Plan

          Effective beginning in the Company’s 1996 fiscal year, the Board of Directors adopted the Company’s 1996 Performance-Based Annual Incentive Compensation Plan (the “Incentive Plan”). Eligible participants consist of key employees of  the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan are determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation

Committee, Common Stock of the Company. Mr. William H. Channell, Jr., the Company’s President, receives a bonus calculated using the factors above. The bonus was earned and payable based on continued service in subsequent years for fiscal year 2001 and prior.  In 2002, the Compensation Committee changed the bonus to be earned and payable in the current year.  The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards. No participant in the 1996 Performance-Based Annual Incentive Plan may receive awards under such plan during any fiscal year of the Company in excess of $1,000,000 or 100,000 shares of Common Stock.

          The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors.  As of March 15, 2003, the members of this Committee included Mr. Guy Marge, as Chairperson, Mr. William H. Channell, Sr. and Mr. Dana Brenner. It is the responsibility of the Committee to review and approve the Company’s executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

          The following is a line graph presentation comparing the Company’s cumulative total return since the Initial Public Offering in July 1996 to December 31, 2002 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

Board Meetings and Committees

          The Board of Directors held eleven meetings during the fiscal year ending December 31, 2002. The Board has two standing committees: the Audit Committee and the Compensation Committee, both established in June 1996. The Board does not have a Nominating Committee. The Audit Committee recommends engagement of the Company’s independent accountants, approves the services performed by such accountants and reviews and evaluates the Company’s accounting systems and its system of internal accounting controls. Two of the three members of the Audit Committee are independent as defined by NASD rule 4200(a)(14). Mr. Brenner does not qualify as independent because fees paid to the firm at which he is managing partner for tax and audit support related services in a previous year exceed the NASD limit. The Board of Directors selected Mr. Brenner to serve on the Audit Committee due to his accounting experience and knowledge of the Company. As of January 1, 2004, the factor that disqualifies Mr. Brenner as independent will no longer be a factor. The Board has adopted a written charter for the Audit Committee. The Compensation Committee makes recommendations to the full Board of Directors regarding levels and types of compensation of the Company’s executive officers and administers the 1996 Stock Plan. See “Executive Compensation” and “Description of Certain Plans”. In 2002, the Audit Committee met two times and the Compensation Committee met two times in performing their responsibilities. In 2002, no director failed to attend at least 75% of the aggregate number of Board and Committee meetings during the period of his or her service.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          During 2002, members of the Company’s Compensation Committee consisted of Messrs. Guy Marge, Eugene R. Schutt, Jr. and Peter J. Hicks.  Messrs. Eugene R. Schutt, Jr. and Peter J. Hicks resigned from the Board of Directors in December, 2002.  No additional information concerning the Compensation Committee or the Company’s executive officers is required by Item 402 of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information required by Item 201(d) of Regulation SK is incorporated by reference to the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

          The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock (as provided to the Company by such persons or the record holder of such shares).

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	No. of Shares Owned	Exercisable Options (1)	Total	Percent of Class

William H. Channell, Sr. and Jacqueline M. Channell, as co-trustees of the Channell Family Trust 26040 Ynez Road Temecula, CA 92591	3,250,830	5,001	3,255,831	35.6%
William H. Channell, Jr. 26040 Ynez Road Temecula, CA 92591	815,250	258,334	1,073,584	8.9%
Rutabaga Capital Management, LLC 64 Broad Street Boston, MA 02109	1,019,200	—	1,019,200	11.2%
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	701,300	—	701,300	7.7%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	610,000	—	610,000	6.7%
Royce & Associates, Inc. 1414 Avenue of the Americas New York, NY 10019	568,200	—	568,200	6.2%
Fidelity Management & Research Co. 82 Devon Street Boston, MA 02109	499,700	—	499,700	5.5%
The Taylor Family Trust 1450 Ravenswood Lane Riverside, CA 92506	469,960	—	469,960	5.2%
Carrie S. Channell 18 Buena Vista Avenue Mill Valley, CA 94941	450,000	—	450,000	4.9%

(1) Refers to the number of shares covered by options exercisable within 60 days of March 7, 2003.

Security Ownership of Management

          The following table sets forth certain information, as of March 7, 2003, concerning the beneficial ownership of common stock by the Company’s directors and Named Officers, and all directors and executive officers of the Company as a group.

	Amount and Nature of Beneficial Ownership

Name of Beneficial Owner	No. of Shares Owned	Exercisable Options (1)	Total	Percent of Class

William H. Channell, Sr.	3,250,830	—	3,250,830	35.6%
Jacqueline M. Channell	—	5,001	5,001	0.0%
William H. Channell, Jr.	815,250	258,334	1,073,584	8.9%
Thomas Liguori	30,300	43,048	73,348	*
Bruce Glidden	1,000	—	1,000	*
Guy Marge	—	—	—	0.0%
Dana Brenner	—	—	—	0.0%
John B. Kaiser	890	38,425	39,315	*
Andrew Zogby	900	42,338	43,238	*
All present directors and executive officers as a group (12 in number)	4,100,170	441,065	4,541,235	44.9%

*     Less than 1%

(1)  Refers to the number of shares covered by options exercisable within 60 days of March 7, 2003.

Item 13.  Certain Relationships and Related Transactions

          The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William H. Channell, Sr., a principal stockholder, Chairman of the Board and Chief Executive Officer of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $2.7 million incurred in connection with construction of the building.  The loan amount subject to the guarantee is expected to decline before expiring in 2016.  At December 31, 2002, the outstanding loan balance subject to the guarantee totaled $1.9 million.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.  The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.  As part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities.  The Company intends to sublease the vacated warehouse space.

          In January 2001, the Company guaranteed personal debt of William H. Channell, Jr., the Company’s President and Chief Operating Officer, of $0.6 million.  In connection with this guarantee, William H. Channell, Jr. paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock.  It was not practicable to estimate the fair value of the guarantee. The guarantee was canceled by the lender in March 2002.

          In May, 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800,000 was recorded. RMS Communications, Inc. paid the Company $125,000 in cash at the time of sale, and the remaining $675,000 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2002 is $578,000.

Item 14.  Controls and Procedures

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements and schedules are filed as a part of this report:
	(1)	Consolidated Financial Statements
See index included in Part II, Item 8.
	(2)	Consolidated Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.
(a)(3) and (c). The following exhibits are filed herewith:

(b) Reports on Form 8-K

Form 8-K dated September 25, 2002 pertaining to the Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth in the Loan and Security Agreement, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any).

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2	Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)

10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement, William H. Channell Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
23	Consent of Certified Public Accountants (8)
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Sr., CEO. (8)
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas Liguori, CFO. (8)

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-3621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form8-K on May 18, 1998.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form10-K on March 31, 1999.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form10-K on April 2, 2001.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form10-Q on August 9, 2002.
(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form8-K dated September 25, 2002.
(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 12, 2002.
(8)	Filed herewith.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2001 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Channell Commercial Corporation for each of the three years ended December 31, 2002.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

          /s/ Grant Thornton LLP

Los Angeles, California
February 7, 2003

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,
(amounts in thousands)

	2001	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,762	$3,162
Accounts receivable, net	13,301	10,156
Inventories	9,776	7,757
Deferred income taxes	1,473	1,037
Prepaid expenses and other current assets	1,238	1,090
Income taxes receivable	5,076	247

Total current assets	39,626	23,449
PROPERTY AND EQUIPMENT, net	38,718	25,431
DEFERRED INCOME TAXES	5,124	4,367
INTANGIBLE ASSETS, net of amortization of $3,057 and $207 in 2001 and 2002	1,463	504
OTHER ASSETS	446	412

	$85,377	$54,163

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS - CONTINUED

December 31,
(amounts in thousands)

	2001	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,090	$5,820
Short term debt (including current maturities of long term debt)	30,228	952
Current maturities of capital lease obligations	1,983	694
Accrued restructuring liability	2,420	2,155
Accrued expenses	3,554	3,625

Total current liabilities	43,275	13,246
LONG-TERM DEBT, less current maturities	3,991	4,877
CAPITAL LEASE OBLIGATIONS, less current maturities	614	25
DEFERRED GAIN ON SALE LEASEBACK TRANSACTION	—	574
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, authorized— 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized— 19,000 shares; issued – 9,269 in 2001 and 9,369 in 2002; outstanding - 9,025 shares in 2001 and 9,125 shares in 2002	93	94
Additional paid-in capital	28,334	28,655
Treasury stock – 244 shares in 2001 and 2002	(1,871)	(1,871)
Retained earnings	13,622	10,556
Accumulated other comprehensive income (loss) - Foreign currency translation	(2,681)	(1,993)

Total stockholders’ equity	37,497	35,441

	$85,377	$54,163

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year ended December 31,
(amounts in thousands, except per share data)

	2000	2001	2002

Net sales	$128,179	$88,698	$84,785
Cost of goods sold	81,108	69,892	57,450

Gross profit	47,071	18,806	27,335

Operating expenses
Selling	15,484	12,789	9,246
General and administrative	14,231	14,124	11,452
Research and development	2,771	2,331	1,619
Restructuring charge	1,513	2,999	1,228
Asset impairment charge	4,569	4,322	2,154
Goodwill impairment charge	—	11,772	966

	38,568	48,337	26,665

Income (loss) from operations	8,503	(29,531)	670
Interest income	222	72	89
Interest expense	(3,081)	(3,946)	(2,088)

Income (loss) before income tax expense (benefit)	5,644	(33,405)	(1,329)
Income tax expense (benefit)	2,076	(8,207)	1,737

Net income (loss)	$3,568	$(25,198)	$(3,066)

Net income (loss) per share
Basic	$0.39	$(2.78)	$(0.34)

Diluted	$0.39	$(2.78)	$(0.34)

Net income (loss)	$3,568	$(25,198)	$(3,066)
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	(2,100)	(937)	688

Comprehensive net income (loss)	$1,468	$(26,135)	$(2,378)

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2000, 2001 and 2002
(amounts in thousands)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings	Accumulated other comprehensive Income (loss)	Total stockholders’ equity

	Shares	Amount		Shares	Amount

Balance, January 1, 2000	9,237	$92	$27,991	161	$(1,352)	$35,252	$356	$62,339
Exercise of employee stock options, including tax benefit	32	1	343	—	—	—	—	344
Treasury stock acquired	—	—	—	31	(224)	—	—	(224)
Foreign currency translation	—	—	—	—	—	—	(2,100)	(2,100)
Net income for the year	—	—	—	—	—	3,568	—	3,568

Balance, December 31, 2000	9,269	$93	$28,334	192	$(1,576)	$38,820	$(1,744)	$63,927
Treasury stock acquired	—	—	—	52	(295)	—	—	(295)
Foreign currency translation	—	—	—	—	—	—	(937)	(937)
Net loss for the year	—	—	—	—	—	(25,198)	—	(25,198)

Balance, December 31, 2001	9,269	$93	$28,334	244	$(1,871)	$13,622	$(2,681)	$37,497
Exercise of employee stock Options	100	1	321	—	—	—	—	322
Foreign currency translation	—	—	—	—	—	—	688	688
Net loss for the year	—	—	—	—	—	(3,066)	—	(3,066)

Balance, December 31, 2002	9,369	$94	$28,655	244	$(1,871)	$10,556	$(1,993)	$35,441

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
(amounts in thousands)

	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$3,568	$(25,198)	$(3,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,168	8,557	7,785
Asset impairment charge	4,569	4,322	2,154
Goodwill impairment charge	—	11,772	966
Loss on disposal of fixed assets	—	353	288
Amortization of deferred gain on sale leaseback	—	—	30
Deferred income taxes	(2,442)	(3,709)	1,193
Changes in assets and liabilities:
Accounts receivable	(931)	10,157	3,120
Inventories	(1,904)	11,330	2,182
Prepaid expenses and other current assets	538	304	156
Income taxes receivable	(2,022)	(2,889)	4,682
Other assets	1,191	69	32
Accounts payable	(4,654)	(3,348)	562
Restructuring liability	1,323	1,408	(388)
Accrued expenses	948	836	71

Net cash provided by operating activities	8,352	13,964	19,767

Cash flows from investing activities:
Purchase of property and equipment	(11,606)	(3,153)	(1,886)
Proceeds from sale of property and equipment	110	—	6,232
Contingent purchase payments related to the acquisition of A.C. Egerton (Holdings) PLC	(361)	—	—

Net cash (used in) provided by investing activities	(11,857)	(3,153)	4,346

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Year ended December 31,
(amounts in thousands)

	2000	2001	2002

Cash flows from financing activities:
Repayment of debt	$(11,025)	$(2,553)	$(35,133)
Proceeds from issuance of long-term debt	15,284	2,500	6,742
Payment of capital lease obligations	(2,503)	(2,579)	(1,763)
Purchase of treasury stock	(224)	(295)	—
Exercise of employee stock options	344	—	322

Net cash (used in) provided by financing activities	1,876	(2,927)	(29,832)

Effect of exchange rates on cash	(191)	(35)	119

Increase (decrease) in cash and cash equivalents	(1,820)	7,849	(5,600)
Cash and cash equivalents, beginning of year	2,733	913	8,762

Cash and cash equivalents, end of year	$913	$8,762	$3,162

Cash paid during the year for:
Interest	$3,081	$3,801	$1,608

Income taxes	$6,956	$752	$1,122

The accompanying notes are an integral part of these statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE A— DESCRIPTION OF BUSINESS

The Company is a designer and manufacturer of telecommunications equipment supplied to cable television and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the portion of a local signal delivery network, commonly known as the “outside plant” or “local loop”, that connects the network provider’s signal origination office with residences and businesses.

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates— In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the inventory valuation reserve, restructuring accruals associated with vacated facilities and the deferred tax asset valuation allowance.  Actual results could differ from those estimates and the differences could be material.

Basis of Consolidation— The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation— Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates.  Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income.  Foreign currency transaction gains and losses are included in general and administrative expenses.  Transactions gains and losses were not significant in 2001 and 2002.

Cash and Cash Equivalents— For purposes of reporting cash flows, cash and its equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

Inventories— Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.

Property and Equipment— Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Capital lease assets are amortized using the straight-line method over the useful lives of the assets. Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

Impairment of Long-Lived Assets— When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists.  If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

Intangible Assets— In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists.  Intangible assets with finite lives will continue to be amortized over their useful lives.  SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date.  The Company has adopted this Standard as of January 1, 2002.  In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $10,303.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

Below is the calculation of reported net income (loss) adjusted for the effect of amortization expense for the years ended December 31, 2000 and 2001 (in thousands):

	Year ended December 31,

	2000			2001

		Per Share Amount			Per Share Amount

	Amount	Basic	Diluted	Amount	Basic	Diluted

Reported net earnings (loss)	$3,568	$0.39	$0.39	$(25,198)	$(2.78)	$(2.78)
Add back amortization of goodwill	876	0.10	0.10	696	0.08	0.08

Adjusted net earnings (loss)	$4,444	$0.49	$0.49	$(24,502)	$(2.70)	$(2.70)

In December 2002, the Company reported an impairment of goodwill of $966 associated with the Australia/Asia operation.

Revenue Recognition and Accounts Receivable Reserves— Revenues include sales and fees earned on sales by licensees and are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.  Title passes generally upon shipment.  Provisions for estimated sales returns, sales allowances and uncollectible accounts are made at the time of sale based on (i) the Company’s estimate of the rate on which customers take discounts allowed and (ii) the Company’s specific assessment of the collectability of all past due accounts.

Shipping Costs— Shipping and handling costs are charged to expense as incurred.  Total shipping costs of $1,839, $1,752 and $1,170, are included in selling expenses for 2000, 2001 and 2002, respectively.

Income taxes— Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes.  These deferred income taxes are measured by applying currently enacted income tax rates.  A valuation allowance reduces deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Income (loss) per share— Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2000		2001		2002

	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic income (loss) per share	9,091	$0.39	9,050	$(2.78)	9,048	$(0.34)
Effect of dilutive stock options	35	—	—	—	—	—

Diluted income (loss) per share	9,126	$0.39	9,050	$(2.78)	9,048	$(0.34)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2000	2001	2002

Options to purchase shares of common stock	204	1,092	917
Exercise prices	$12.00 – $13.75	$3.05 – $13.75	$3.05 – $13.75
Expiration dates	July 2006 – July 2010	July 2006 – December 2011	July 2006 – May 2012

Fair value of financial instruments— The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value because of the short maturity of these financial instruments.  Long-term obligations are carried at amounts that approximate fair value.  The estimated fair value of the long-term obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

Reclassifications— Certain reclassifications have been made to the 2000 and 2001 financial statements to conform with the 2002 presentation, including the reclassification of the 2000 accrued restructuring liability from accrued expenses on the consolidated balance sheet.

Accounting for Stock-Based Compensation— Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost has not been significant for 2000, 2001 and 2002.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income (loss) and income (loss) per share would have been:

	Net income	Net income (loss) per share

		Basic	Diluted

2000
As reported	$3,568	$0.39	$0.39
Pro forma	$3,210	$0.35	$0.35
2001
As reported	$(25,198)	$(2.78)	$(2.78)
Pro forma	$(25,536)	$(2.82)	$(2.82)
2002
As reported	$(3,066)	$(0.34)	$(0.34)
Pro forma	$(3,371)	$(0.37)	$(0.37)

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

Recent Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003.  The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30.  SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business).  The adoption of the provisions of SFAS No. 144 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”.  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business,

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Continued

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item.  SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The adoption of the provisions of SFAS No. 145 in fiscal 2002 did not have any impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned.”  The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 and does not expect the adoption to have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure— an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.  As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The disclosure requirements have been adopted in the Company's financial statements for the year ended December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company's results of operations or financial position.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE C— INVENTORIES

     Inventories are summarized as follows:

	2001	2002

Raw materials	$4,738	$3,324
Work-in-process	2,605	2,374
Finished goods	2,433	2,059

	$9,776	$7,757

NOTE D— PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

	2001	2002	Estimated useful lives

Machinery and equipment	$53,262	$46,523	3-10 years
Office furniture and equipment	3,573	2,978	3 -7 years
Leasehold improvements	3,707	2,891	15-20 years
Building and building improvements	6,045	4,114	30 years
Land	1,574	—

	68,161	56,506
Less accumulated depreciation and amortization	(29,443)	(31,075)

	$38,718	$25,431

Included in machinery and equipment is $10,848 and $10,874 of equipment under capital lease at December 31, 2001 and 2002.  Accumulated amortization of assets under capital lease totaled $5,514 and $7,208 at December 31, 2001 and 2002, respectively.  See Note G.

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

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE D— PROPERTY AND EQUIPMENT— Continued

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

As a result of the restructuring activities in the fourth quarter of 2002 to rationalize international operations and reduce manufacturing costs, certain production equipment, tooling and leasehold improvements have been idled or sold.  An impairment review of these assets was conducted.  In the fourth quarter of 2002, the Company adjusted the carrying value of their production equipment and tooling and leasehold improvements, resulting in a noncash impairment charge of $2,154.  The 2002 impairment charge includes approximately $1,665 for equipment in the European Operations and $489 for production tooling in the United States.

NOTE E— ACCRUED EXPENSES

Accrued expenses consist of the following:

	2001	2002

Accrued vacation	$626	$621
Accrued bonus	—	260
Other	2,928	2,744

	$3,554	$3,625

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE F— LONG-TERM DEBT

Long-term debt consists of the following:

	2001	2002

Revolving credit facility with asset-based lender. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The weighted average interest rate under the revolving credit facility and the term loan was 4.36% at December 31, 2002. The loan is collateralized by all of the company’s assets.	$—	$1,095
Term Loan with asset-based lender. Term Loan has a three year term and is repayable in equal quarterly payments based on a five year amortization schedule with a balloon payment at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR.	—	4,712
Senior credit facility with two banks.  The outstanding balance bore interest, payable quarterly, at a variable rate of 2.5% over the administrative agent bank’s base rate.  At December 31, 2001  the weighted average interest rate on outstanding borrowings was 7.25%. The loan was collateralized by substantially all of the Company’s assets and up to 65% of the capital stock of the Company’s subsidiaries.  There was no unused availability under the senior credit facility at December 31, 2001.  In March 2002, the Company made a $3,000 principal payment.  In addition, scheduled principal payments of $4,250 were made on March 31, 2002 and June 30, 2002. The remaining balance was repaid in September, 2002.
	30,131	—

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE F— LONG-TERM DEBT— Continued

	2001	2002

Note payable to financial institution payable in monthly principal and interest installments of $30. The note bore interest at 6.85% and was collateralized by certain land and buildings. The note was repaid in full in June, 2002.	$4,070	$—
Automobile loan payable in monthly principal and interest installments of $1. The note bore interest at 8.5% and was collateralized by the automobile acquired. This note was repaid in full in 2002.	18	—
Automobile loan payable in monthly principal and interest installments of $1 through April, 2005. The note is non-interest bearing and is collateralized by the automobile.	—	22

	34,219	5,829
Less current maturities	30,228	952

	$3,991	$4,877

The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002.  The Agreement has a $1,000 sub-limit for letters of credit.  As of December 31, 2002, outstanding letters of credit totaled $550.  The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio and other financial covenants.  The Company was in compliance as of December 31, 2002 with the covenants of the Loan and Security Agreement.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE F— LONG-TERM DEBT— Continued

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  In fiscal 2002, the Company recorded income of $30 related to the amortization of the deferred gain leaving an unamortized balance of $574.

Long-term debt at December 31, 2002 is schedule to mature as follows:

Year	Amount

2003	$952
2004	952
2005	3,925
Thereafter	—

$5,829

NOTE G— CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases.  The leases expire on various dates through August 2004.  Future minimum payments, by year, are as follows:

Year

2003	$694
2004	55

749
Less amount representing interest	30

719
Less current maturities	694

$25

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE H— RESTRUCTURING CHARGES

2000 Restructuring Charge

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

Employee severance and related benefit costs	$621
Costs associated with vacated facilities	819
Legal and professional services	73

$1,513

Severance

The Company had a total reduction of approximately 90 employees, approximately 10% of the total force.  The reductions affected 55 employees in the European operations, consisting of factory direct labor, factory support and administrative positions, and 35 people in North America, consisting of factory direct labor, factory support and administrative positions.

Costs Associated with Vacated Facilities

The Company accrued $819 as the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases.  In the European operations, two smaller facilities were vacated as of December 31, 2000, and a third larger facility was vacated in September 2001.  The Charlotte, North Carolina distribution facility was vacated April 30, 2001.  The Hong Kong sales office was vacated on February 28th, 2001.  The majority of accrued lease expenses related to the European facilities.

Legal and Professional Services

The Company incurred legal and professional fees in the fourth quarter of 2000 associated with the implementation of the above restructuring activities in the international operations.  These services primarily relate to labor issues.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE H— RESTRUCTURING CHARGES— Continued

2001 Restructuring Charge

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

Employee severance and related benefit costs	$935
Costs associated with vacated and sold facilities	1,959
Lease cancellations and other asset sales	105

$2,999

Severance

The Company had a total reduction of 116 employees, approximately 20% of the total force. The reductions affected 83 employees in the European operations, consisting of factory direct labor, factory support, management, administrative and sales positions, 28 people in the United States, consisting of management administrative, and sales positions, two employees in Australia and three employees in Canada.

Costs Associated with Vacated and Sold Facilities

The Company has accrued $1,959, consisting principally of the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases.  In the European operations, the manufacturing and distribution facility in Warrington, U.K. was closed. One half of the manufacturing and distribution facility in Sydney, Australia was vacated.  In the United States, warehouse space in a leased facility was vacated and a separate facility that the Company owned was sold as part of a sale and leaseback agreement in 2002.

Lease Cancellations and Other Asset Sales

The Company terminated various auto leases, office equipment leases, and software maintenance contracts, and sold vehicles that were no longer needed.  The lease cancellations and vehicle sales resulted in costs of approximately $105.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE H— RESTRUCTURING CHARGES— Continued

2002 Restructuring Charge

In the fourth quarter of 2002, the Company announced a restructuring plan to rationalize international manufacturing operations.  As part of the plan, various manufacturing operations previously performed in the U.K. were either transferred to Australia or outsourced.  The management of Australia/Asia and Europe was consolidated under the Managing Director, International.  The restructuring charge totaled $1,228.  The major components of the 2002 restructuring charge are as follows:

Employee severance and related benefit cost	$163
Cost associated with vacated facilities	1,065

$1,228

Severance

The Company had a reduction of employees in the European operations. The reduction was associated with the reduced level of manufacturing operations in the U.K. going forward.

Cost Associated with Vacated Facilities

The Company has accrued $1,065 consisting principally of the costs of the remaining payments on leased facilities vacated less anticipated future income from sublease.  All of the facilities are located in the United Kingdom.  The accrual represents additional amounts the Company anticipated to be incurred in addition to those originally accrued in the 2000 and 2001 restructuring.  The additional accrual is necessary due to market conditions in the United Kingdom which have made it difficult to sublet the properties.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE H— RESTRUCTURING CHARGES— Continued

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The changes in the accrual for restructuring charges during 2000, 2001 and 2002 are summarized in the table below:

	Facilities	Workforce Reduction	Professional Services and Other Charges	Total

Charges to operations in three months ended December 31, 2000	$819	$621	$73	$1,513
Costs incurred in three months ended December 31, 2000	(31)	(86)	(73)	(190)

Restructuring accrual balance at December 31, 2000	788	535	—	1,323
Costs incurred in three months ended March 31, 2001	(53)	(196)	—	(249)

Restructuring accrual balance at March 31, 2001	735	339	—	1,074
Costs incurred in three months ended June 30, 2001	(16)	(16)	—	(32)

Restructuring accrual balance at June 30, 2001	719	323	—	1,042
Charges to operations in three months ended September 30, 2001	1,959	935	105	2,999
Costs incurred in three months ended September 30, 2001	—	(385)	—	(385)

Restructuring accrual balance at September 30, 2001	2,678	873	105	3,656
Costs incurred in three months ended December 31, 2001	(334)	(797)	(105)	(1,236)

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE H— RESTRUCTURING CHARGES— Continued

	Facilities	Workforce Reduction	Professional Services and Other Charges	Total

Restructuring accrual balance at December 31, 2001	$2,344	$76	$—	$2,420
Costs incurred in three months ended March 31, 2002	(534)	—	—	(534)

Restructuring accrual balance at March 31, 2002	1,810	76	—	1,886
Charges to operations in three months ended June 30, 2002	—	—	—	—
Costs incurred in three months ended June 30, 2002	(351)	—	—	(351)

Restructuring accrual balance at June 30, 2002	1,459	76	—	1,535
Charges to operations in three months ended September 30, 2002	—	—	—	—
Costs incurred in three months ended September 30, 2002	(413)	—	—	(413)

Restructuring accrual balance at September 30, 2002	1,046	76	—	1,122
Charges to operations in three months ended December 31, 2002	1,065	163	—	1,228
Costs incurred in three months ended December 31, 2002	(16)	(179)	—	(195)

Restructuring accrual balance at December 31, 2002	$2,095	$60	$—	$2,155

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE I— GOODWILL IMPAIRMENT CHARGE

Pursuant to its policy, the Company reviews the carrying value of goodwill whenever events and circumstances indicate that the carrying value of a business may not be recoverable from the estimated future cash flow expected to result from its use and eventual disposition.  As a result of the restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines, an impairment review of goodwill was conducted.  The goodwill impairment review included a valuation analysis of the relevant operations as a basis of measurement of the goodwill impairment charge.  In the third quarter of 2001, the Company adjusted the carrying value of goodwill resulting in a non-cash impairment charge of $11,772.  In the fourth quarter of 2002, the Company adjusted the carrying value of the goodwill in the Company’s Australia operations resulting in a non-cash impairment charge of $966.

NOTE J— INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2000	2001	2002

Current
Federal	$3,247	$(4,941)	$347
State	863	50	92
Foreign	408	393	105

	4,518	(4,498)	544

Deferred
Federal	(992)	(2,172)	1,158
State	(483)	(1,316)	(857)
Foreign	(967)	(221)	892

	(2,442)	(3,709)	1,193

Total income tax expense (benefit)	$2,076	$(8,207)	$1,737

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE J— INCOME TAXES— Continued

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2000	2001	2002

U.S. Federal statutory rate	34%	(34)%	(34)%
State income taxes, net of federal tax benefit	5	(5)	(5)
Nondeductible meals and entertainment	1	1	1
Change in valuation allowance	—	11	164
Effect of subsidiaries taxes at other than the U.S. statutory rate	(3)	2	5

	37%	(25)%	131%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2002

Assets
Patents	$719	$609
Allowance for bad debts	18	209
Inventory capitalization	204	168
Vacation pay	261	266
Accrued liabilities and reserves	703	390
Deferred gain on sale leaseback	—	246
Restructuring charge	1,235	546
Impairment charge	4,682	4,424
State tax credits and loss carryforwards	325	684
Foreign tax credit and loss carryforwards	4,100	5,387
Valuation allowance	(3,208)	(5,387)

	9,039	7,542

Liabilities
State taxes	699	756
Amortization of goodwill	198	—
Accelerated depreciation	1,545	1,382

	2,442	2,138

Net deferred tax asset	$6,597	$5,404

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE J— INCOME TAXES— Continued

The classification of the net deferred tax asset between current and non-current is as follows:

	2001	2002

Net current asset	$1,473	$1,037
Net long-term asset	5,124	4,367

Net deferred tax asset	$6,597	$5,404

At December 31, 2002, the Company had approximately $18,200 of international operating loss carryforwards (primarily in the United Kingdom and Australia) with a potential tax benefit of $5,387.  These loss carryforwards do not expire.  The Company has recorded a 100 % valuation allowance in 2002 on the deferred tax asset relating to the foreign net operating loss carryforwards because of uncertainty regarding its realization.  The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical domestic taxable income and projections for future taxable income over periods that the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2002.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

NOTE K— STOCKHOLDERS’ EQUITY

In July 1996, the Company adopted the 1996 Incentive Stock Plan (the 1996 Stock Plan), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company’s common stock.  The options have a term of ten years and generally become fully vested by the end of the third year.  In May 1999, the 1996 Stock Plan was amended to increase the authorized number of shares issued to 1,500.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE K— STOCKHOLDERS’ EQUITY— Continued

Plan transactions are as follows:

	2000		2001		2002

	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding January 1,	768	$10.86	849	$11.30	1,092	$9.78
Granted	140	13.29	274	5.20	28	4.09
Exercised	(32)	10.81	—	—	(100)	3.22
Canceled	(27)	10.26	(31)	11.86	(103)	10.47

Options outstanding December 31,	849	$11.30	1,092	$9.78	917	$10.24

Options available for grant at December 31,	619		376		451

Weighted average fair value of options granted during the year are as follows:

	2000	2001	2002

Exercise price is below market price at date of grant	—	—	—
Exercise price equals market price at date of grant	$5.88	$2.30	$4.09

The following information applies to options outstanding at December 31, 2002:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$3.050 - $3.551	106	9	$3.29
$6.500 - $9.625	88	7	7.97
$10.063 - $13.750	723	5	11.53

	917	6	$10.24

At December 31, 2002, 746 of the 917 options outstanding are exercisable by the optionee.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE K— STOCKHOLDERS’ EQUITY— Continued

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2000	2001	2002

Expected life (years)	5 years	5 years	5 years
Risk-free interest rate	6.0%	5.5%	3.0%
Expected volatility	40%	40%	40%
Expected dividend yield	—	—	—

NOTE L— RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law.  Employees of the Company are eligible after 90 days of employment.  Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes.  The Company’s contributions are vested over five years in equal increments.  The accompanying statements of operations include contribution expense of  $212, $125 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE M— RELATED PARTY TRANSACTIONS

The Company leases two of its three facilities in Temecula, California from the Company’s principal stockholder, Chairman of the Board and Chief Executive Officer.  The leases provide for payments of insurance, repairs, maintenance and property taxes, and extend through 2005.  The Company has two five-year renewal options to extend the terms of both leases to 2015.  Rent expense paid under the leases was $1,158, $1,169 and $1,253 for the years ended December 31, 2000, 2001 and 2002, respectively.  As a part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities.  The Company intends to sublease the vacated warehouse space.

In 1997, the Company guaranteed debt of the Company’s principal stockholder, Chairman of the Board, and Chief Executive Officer of approximately $2,700.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2016. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2002, the outstanding loan balance subject to the guarantee totaled $1,858.

In January 2001, the Company guaranteed personal debt of, William H. Channell, Jr. , the Company’s President and Chief Operating Officer of $650.  The guarantee was terminated in March 2002.  In connection with this guarantee, William H. Channell, Jr. paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock.

The Company purchased insurance through Talbot Agency Inc. in 2000, 2001 and 2002.  Roy H. Taylor, President of Talbot Agency Inc. is a co-trustee of the Taylor Family Trust, a beneficial owner of more than 5% of the Company’s outstanding stock.  The total premiums and fees paid for insurance obtained through the Talbot Agency for the years ended December 31, 2000, 2001 and 2002 was $1,396, $1,265 and $253 respectively, which included commissions earned.

In May, 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2002 is $578.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE N— COMMITMENTS AND CONTINGENCIES

The Company leases equipment and manufacturing and office space under several operating leases expiring through 2007.  Rent expense under all operating leases amounted to $2,032, $2,188 and $2,665 for the years ended December 31, 2000, 2001 and 2002, respectively.  Total future minimum rental payments under noncancellable operating leases as of December 31, 2002, including the operating leases with the related party discussed in Note M, are as follows:

Year	Amount

2003	$1,981
2004	1,910
2005	1,940
2006	672
2007	691
Thereafter	—

$7,194

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

The Federal income taxes of the Company for the years ended December 31, 1997 and 1998 are currently under examination by the Internal Revenue Service (IRS).  In July, 2002, the IRS issued the proposed result of their examination for the years ended December 31, 1997 and 1998, which increases the 1997 income tax amount due by $315 related to transfer pricing for sales to the Company’s Canadian subsidiary.  Management believes that the Company will prevail in its appeal of the proposed adjustment or that income re-allocated from Canada to the United States will result in a refund of Canadian income taxes which is substantially equal to the additional taxes due to the US.

In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600 including interest.  The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $644.  The Company believes that they have meritorious defenses to the remaining claim of $644 and intends to vigorously defend its position.  The Company is also under examination by the State of Florida’s Department of Revenue for sales and use taxes.  The Company does not believe that the ultimate outcome of these examinations will result in a material impact on the Company’s consolidated results of operations or financial position.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE O— CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom.  Cash balances held in financial institutions outside of the United States was not significant at December 31, 2001 and 2002.  Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is concentrated, with relatively few customers accounting for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers (by sales volume) accounted for 40.4%, 44.1% and 57.2% of the Company’s total net sales in 2000, 2001 and 2002.  Two customers, AT&T Broadband and AOL Time Warner, accounted for 11.2% and 10.4% respectively, of the Company’s net sales in 2000.  One customer, AOL Time Warner, accounted for 11.2% of the Company’s total net sales in 2001.  One customer, Comcast/AT&T Broadband, accounted for 28% of the Company’s net sales in 2002.  Mergers and acquisitions in the telecommunications industry are not only increasing the concentration of the industry and of the Company’s customer base, but also from time to time delay customers’ capital expenditures as newly merged services providers consolidate their operations.  The Company generally extends credit to these customers.  Its exposure to credit risk is affected by conditions in the telecommunications industry.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral.  The Company experienced significant credit loss in 2002 due to bankruptcy declared by one of the Company’s major customers, Adelphia Communications.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE P— SEGMENT AND GEOGRAPHIC INFORMATION

The Company operated in four geographic segments as a manufacturer and supplier of telecommunications equipment.  The four geographic regions were: the United States, Europe/Middle East, Canada and Australia/Asia.  The following tables summarize segment information:

	2000	2001	2002

Revenues from unrelated entities (1):
United States (2)	$88,531	$65,762	$64,612
Europe/Middle East	21,746	11,036	7,343
Canada	7,270	4,405	5,351
Australia/Asia	10,632	7,495	7,479

	$128,179	$88,698	$84,785

Income (loss) from operations:
United States	$16,212	$(4,407)	$6,697
Europe/Middle East	(7,878)	(19,160)	(5,302)
Canada	1,286	405	298
Australia/Asia	(1,117)	(6,369)	(1,023)

	$8,503	$(29,531)	$670

Interest income:
United States	$207	$61	$86
Canada	15	11	3

	$222	$72	$89

Interest expense:
United States	$2,630	$3,639	$1,637
Europe/Middle East	447	307	294
Canada	4	—	26
Australia/Asia	—	—	131

	$3,081	$3,946	$2,088

(1)	Inter-geographic revenues were not significant. Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.
(2)	Includes export sales of approximately $1,971, $1,175 and $1,476 in 2000, 2001 and 2002, respectively.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE P— SEGMENT AND GEOGRAPHIC INFORMATION— Continued

	2000	2001	2002

Income tax expense (benefit):
United States	$2,635	$(7,009)	$1,634
Europe/Middle East	(783)	(1,567)	—
Canada	474	229	103
Australia/Asia	(250)	140	—

	$2,076	$(8,207)	$1,737

Identifiable assets:
United States	$64,868	$60,211	$38,131
Europe/Middle East(3)	34,827	15,489	8,077
Canada	2,525	2,123	1,929
Australia/Asia (4)	14,528	7,939	6,026

	$116,748	$85,762	$54,163

Depreciation and amortization
United States	$5,296	$6,643	$5,977
Europe/Middle East	1,932	1,263	1,125
Canada	117	140	34
Australia/Asia	823	511	649

	$8,168	$8,557	$7,785

Capital expenditures:
United States	$5,815	$1,847	$1,346
Europe/Middle East	4,996	643	460
Canada	41	15	0
Australia/Asia	754	648	80

	$11,606	$3,153	$1,886

(3)	Includes long-lived assets in the United Kingdom of $18,980, $7,703 and $5,582 in 2000, 2001 and 2002, respectively.
(4)	Includes long-lived assets in Australia of $8,194, $4,231 and $2,581 in 2000, 2001 and 2002, respectively.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE P— SEGMENT AND GEOGRAPHIC INFORMATION— Continued

The Company had revenues from external customers from the following product lines:

	2000	2001	2002

Enclosures	$96,861	$68,994	$65,748
Connectivity	23,351	13,499	10,525
Other	7,967	6,205	8,512

Total	$128,179	$88,698	$84,785

NOTE Q— QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2000, 2001 and 2002 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2000
Net sales	$32,250	$35,722	$33,182	$27,025
Gross profit	11,241	13,884	12,525	9,421
Net income (loss)(1)	1,611	3,132	2,048	(3,223)
Income (loss) per share(1)
Basic	0.18	0.34	0.23	(0.35)
Diluted	0.17	0.34	0.22	(0.35)

2001
Net sales	$21,967	$25,762	$22,336	$18,633
Gross profit	6,512	8,383	(1,700)	5,611
Net income (loss)(2)	(1,271)	352	(23,909)	(370)
Income (loss) per share(2)
Basic	(0.14)	0.04	(2.64)	(0.04)
Diluted	(0.14)	0.04	(2.64)	(0.04)

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2000, 2001 and 2002
(amounts in thousands, except per share data)

NOTE Q— QUARTERLY FINANCIAL DATA (Unaudited) — Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net sales	$19,841	$25,823	$19,401	$19,720
Gross profit	6,482	9,988	5,435	5,430
Net income (loss)(3)	496	820	150	(4,532)
Income (loss) per share (3)
Basic	0.05	0.09	0.02	(0.50)
Diluted	0.05	0.09	0.02	(0.50)

(1)

In the fourth quarter of 2000, the Company recorded a restructuring charge of $1,513 ($923 after tax, or $0.10 per share). See Note H.  During the fourth quarter of 2000, the Company also recorded a charge for the impairment of long-lived assets of $4,569 ($2,787 after tax, or $0.31 per share).  See Note D.

(2)

In the third quarter of 2001, the Company recorded a restructuring charge of $2,999 (see Note H).  During the third quarter of 2001, the Company also recorded a charge for the impairment of goodwill of $11,772 (see Note I) and a charge for impairment of fixed assets of $4,322 (see Note D).

(3)

In the fourth quarter of 2002, the Company recorded a restructuring charge of $1,228 (see Note H). The Company also recorded asset impairment charges totaling $1,665 (see Note D), a charge for production tooling of $489 (see Note D), and a charge for goodwill impairment totaling $966 (see Note I).

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
	Balance at Beginning of Period		Charged to Cost and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Allowance for bad debts	(2002)	$102	$2,065	$—	$(1,544)	$623
	(2001)	104	1,751	—	(1,753)	102
	(2000)	98	61	—	(55)	104
Allowance for inventories	(2002)	$38	$302	$—	$—	$340
	(2001)	20	8,500	—	(8,482)	38
	(2000)	124	—	—	(104)	20

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

G-1

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 25, 2003.

CHANNELLCOMMERCIAL CORPORATION
a Delaware corporation

By	/s/ WILLIAM H. CHANNELL, Sr.

William H. Channell, Sr. Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 26, 2003.

Signature	Capacity in Which Signed

/s/ WILLIAM H. CHANNELL, Sr	Chairman of the Board, Chief Executive Officer and Director

William H. Channell, Sr.

/s/ WILLIAM H. CHANNELL, Jr	President, Chief Operating Officer and Director

William H. Channell, Jr.

/s/ JACQUELINE M. CHANNELL	Secretary and Director

Jacqueline M. Channell

/s/ BRUCE GLIDDEN	Director

Bruce Glidden

/s/ GUY MARGE	Director

Guy Marge

/s/ DANA BRENNER	Director

Dana Brenner

/s/ THOMAS LIGUORI	Chief Financial Officer

Thomas Liguori