Form 10-K/A
period 2002-12-31
CHANNELL COMMERCIAL CORP
filed 2003-03-31
CIK 1013696

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-28582

CHANNELL COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2453261

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

On March 26, 2003, Channell Commercial Corporation filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (the “2002 Form 10-K”). The Company hereby amends the 2002 Form 10-K to include within it, on its signature page, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). No other amendments or changes are or were made to the 2002 Form 10-K, which is set forth herein in its entirety. Although the Section 302 Certifications were sent to the Securities and Exchange Commission along with the 2002 Form 10-K on the date it was originally filed, such certifications were inadvertently labeled as correspondence and thus were not included as part of the public filing.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 28, 2003.

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By	/s/ THOMAS LIGUORI

Thomas Liguori Chief Financial Officer

CERTIFICATION

                 I, William H. Channell, Sr., Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Channell Commercial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: March 25, 2003

/s/ William H. Channell, Sr.

William H. Channell, Sr.
Chairman and Chief Executive Officer

CERTIFICATION

                 I, Thomas Liguori, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Channell Commercial Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: March 25, 2003

/s/ Thomas Liguori

Thomas Liguori
Chief Financial Officer