Form 10-Q
period 2003-03-31
CHANNELL COMMERCIAL CORP
filed 2003-05-12
CIK 1013696

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

9,124,993  shares of common stock of the Registrant were outstanding at May 9, 2003.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(amounts in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Net sales	$16,218	$19,841
Cost of goods sold	11,736	13,359

Gross profit	4,482	6,482

Operating expenses
Selling	2,302	2,169
General and administrative	1,852	2,001
Research and development	395	392

	4,549	4,562

(Loss) income from operations	(67)	1,920
Interest expense, net	121	770

(Loss) income before income taxes	(188)	1,150
Income taxes	100	654

Net (loss) income	$(288)	$496

Net (loss) income per share
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.05

Net (loss) income	$(288)	$496
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	470	(66)

Comprehensive net income	$182	$430

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,061	$3,162
Accounts receivable, net	9,695	10,156
Inventories	8,036	7,757
Deferred income taxes	1,037	1,037
Prepaid expenses and misc. receivables	1,315	1,090
Income taxes receivable	406	247

Total current assets	24,550	23,449
Property and equipment at cost, net	21,353	25,431
Deferred income taxes	4,467	4,367
Intangible assets, net	504	504
Other assets	424	412

	$51,298	$54,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,487	$5,820
Short term debt (including current maturities of long term debt)	952	952
Current maturities of capital lease obligations	474	694
Accrued restructuring liability	1,941	2,155
Accrued expenses	3,638	3,625

Total current liabilities	11,492	13,246

Long term debt, less current maturities	3,597	4,877
Capital lease obligations, less current maturities	27	25
Deferred gain on sale leaseback transaction	559	574
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized -19,000 shares; issued - 9,369 shares in December 31, 2002 and March 31, 2003; outstanding - 9,125 shares in December 31, 2002 and March 31, 2003	94	94
Additional paid-in capital	28,655	28,655
Treasury stock - 244 shares in 2002 and 2003	(1,871)	(1,871)
Retained earnings	10,268	10,556
Accumulated other comprehensive income (loss) - Foreign currency translation	(1,523)	(1,993)

Total stockholders’ equity	35,623	35,441

Total liabilities and stockholders’ equity	$51,298	$54,163

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(288)	$496
Depreciation and amortization	1,633	1,693
Deferred income taxes	(100)	667
Loss on disposal of fixed assets	95	—
Foreign currency transaction gain	38	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	416	315
Inventories	(202)	460
Prepaid expenses	(10)	314
Other	(13)	35
Income taxes receivable	(215)	—
Increase (decrease) in liabilities:
Accounts payable	(983)	421
Accrued expenses	43	(131)
Restructuring liability	(196)	(220)
Income taxes payable	—	100

Net cash provided by operating activities	218	4,150

Cash flows from investing activities:
Acquisition of property and equipment	(126)	(296)
Proceeds from the sales of property and equipment	2,277	—

Net cash provided by (used in) investing activities	2,151	(296)

Cash flows from financing activities:
Repayment of debt	(1,280)	(7,283)
Repayment of obligations under capital lease	(223)	(604)

Net cash used in financing activities	(1,503)	(7,887)

Effect of exchange rates on cash	33	6

Increase (decrease) in cash and cash equivalents	899	(4,027)
Cash and cash equivalents, beginning of period	3,162	8,762

Cash and cash equivalents, end of period	$4,061	$4,735

Cash paid during the period for:
Interest	$88	$658

Income taxes	$282	$36

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
March 31, 2003 and 2002
(amounts in thousands, except per share data)

1.

Unaudited financial statements:  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and March 31, 2002 and its cash flows for the three months ended March 31, 2003 and 2002.  The results of operations and cash flows for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.	Inventories: Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2003	December 31, 2002

Raw Materials	$3,142	$3,324
Work-in-Process	2,283	2,374
Finished Goods	2,611	2,059

	$8,036	$7,757

3.

(Loss) income per share:  Basic (loss) income per share excludes dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the three month periods ended March 31, 2003 and 2002.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  Options to acquire the Company’s common stock were not included in the computation of diluted loss per share for the three months ended March 31, 2003 because they are anti-dilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted (loss) income per share computations for the three months ended March 31 (shares in thousands):

	Three months ended March 31,

	2003		2002

	Shares	Per Share Amount	Shares	Per Share Amount

Basic (loss) income per share	9,125	$(0.03)	9,025	$0.05
Effect of dilutive stock options	—	—	41	—

Diluted (loss) income per share	9,125	$(0.03)	9,066	$0.05

The following options were not included in the computation of diluted income (loss) per share due to their anti-dilutive effect:

	March 31, 2003	March 31, 2002

Options to purchase shares of common stock	233	882
Exercise prices	$3.05 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - January 2013	July 2006 - December 2011

4.

Stock Based Compensation:  Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost related to option grants has not been significant for 2002 and 2003.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net (loss) income and (loss) income per share would have been:

	Three Months Ended March 31,

	2003	2002

Reported net (loss) income (in thousands)	$(288)	$496
Proforma net (loss) income (in thousands)	$(289)	$477
Reported basic net (loss) income per share	$(0.03)	$0.05
Proforma basic net (loss) income per share	$(0.03)	$0.05
Reported diluted net (loss) income per share	$(0.03)	$0.05
Proforma diluted net (loss) income per share	$(0.03)	$0.05

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,

	2003	2002

Expected life (years)	5 years	5 years
Risk-free interest rate	3.0%	3.0%
Expected volatility	40%	40%
Expected dividend yield	—	—

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired on March 20, 2003.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.

5.

Segments: The Company’s predominant business is the manufacturing and distribution of telecommunications equipment.  As a result of rationalizing and streamlining international operations, the Company has changed its segment reporting in the first quarter of 2003.  There are now two segments:  Americas and International.  Americas includes businesses in the United States, Central and South America and Canada.  International includes businesses in Europe, Africa, Middle East, Australia and Asia.  Some of the previous reporting segments have been combined due to their reduced size as a result of the general downturn in the telecommunications industry, the rationalization of various product lines within the former segments and changes in the management structure of the Company.  The new reporting segments reflect the current management structure and the reporting used internally by executive management to manage the businesses.  The following tables summarize segment information for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,

	2003	2002

Revenues from unrelated entities (1):
Americas	$13,069	$16,499
International	3,149	3,342

	$16,218	$19,841

	Three Months Ended March 31,

	2003	2002

(Loss) income from operations:
Americas	$495	$2,507
International	(562)	(587)

	$(67)	$1,920

Interest expense, net:	$(7)	$650
Americas	128	120
International
	$121	$770

(1) Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Three Months Ended March 31,

	2003	2002

Enclosures	$12,982	$15,672
Connectivity	1,794	2,597
Other	1,442	1,572

	$16,218	$19,841

Included in the Connectivity revenues for the three months ended March 31, 2003 and 2002 are revenues from the RF product line of $0 and $803, respectively.  The RF product line was sold in the second quarter of 2002 (see Note 11).

The Company has identifiable assets in the following geographic regions:

	March 31, 2002	December 31, 2003

	(Unaudited)
Identifiable Assets:
Americas	$37,681	$40,060
International	13,617	14,103

	$51,298	$54,163

6.

Recent Accounting Pronouncements:  In January 2003, the FASB issued Interpretation “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.  As the adoption of this standard involves disclosures only, SFAS No. 148 did not have a material impact on the results of operations, financial position or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The disclosure requirements have been adopted in the Company’s financial statements for the year ended December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is “planned.”  The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial position.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company at the beginning of fiscal 2003.  The adoption of SFAS No. 143 did not have a material impact on its consolidated financial position or results of operations.

7.

Restructuring Charge:  In the fourth quarter of 2000, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of $1,513.  The principal actions in the restructuring plan involved the closure of facilities and consolidation of support infrastructure.  Most of the reductions occurred in the Company’s international operations.

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

In the fourth quarter of 2002, the Company announced a restructuring plan to further rationalize international manufacturing operations.  As part of the plan, various manufacturing operations previously performed in the U.K. were either transferred to Australia or outsourced.  The management of Australia/Asia and Europe was consolidated under the Managing Director, International.  The restructuring charge totaled $1,228.  The principal actions in the restructuring plan involved the closure of facilities and a reduction in head count.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.   The changes in the accrual for restructuring charges during 2003 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at January 1, 2003	$2,095	$60	$2,155
Costs incurred in the three months ended March 31, 2003	196	18	214

Restructuring accrual balance at March 31, 2003	$1,899	$42	$1,941

8.

Sale Leaseback Arrangement:  In January 2003, the Company entered into a sale of a facility located in Orpington Kent, United Kingdom.  The proceeds from the sale totaled $2,441 and resulted in a pretax loss of $110 which is included in general and administrative expense.  Terms of the sale included a provision for the Company to lease back the facility for one year at no charge. Included in the proceeds was prepaid rent for one year which totaled $213.  The resulting lease is being accounted for as an operating lease.

9.

Income Taxes: The effective tax rate of (53%) for the three month period ended March 31, 2003 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit recorded.

The Federal income taxes of the Company for the years ended December 31, 1997, 1998, 2000, and 2001 are currently under examination by the Internal Revenue Service (IRS).  In July 2002, the IRS issued the proposed result of their examination for the years ended December 31, 1997 and 1998, which increases the 1997 income tax amount due by $315 related to transfer pricing for sales to the Company’s Canadian subsidiary.  Management believes that the Company will prevail in its appeal of the proposed adjustment or that income re-allocated from Canada to the United States will result in a refund of Canadian income taxes which is substantially equal to the additional taxes due to the US.

10.

Commitments and Contingencies: In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest.  The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $644.  The Company believes that they have meritorious defenses to the remaining claim of $644 and intends to vigorously defend its position.  The Company is also under examination by the State of Washington for sales and use tax and business and occupation tax.  The Company believes that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

11.

Related Party Transactions:  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by, Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from RMS Communications, Inc., included in accounts receivable at March 31, 2003 is $531.

12.

Concentrations:  Sales to Comcast of $4.1 million in the first quarter of 2003 represented 25.4% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company.  Sales to AOL/Time Warner of $2.7 million in the first quarter of 2003 represented 16.9% of the Company sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Comparison of the Three Months Ended March 31, 2003 With the Three Months Ended March 31, 2002

          Net Sales.  Net sales in the first quarter of 2003 were $16.2 million, a decrease of $3.6 million or 18.3% compared to the first quarter of 2002.  The decrease was mainly in the Americas.  Poor weather conditions in the eastern United States and Canada affected the installation of outside plant products.  Customers were also slow in approving and implementing 2003 capital expenditure spending programs, which delayed purchases.  Americas net sales were $13.1 million in the first quarter of 2003, a decrease of $3.4 million or 20.8% compared with the first quarter of 2002.

          International net sales were $3.1 million, a decrease of $0.2 million or 5.8%.  The decrease in International sales was primarily in European markets due to lower sales of the RF product line.  The RF product line was sold in the second quarter of 2002.

          Sales to Comcast of $4.1 million in the first quarter of 2003 represented 25.4% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company.  Sales to AOL/Time Warner of $2.7 million in the first quarter of 2003 represented 16.9% of the Company sales.

          Gross Profit.  Gross profit in the first quarter of 2003 was $4.5 million, a decrease of $2.0 million compared to $6.5 million in the first quarter of 2002.  The decrease is mainly due to the lower sales volume, which resulted in lower manufacturing production rates and unabsorbed overhead.  A secondary factor was product mix, predominately in the Americas.  The change in product mix was due to a higher percentage of connectivity sales and a higher percentage of products purchased externally for resale that the Company sells as a package with core product lines, both of which have lower gross margins than enclosures that are manufactured internally.

          As a percentage of net sales, gross profit decreased from 32.7% in the first quarter of 2002 to 27.7% in the first quarter of 2003.   The reasons for the decrease are the same as those noted above for gross profit dollars.

          Selling.  Selling expenses were $2.3 million in the first quarter of 2003, an increase of $0.1 million or 6.1% from the first quarter of 2002.  The increase is due to higher freight expense mainly due to fuel costs.

          As a percentage of net sales, selling expense increased from 11.0% in the 2002 period to 14.2% in the 2003 period.  The higher percentage is due to an increase in freight costs causing selling expenses to remain relatively unchanged even though net sales declined.

          General and Administrative.  General and administrative expenses were $1.9 million in the first quarter for 2003, a decrease of $0.1 million or 7.4%.  The decrease is due to cost reductions in administrative functions within the Americas operations.  As a percentage of net sales, general and administrative expenses increased from 10.1% in the 2002 period to 11.4% in the 2003 period.

          Research and Development.  Research and development expenses of $0.4 million in the first quarter of 2003 were unchanged from the first quarter of 2002.  As a percentage of net sales, research and development expenses increased from 2.0% in the first quarter of 2002 to 2.4% in the first quarter of 2003.

          Income from Operations.  Income from Operations decreased from a profit of $1.9 million in the first quarter of 2002 to a loss of $(0.1) million in the first quarter of 2003.  The decline is primarily attributable to the lower level of net sales in the period.  Income from operations as a percentage of sales decreased from 9.7% to (0.4)%.

          Interest Expense, Net.  Net interest expense in the first quarter of 2003 was $0.1 million, a decrease of $0.7 million or 84.3% from the first quarter of 2002.  The decrease was attributable to a lower debt level.

          Income Taxes.  Income tax expense was $0.1 million in the first three months of 2003 compared to $0.7 million in the first quarter of 2002.  Although in the first quarter of 2003 the Company reported a loss before tax on a consolidated basis, which would imply no tax expense, the consolidated results were comprised of a profit in the Americas and a loss in International.  The income tax expense is associated  primarily with profit earned in the Americas.

Liquidity and Capital Resources

          Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2003, a decrease from $4.2 million in the same period of last year.  The decrease is due primarily to a reduction in account payables, a net loss of ($0.3) million in the first quarter of 2003 as compared to a net income of $0.5 million in the same period of 2002, an increase in deferred income taxes of $0.1 million versus a decrease in deferred income taxes of $0.7 million in the same period of 2002, and an increase in inventories of $0.2 million as compared to a decrease in inventories of $0.5 million in the first quarter of 2002.

          Net cash provided by investing activities was $2.2 million in the first three months of 2003 while net cash used in investing activities was $0.3 million in the same period of 2002.  In the first three months of 2003, the Company sold a building in the U.K. for $2.2 million in cash.

          Net cash used in financing activities was $1.5 million in the first three months of 2003 compared to $7.9 million in the first three months of 2002.  In both periods, the Company repaid debt.

          The cash and cash equivalents balance increased from $3.2 million at December 31, 2002 to $4.1 million at March 31, 2003.

          Accounts receivable decreased from $10.2 million at December 31, 2002 to $9.7 million at March 31, 2003.  Days sales outstanding decreased from 48 days at December 31, 2002 to 47 days at March 31, 2003.

          Inventories increased from $7.8 million at December 31, 2002 to $8.0 million at March 31, 2003.  Days inventory was 52 days at December 31, 2002 and at March 31, 2003.

          Accounts payable decreased from $5.8 million at December 31, 2002 to $4.5 million at March 31, 2003.  Days payables was 34 days at December 31, 2002 and 33 days at March 31, 2003.

          The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.

          Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The weighted average interest rate under the Loan and Security Agreement at March 31, 2003 was 4.06%.

          The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of March 31, 2003 with the covenants of the Loan and Security Agreement.

          The Company believes that cash flow from operations coupled with borrowings under the Loan and Security Agreement will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2003.

Forward-Looking Statements

          All statements contained in this quarterly report on Form 10-Q that are not statements of historical facts constitute “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any one or more of the expectations expressed in these forward-looking statements may not be realized.  Although management believes that the expectations reflected in these statements are reasonable, such statements involve certain risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include customer demand for the Company’s products, material costs that may be incurred, the Company’s ability to integrate acquired businesses, the effectiveness of the restructuring and debt reduction program commenced by the Company during the third quarter of 2001, the effectiveness of any additional restructuring programs that may be undertaken by the Company in the future, the mix of products that may be sold by the Company (i.e., whether the mix is dominated by higher margin enclosure products or lower margin connectivity products), economic trends within the telecommunications industry and worldwide economic conditions generally.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K and its Registration Statement on Form S-1 under the heading “Risk Factors”.  The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company’s market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

          The Company’s Loan and Security Agreement allows for the outstanding balance to bear interest at a variable rate based on the lender’s base rate or LIBOR.  The credit facility exposes the operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

          A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at March 31, 2003, would change interest expense by approximately $0.01 million for the three months ended March 31, 2003.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

          To satisfy their responsibility for financial reporting, the Company’s CEO and CFO have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the Company’s management in order to ensure compliance.  In addition, the Company’s Audit Committee meets regularly with management and the independent accountants to review accounting, auditing and financial matters.  The Audit Committee and the independent accountants have free access to each other, with or without management being present.

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

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Sr., CEO. (8)
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Thomas Liguori, CFO. (8)

(b) No Reports were filed on Form 8-K in the first quarter of 2003.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-3621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 9, 2002.
(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K dated September 25, 2002.
(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 12, 2002.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2003

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By:	/s/ THOMAS LIGUORI

Thomas Liguori Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:      May 9, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:     May 9, 2003

/s/ Thomas Liguori

Thomas Liguori Chief Financial Officer