Form 10-Q
period 2003-06-30
CHANNELL COMMERCIAL CORP
filed 2003-08-13
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

9,126,327 shares of common stock of the Registrant were outstanding at August 11, 2003.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Net sales	$36,503	$45,664	$20,285	$25,823
Cost of goods sold	25,572	29,194	13,836	15,835

Gross profit	10,931	16,470	6,449	9,988

Operating expenses
Selling	4,647	4,961	2,345	2,792
General and administrative	3,728	6,655	1,876	4,654
Research and development	785	838	390	446

	9,160	12,454	4,611	7,892

Income from operations	1,771	4,016	1,838	2,096
Interest expense, net	260	1,321	139	551

Income before income taxes	1,511	2,695	1,699	1,545
Income taxes	731	1,379	631	725

Net income	$780	$1,316	$1,068	$820

Net income per share
Basic	$0.09	$0.15	$0.12	$0.09

Diluted	$0.09	$0.14	$0.12	$0.09

Net income	$780	$1,316	$1,068	$820
Other comprehensive income, net of tax Foreign currency translation adjustments	1,202	615	732	681

Comprehensive net income	$1,982	$1,931	$1,800	$1,501

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,743	$3,162
Accounts receivable, net	11,566	10,156
Inventories	9,008	7,757
Deferred income taxes	1,037	1,037
Prepaid expenses and misc. receivables	937	1,090
Income taxes receivable	—	247

Total current assets	28,291	23,449
Property and equipment at cost, net	20,510	25,431
Deferred income taxes	4,467	4,367
Intangible assets, net	504	504
Other assets	478	412

	$54,250	$54,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,848	$5,820
Short term debt (including current maturities of long term debt)	952	952
Current maturities of capital lease obligations	264	694
Accrued taxes	56	—
Accrued restructuring liability	1,663	2,155
Accrued expenses	4,129	3,625

Total current liabilities	12,912	13,246

Long term debt, less current maturities	3,336	4,877
Capital lease obligations, less current maturities	30	25
Deferred gain on sale leaseback transaction	544	574
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued—9,369 shares in December 31, 2002 and 9,370 in June 30, 2003; outstanding—9,125 shares in December 31, 2002 and 9,126 in June 30, 2003	94	94
Additional paid-in capital	28,660	28,655
Treasury stock—244 shares in 2002 and 2003	(1,871)	(1,871)
Retained earnings	11,336	10,556
Accumulated other comprehensive loss—Foreign currency translation	(791)	(1,993)

Total stockholders’ equity	37,428	35,441

Total liabilities and stockholders’ equity	$54,250	$54,163

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$780	$1,316
Depreciation and amortization	3,228	3,673
Deferred income taxes	(100)	670
Loss on disposal of fixed assets	79	41
Foreign currency transaction gain	13	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,071)	2,263
Inventories	(940)	1,274
Prepaid expenses	376	480
Other	(64)	(100)
Income taxes receivable	—	5,076
Increase (decrease) in liabilities:
Accounts payable	101	(677)
Accrued expenses	479	301
Restructuring liability	(548)	(942)
Income taxes payable	242	742

Net cash provided by operating activities	2,575	14,117

Cash flows from investing activities:
Acquisition of property and equipment	(639)	(1,401)
Proceeds from the sales of property and equipment	2,314	6,614

Net cash provided by investing activities	1,675	5,213

Cash flows from financing activities:
Repayment of debt	(1,541)	(17,089)
Repayment of obligations under capital lease	(436)	(1,215)
Exercise of stock options	5	—

Net cash used in financing activities	(1,972)	(18,304)

Effect of exchange rates on cash	303	87

Increase in cash and cash equivalents	2,581	1,113
Cash and cash equivalents, beginning of period	3,162	8,762

Cash and cash equivalents, end of period	$5,743	$9,875

Cash paid during the period for:
Interest	$172	$1,126

Income taxes	$407	$244

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2003 and 2002

(amounts in thousands, except per share data)

1.	Unaudited financial statements: In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2003 and the results of its operations for the three months and six months ended June 30, 2003 and June 30, 2002 and its cash flows for the six months ended June 30, 2003 and June 30, 2002. The results of operations and cash flows for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.	Inventories: Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2003	December 31, 2002
Raw Materials	$3,131	$3,324
Work-in-Process	2,622	2,374
Finished Goods	3,255	2,059

	$9,008	$7,757

3.	Income per share: Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the six month period and three month period ended June 30, 2003 and 2002. Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the six month and three month periods ended June 30, 2003 and 2002 (shares in thousands):

	Six months ended June 30,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,125	$0.09	9,025	$0.15
Effect of dilutive stock options	13	—	61	(0.01)

Diluted income per share	9,138	$0.09	9,086	$0.14

Options not included in the computation:

	June 30, 2003	June 30, 2002
Options to purchase shares of common stock	101	866
Exercise prices	$6.50–$13.75	$6.50–$13.75
Expiration dates	July 2006–	July 2006–
	May 2012	May 2012

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan. The tender offer expired on March 20, 2003. Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.

	Three months ended June 30,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,126	$0.12	9,025	$0.09
Effect of dilutive stock options	14	—	76	—

Diluted income per share	9,140	$0.12	9,101	$0.09

Options not included in the computation:

	June 30, 2003	June 30, 2002
Options to purchase shares of common stock	101	833
Exercise prices	$6.50–$13.75	$7.40–$13.75
Expiration dates	July 2006–	July 2006–
	May 2012	May 2012

4.	Stock Based Compensation: Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost related to option grants has not been significant for 2002 and 2003.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income and income per share would have been:

	Six Months Ended June 30,
	2003	2002
Reported net income (in thousands)	$780	$1,316
Proforma net income (in thousands)	$728	$1,227
Reported basic net income per share	$0.09	$0.15
Proforma basic net income per share	$0.08	$0.14
Reported diluted net income per share	$0.09	$0.14
Proforma diluted net income per share	$0.08	$0.13

	Three Months Ended June 30,
	2003	2002
Reported net income (in thousands)	$1,068	$820
Proforma net income (in thousands)	$1,022	$749
Reported basic net income per share	$0.12	$0.09
Proforma basic net income per share	$0.11	$0.08
Reported diluted net income per share	$0.12	$0.09
Proforma diluted net income per share	$0.11	$0.08

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2003	2002
Expected life (years)	5 years	5 years
Risk-free interest rate	3.0%	3.0%
Expected volatility	40%	40%
Expected dividend yield	—	—

5.	Segments: The Company’s predominant business is the manufacturing and distribution of telecommunications equipment. As a result of rationalizing and streamlining international operations, the Company changed its segment reporting in the first quarter of 2003. There are now two segments: Americas and International. Americas includes businesses in the United States, Central and South America and Canada. International includes businesses in Europe, Africa, Middle East, Australia and Asia. Some of the previous reporting segments have been combined due to their reduced size as a result of the general downturn in the telecommunications industry, the rationalization of various product lines within the former segments and changes in the management structure of the Company. The new reporting segments reflect the current management structure and the reporting used internally by executive management to manage the businesses. The following tables summarize segment information for the six months and three months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30,
	2003	2002
Revenues from unrelated entities (1):
Americas	$30,456	$38,109
International	6,047	7,555

	$36,503	$45,664

Income (loss) from operations:
Americas	$2,490	$4,999
International	(719)	(983)

	$1,771	$4,016

Interest expense, net:
Americas	$15	$1,094
International	245	227

	$260	$1,321

	Three Months Ended June 30,
	2003	2002
Revenues from unrelated entities (1):
Americas	$17,387	$21,610
International	2,898	4,213

	$20,285	$25,823

Income (loss) from operations:
Americas	$1,995	$2,492
International	(157)	(396)

	$1,838	$2,096

Interest expense, net:
Americas	$22	$444
International	117	107

	$139	$551

(1)	Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Six Months Ended June 30,
	2003	2002
Enclosures	$28,862	$35,688
Connectivity	3,622	6,311
Other	4,019	3,665

	$36,503	$45,664

	Three Months Ended June 30,
	2003	2002
Enclosures	$15,880	$20,016
Connectivity	1,828	3,714
Other	2,577	2,093

	$20,285	$25,823

Included in the Connectivity revenues for the six months ended June 30, 2003 and 2002 are revenues from the RF product line of $0 and $1,949 respectively. The RF product line was sold in the second quarter of 2002 (See Note 11). Connectivity revenues for the six months ended June 30, 2002 excluding the RF product line were $4,362.

Included in the Connectivity revenues for the three months ended June 30, 2003 and 2002 are revenues from the RF product line of $0 and $1,146 respectively. Connectivity revenues for the three months ended June 30, 2002 excluding the RF product line were $2,568.

The Company has identifiable assets in the following geographic regions:

	June 30, 2003	December 31, 2002

	(Unaudited)
Identifiable Assets:
Americas	$40,003	$40,060
International	14,247	14,103

	$54,250	$54,163

6.	Recent Accounting Pronouncements: In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company beginning July 1, 2003. The Company does not expect that provisions of SFAS No. 150 will have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company’s results of operations or financial position.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed. The changes in the accrual for restructuring charges during 2003 are summarized in the table below:

	Facilities	Workforce Reduction	Total
Restructuring accrual balance at January 1, 2003	$2,095	$60	$2,155
Costs incurred in the six months ended June 30, 2003	(450)	(42)	(492)

Restructuring accrual balance at June 30, 2003	$1,645	$18	$1,663

8.	Sale Leaseback Arrangement: In January 2003, the Company sold a facility located in Orpington Kent, United Kingdom. The proceeds from the sale totaled $2,441 and resulted in a pretax loss of $110 which is included in general and administrative expense. Terms of the sale included a provision for the Company to lease back the facility for one year at no charge. Included in the proceeds was prepaid rent for one year which totaled $213. The resulting lease is being accounted for as an operating lease.

9.	Income Taxes: The effective tax rate of 48% for the six month period ended June 30, 2003 differed from the statutory rate of 37% primarily due to certain foreign operating losses incurred without a tax benefit recorded.

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

10.	Commitments and Contingencies: In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest. The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $644. The Company believes that it has meritorious defenses to the remaining claim of $244 and intends to vigorously defend its position. The Company has paid the State of Texas $400. The Company believes that the ultimate outcome of this examination will not result in a material impact on the Company’s consolidated results of operations or financial position.

11.	Related Party Transactions: In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The amount due from RMS Communications, Inc., included in accounts receivable at June 30, 2003 is $359. The account is currently in arrears. The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

12.	Concentrations: Sales to Comcast of $9.8 million in the first six months of 2003 represented 26.8% of Company sales in the period. Comcast acquired AT&T’s broadband business in the fourth quarter of 2002. Sales to Verizon of $4.0 million in the first six months of 2003 represented 11.0% of Company sales. Sales to Time Warner of $3.9 million in the first six months of 2003 represented 10.7% of Company sales.

Sales to AT&T of $9.1 million in the first six months of 2002 represented 19.9% of Company sales for the period. Sales to Time Warner of $4.9 million the first six months of 2002 represented 10.7% of Company sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Six Months Ended June 30, 2003 with the Six Months Ended June 30, 2002

Net Sales. Net sales in the first six months of 2003 were $36.5 million, a decrease of $9.2 million or 20.1% compared to the first six months of 2002. The decrease was mainly in the Americas.

Americas net sales were $30.5 million, a decrease of $7.6 million or 20.1%. Contributing to the decline were unusually poor weather conditions in the eastern U.S. and Canada and an uncertain economic environment during the first half of 2003. In addition, the Americas segment sold $1.5 million of slow moving inventory in the first six months of 2002 as part of the Company’s debt reduction program. There were no material sales of slow moving inventory in the first six months of 2003. In 2003, two major cable operators reduced purchases compared to the first six months of 2002 due to deterioration in their financial condition. One of these, Adelphia, filed for Chapter 11 bankruptcy and has subsequently resumed purchases. A third major cable customer reduced purchases as a result of substantially completing its network upgrade program. These declines from cable customers were partially offset by a 32% increase in sales from the Company’s largest telephone customer, Verizon.

International net sales were $6.0 million, a decrease of $1.6 million or 21.1%. The decrease in International sales was primarily in European markets and was due to lower sales of products subsequently discontinued as part of the Company’s restructuring program and to the generally depressed industry conditions.

Sales to Comcast of $9.8 million in the first six months of 2003 represented 26.8% of Company sales in the period. Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company. The second largest customer in the first six months of 2003 was Verizon with sales of $4.0 million representing 11.0% of the total. Sales to AT&T of $9.1 million in the first six months of 2002 represented 19.9% of Company sales for the period. Sales to Time Warner of $4.9 million the first six months of 2002 represented 10.7% of Company sales.

Gross Profit. Gross profit in the first six months of 2003 was $10.9 million, a decrease of $5.5 million or 33.6%. The decrease is mainly due to the lower sales volume, which resulted in lower manufacturing production rates and higher unabsorbed overhead. A secondary factor was product mix, predominately in the Americas. The change in product mix was due to a higher percentage of products purchased externally for resale that the Company sells as a package with core product lines which have lower gross margins than enclosures that are manufactured internally. The unfavorable product mix was partially offset by the absence of sales of slow moving inventory in the first six months of 2003.

As a percentage of net sales, gross profit decreased from 36.1% in the first six months of 2002 to 29.9% in the first six months of 2003. The reasons for the decrease are the same as those noted above for gross profit dollars.

Selling. Selling expenses were $4.6 million in the first six months of 2003, a decrease of $0.3 million or 6.3% from the first six months of 2002. The decrease is due to lower commissions and other variable expenses associated with the lower sales volume. Cost decreases were partially offset by higher freight expense mainly due to fuel costs.

As a percentage of net sales, selling expense increased from 10.9% in the 2002 period to 12.7% in the 2003 period. The higher percentage is primarily due to an increase in freight costs.

General and Administrative. General and administrative expenses were $3.7 million in the first six months of 2003, a decrease of $2.9 million or 44.0%. The first six months of 2002 includes a $2.0 million charge to increase the allowance for bad debt primarily as a result of the Chapter 11 bankruptcy filing of Adelphia. Excluding the charge, general and administrative expense decreased by $0.9 million or 19.9%. The decrease is due to cost reductions in administrative functions primarily within the Americas operations. As a percentage of net sales, general and administrative expenses decreased from 14.6% in the 2002 period to 10.2% in the 2003 period. Excluding the charge for bad debt, general and administrative expenses were 10.2% of net sales in both periods.

Research and Development. Research and development expenses of $0.8 million in the first six months of 2003 were unchanged from the first six months of 2002. As a percentage of net sales, research and development expenses increased from 1.8% in the first six months of 2002 to 2.2% in the first six months of 2003.

Income from Operations. Income from Operations decreased from $4.0 million in the first six months of 2002 to $1.8 million in the first six months of 2003, a decrease of $2.2 million or 55.9%. The decline is primarily attributable to the lower level of net sales. Income from operations as a percentage of sales decreased from 8.8% to 4.9%.

Interest Expense, Net. Net interest expense in the first six months of 2003 was $0.3 million, a decrease of $1.1 million or 80.3% from the first six months of 2002. The decrease was primarily attributable to a lower debt level.

Income Taxes. Income tax expense was $0.7 million in the first six months of 2003 compared to $1.4 million in the first six months of 2002. The effective income tax rate of 48.4% in the first six months of 2003 compares to 51.2% in the same period of 2002. The decline in tax rate is the result of a profit in a foreign subsidiary that has tax loss carry forwards sufficient to offset taxable income and thus no income tax expense was recorded for the foreign subsidiary in the 2003 period.

Comparison of the Three Months Ended June 30, 2003 with the Three Months Ended June 30, 2002

Net Sales. Net sales in the second quarter of 2003 were $20.3 million, a decrease of $5.5 million or 21.4% compared to the second quarter of 2002. The decrease was in both the Americas and International segments.

Americas sales were $17.4 million, a decrease of $4.2 million or 19.5%. The second quarter of 2002 was an unusually high sales quarter for the Americas. The segment sold $1.1 million of slow moving inventory in the second quarter of 2002 as part of the Company’s debt reduction program. There were no material sales of slow moving inventory in the second quarter of 2003. In addition, one of the Company’s largest customers resumed capital spending in the second quarter of 2002 after nearly shutting down purchases in the previous six months as part of a company wide program to minimize capital expenditures. The resumption of spending by this customer resulted in a significant increase in the Company’s sales in the second quarter of 2002. Also contributing to the sales decrease in the second quarter of 2003 was a reduction in purchases from another major cable operator that has substantially completed its network upgrade program.

International net sales were $2.9 million, a decrease of $1.3 million or 31.2%. The decrease in International sales was primarily in European markets and was due to lower sales of products subsequently discontinued as part of the Company’s restructuring program and to the generally depressed industry conditions.

Sales to Comcast of $5.7 million in the second quarter of 2003 represented 28.1% of Company sales in the period. Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company. The second largest customer in the second quarter was Verizon with sales of $2.5 million representing 12.3% of the Company’s sales. Sales to AT&T of $5.9 million in the second quarter of 2002 represented 22.9% of Company sales.

Gross Profit. Gross profit in the second quarter of 2003 was $6.4 million, a decrease of $3.6 million or 35.4%. The decrease is mainly due to the lower sales volume, which resulted in lower manufacturing production rates and higher unabsorbed overhead. A secondary factor was product mix, predominately in the Americas. The change in product mix was due to a higher percentage of products purchased externally for resale that the Company sells as a package with core product lines which have lower gross margins than enclosures that are manufactured internally. The unfavorable product mix was partially offset by the absence of sales of excess inventory in the second quarter of 2003.

As a percentage of net sales, gross profit decreased from 38.7% in the second quarter of 2002 to 31.8% in the second quarter of 2003. The reasons for the decrease are the same as those noted above for gross profit dollars.

Selling. Selling expenses were $2.3 million in the second quarter of 2003, a decrease of $0.5 million or 16.0% from the second quarter of 2002. The decrease is due to lower commissions and other variable expenses associated with the lower sales volume. Cost decreases were partially offset by higher freight expense mainly due to fuel costs.

As a percentage of net sales, selling expense increased from 10.8% in the 2002 period to 11.6% in the 2003 period. The higher percentage is primarily due to an increase in freight costs.

General and Administrative. General and administrative expenses were $1.9 million in the second quarter of 2003, a decrease of $2.8 million or 59.7%. In the second quarter of 2002, a $ 2.0 million charge was incurred to increase the allowance for bad debt primarily as a result of the Chapter 11 bankruptcy filing of Adelphia. Excluding the charge, general and administrative expense decreased $0.8 million or 29.3%. The decrease is due to cost reductions in administrative functions primarily within the Americas operations. As a percentage of net sales, general and administrative expenses decreased from 18.0% in the 2002 period to 9.2% in the 2003 period. Excluding the charge for bad debt, general and administrative expenses as a percent of net sales declined from 10.3% to 9.2%.

Research and Development. Research and development expenses of $0.4 million in the second quarter of 2003 were unchanged from the second quarter of 2002. As a percentage of net sales, research and development expenses increased from 1.7% in the second quarter of 2002 to 1.9% in the second quarter of 2003.

Income from Operations. Income from Operations decreased from $2.1 million in the second quarter of 2002 to $1.8 million in the current quarter, a decrease of $0.3 million or 12.3%. The decline is primarily attributable to the lower level of net sales in the period. Income from operations as a percentage of sales increased from 8.1% to 9.1%.

Interest Expense, Net. Net interest expense in the second quarter of 2003 was $0.1 million, a decrease of $0.5 million or 74.8% from the second quarter of 2002. The decrease was primarily attributable to a lower debt level.

Income Taxes. Income tax expense was $0.6 million in the second quarter of 2003 compared to $0.7 million in the second quarter of 2002. The effective income tax rate of 37.1% in the second quarter of 2003 compares to 46.9% in the same period of 2002. The decline in tax rate is the result of a profit in a foreign subsidiary that has tax loss carry forwards sufficient to offset taxable income and thus no income tax expense was recorded for the foreign subsidiary in the 2003 period.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2003, a decrease from $14.1 million in the same period of last year. The decrease is due primarily to no income tax refunds in the first six months of 2003 compared to income tax refunds of $5.1 million received in the first six months of 2002, an increase in accounts receivable of $1.1 million in the first six months of 2003 compared to a decrease of $2.3 million in the same period of 2002, and an increase in inventory of $0.9 million in the first six months of 2003 compared to a decrease of $1.3 million in the first six months of 2002.

Accounts receivable increased from $10.2 million at December 31, 2002 to $11.6 million at June 30, 2003. Days sales outstanding increased from 48 days at December 31, 2002 to 50 days at June 30, 2003.

Inventories increased from $7.8 million at December 31, 2002 to $9.0 million at June 30, 2003. Days inventory was 52 days at December 31, 2002 and 54 days at June 30, 2003.

Accounts payable remained unchanged at $5.8 million from December 31, 2002 and June 30, 2003. Days payables was 34 days at December 31, 2002 and 37 days at June 30, 2003.

Net cash provided by investing activities was $1.7 million in the first half of 2003 compared to $5.2 million in the same period of 2002. The Company sold a building in the U.K. for $2.2 million in January of 2003 and completed a sale/leaseback of a building in its U.S. facilities for $6.2 million in June of 2002.

Net cash used in financing activities was $2.0 million in the first half of 2003 compared to $18.3 million in the first half of 2002. In both periods, the Company repaid debt.

The cash and cash equivalents balance decreased from $9.9 million at June 30, 2002 to $5.7 million at June 30, 2003.

The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement. The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity. At June 30, 2003, the outstanding balance of the term loan was $4.3 million. The outstanding balance in the revolver was $0.03 million.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The weighted average interest rate under the Loan and Security Agreement at June 30, 2003 was 3.05%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with a fixed charge coverage ratio financial covenant among others. The Company was in compliance as of June 30, 2003 with the covenants of the Loan and Security Agreement.

The Company believes that cash flow from operations coupled with borrowings under the Loan and Security Agreement will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at June 30, 2003, would change interest expense by approximately $0.01 million for the three months ended June 30, 2003. This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Based on their evaluation as of the end of the fiscal quarter covered by this report (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

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

At the Annual Meeting of Shareholders of the Company held on April 25, 2003 in Temecula, California, 8,967,014 shares of the Company’s stock were present either in person or by proxies solicited by management to Regulation 14A under the Securities Exchange Act of 1934.

The Shareholders voted on the following matters:

1.	To elect two directors to serve on the Company’s Board of Directors:

	Number of Shares For	Number of Shares Withheld
William H. Channell, Jr.	8,073,564	893,450
Jacqueline M. Channell	8,105,564	861,450

2.	Approval of 2003 Incentive Stock Plan

Number of Shares for	Number of Shares against	Number of Abstained	Number of non-votes
4,468,560	3,061,776	488,200	948,478

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

4	Form of Common Stock Certificate (1)

10.1	Tax Agreement between the Company and the Existing Stockholders (1)

10.2.1	Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)

10.2.2	Channell Commercial Corporation 2003 Incentive Stock Plan (8)

10.3	Loan and Security Agreement dated as of September 25, 2002 by and among the Company,Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporationand, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, tradingas Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)

10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)

10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)

10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)

10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)

10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)

10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)

10.11	Form of Indemnity Agreement (1)

10.12	Form of Agreement Regarding Intellectual Property (1)

10.13	401(k) Plan of the Company (3)

10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)

10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)

10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)

10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)

10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (9)

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (9)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002 by William H. Channell, Sr., CEO; and Thomas Liguori, CFO. (9)

(b)	Reports filed on Form 8-K in the second quarter of 2003.

On April 25, 2003, the Company filed a Form 8-K issuing a press release announcement of its financial results for the fiscal quarter ended March 31, 2003.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-3621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 9, 2002.
(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K dated September 25, 2002.
(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 12, 2002.
(8)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2003

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By:	/s/ THOMAS LIGUORI
Thomas Liguori Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)