Form 10-Q
period 2003-09-30
CHANNELL COMMERCIAL CORP
filed 2003-11-06
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐       No  ☒

9,127,661  shares of common stock of the Registrant were outstanding at November 4, 2003.

PART 1 –                  FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

Net sales	$55,937	$65,065	$19,434	$19,401
Cost of goods sold	39,491	43,160	13,919	13,966

Gross profit	16,446	21,905	5,515	5,435
Operating expenses
Selling	6,994	6,973	2,347	2,012
General and administrative	5,776	8,799	2,048	2,144
Research and development	1,193	1,215	408	377
	13,963	16,987	4,803	4,533
Income from operations	2,483	4,918	712	902

Interest expense, net	438	1,812	178	491

Income before income taxes	2,045	3,106	534	411

Income taxes	730	1,640	(1)	261

Net income	$1,315	$1,466	$535	$150

Net income per share
Basic	$0.14	$0.16	$0.06	$0.02

Diluted	$0.14	$0.16	$0.06	$0.02

Net income	$1,315	$1,466	$535	$150

Other comprehensive income, net of tax Foreign currency translation adjustments	1,281	635	79	20

Comprehensive net income	$2,596	$2,101	$614	$170

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,285	$3,162
Accounts receivable, net	10,174	10,156
Inventories	8,959	7,757
Deferred income taxes	1,037	1,037
Prepaid expenses and misc. receivables	1,478	1,090
Income taxes receivable	248	247

Total current assets	29,181	23,449

Property and equipment at cost, net	19,271	25,431

Deferred income taxes	4,467	4,367

Intangible assets, net	504	504

Other assets	484	412

	$53,907	$54,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,211	$5,820
Short term debt (including current maturities of long term debt)	952	952
Current maturities of capital lease obligations	87	694
Accrued restructuring liability	1,320	2,155
Accrued expenses	4,663	3,625

Total current liabilities	12,233	13,246

Long term debt, less current maturities	3,067	4,877
Capital lease obligations, less current maturities	31	25
Deferred gain on sale leaseback transaction	529	574
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,369 shares in December 31, 2002 and 9,372 in September 30, 2003; outstanding - 9,125 shares in December 31, 2002 and 9,128 in September 30, 2003	94	94
Additional paid-in capital	28,664	28,655
Treasury stock - 244 shares in 2002 and 2003	(1,871)	(1,871)
Retained earnings	11,872	10,556
Accumulated other comprehensive loss - Foreign currency translation	(712)	(1,993)

Total stockholders’ equity	38,047	35,441

Total liabilities and stockholders’ equity	$53,907	$54,163

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,315	$1,466
Depreciation and amortization	4,785	5,405
Deferred income taxes	(100)	670
Loss on disposal of fixed assets	62	168
Foreign currency transaction gain	16	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	374	3,113
Inventories	(859)	2,522
Prepaid expenses	(160)	36
Other	(70)	24
Income taxes receivable	(71)	5,076
Increase (decrease) in liabilities:
Accounts payable	(789)	414
Accrued expenses	1,003	385
Restructuring liability	(899)	(1,359)
Income taxes payable	—	479

Net cash provided by operating activities	4,607	18,399

Cash flows from investing activities:
Acquisition of property and equipment	(915)	(1,420)
Proceeds from the sales of property and equipment	2,320	6,614

Net cash provided by investing activities	1,405	5,194

Cash flows from financing activities:
Repayment of debt	(1,809)	(27,795)
Repayment of obligations under capital lease	(614)	(1,716)
Exercise of stock options	9	—

Net cash used in financing activities	(2,414)	(29,511)

Effect of exchange rates on cash	525	66

Increase (decrease) in cash and cash equivalents	4,123	(5,852)

Cash and cash equivalents, beginning of period	3,162	8,762

Cash and cash equivalents, end of period	$7,285	$2,910

Cash paid during the period for:
Interest	$239	$1,512

Income taxes	$757	$832

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

SEPTEMBER 30, 2003 and 2002

(amounts in thousands, except per share data)

1.                                       Unaudited financial statements:  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2003 and the results of its operations for the three months and nine months ended September 30, 2003 and  September 30, 2002 and its cash flows for the nine months ended September 30, 2003 and September 30, 2002.  The results of operations and cash flows for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.                                       Inventories:  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2003	December 31, 2002
Raw Materials	$3,327	$3,324
Work-in-Process	2,595	2,374
Finished Goods	3,037	2,059
	$8,959	$7,757

3.                                       Income per share:  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the nine month period and three month period ended September 30, 2003 and 2002.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the nine month and three month periods ended September 30, 2003 and 2002 (shares in thousands):

	Nine months ended September 30,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount

Basic income per share	9,126	$0.14	9,026	$0.16
Effect of dilutive stock options	38	—	49	—
Diluted income per share	9,164	$0.14	9,075	$0.16

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	September 30, 2003	September 30, 2002

Options to purchase shares of common stock	101	866
Exercise prices	$6.50- $13.75	$6.50- $13.75
Expiration dates	July 2006 - May 2012	July 2006 - May 2012

	Three months ended September 30,
	2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount

Basic income per share	9,127	$0.06	9,026	$0.02
Effect of dilutive stock options	88	—	11	—
Diluted income per share	9,215	$0.06	9,037	$0.02

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	September 30, 2003	September 30, 2002

Options to purchase shares of common stock	101	866
Exercise prices	$6.50- $13.75	$6.50 - $13.75
Expiration dates	July 2006 -	July 2006 -
	May 2012	May 2012

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired on March 20, 2003.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.  On September 24, 2003, a total of 1,324,090 new options were exchanged for options cancelled in March 2003.

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

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired on March 20, 2003.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.  On September 24, 2003, a total of 1,324,090 new options were exchanged for those cancelled in March 2003.  Eligible option holders who participated in the “Offer to Exchange” were granted a new option for each old cancelled option.  For each new option granted, the vesting status and vesting schedule of the old option was preserved.  The weighted average fair value of the options issued in September 2003 was $1.91.  The weighted average exercise price was $4.84.

In accordance with the guidance of SFAS No. 148, the compensation on a proforma basis is recognized for each of the new options granted under the “Offer to Exchange” that is either fully or partially vested as of the end of the quarter ending September 30, 2003.  Due to the preservation of the vesting status and vesting schedule of the old options, the cumulative proforma effect of these new options is significant in this quarter.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income and income per share would have been:

	Nine Months Ended September 30,
	2003	2002

Reported net income (in thousands)	$1,315	$1,466
Proforma net income (in thousands)	$425	$1,253

Reported basic net income per share	$0.14	$0.16
Proforma basic net income per share	$0.05	$0.14

Reported diluted net income per share	$0.14	$0.16
Proforma diluted net income per share	$0.05	$0.14

	Three Months Ended September 30,
	2003	2002

Reported net income (in thousands)	$535	$150
Proforma net income (loss) (in thousands)	$(303)	$25

Reported basic net income per share	$0.06	$0.02
Proforma basic net income (loss) per share	$(0.03)	$0.00

Reported diluted net income per share	$0.06	$0.02
Proforma diluted net income (loss) per share	$(0.03)	$0.00

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months and Three Months Ended September 30,
	2003	2002

Expected life (years)	5 years	5 years
Risk-free interest rate	3.0%	3.0%
Expected volatility	40%	40%
Expected dividend yield	—	—

5.                                       Segments: The Company’s predominant business is the manufacturing and distribution of telecommunications equipment.  As a result of rationalizing and streamlining international operations, the Company changed its segment reporting in the first quarter of 2003.  There are now two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  Some of the previous reporting segments have been combined due to their reduced size as a result of the general downturn in the telecommunications industry, the rationalization of various product lines within the former segments and changes in the management structure of the Company.  The new reporting segments reflect the current management structure and the reporting used internally by executive management.  The following tables summarize segment information for the nine months and three months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended September 30,
	2003	2002
Revenues from unrelated entities (1):
Americas	$47,218	$53,381
International	8,719	11,684
	$55,937	$65,065
Income (loss) from operations:
Americas	$3,679	$6,081
International	(1,196)	(1,163)
	$2,483	$4,918
Interest expense, net:
Americas	$75	$1,488
International	363	324
	$438	$1,812

	Three Months Ended September 30,
	2003	2002
Revenues from unrelated entities (1):
Americas	$16,762	$15,272
International	2,672	4,129
	$19,434	$19,401
Income (loss) from operations:
Americas	$1,189	$1,082
International	(477)	(180)
	$712	$902
Interest expense, net:
Americas	$60	$394
International	118	97
	$178	$491

(1)  Note: Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Nine Months Ended September 30,
	2003	2002

Enclosures	$43,871	$50,524
Connectivity	5,887	8,981
Other	6,179	5,560
	$55,937	$65,065

	Three Months Ended September 30,
	2003	2002

Enclosures	$15,009	$14,836
Connectivity	2,265	2,670
Other	2,160	1,895
	$19,434	$19,401

Included in the Connectivity revenues for the nine months ended September 30, 2002 are revenues from the RF product line of $1,956.  The RF product line was sold in the second quarter of 2002 (See Note 11).

Included in the Connectivity revenues for the three months ended September 30, 2002 are revenues from the RF product line of $6.

The Company has identifiable assets in the following geographic regions:

	September 30,	December 31,
	2003	2002
	(Unaudited)
Identifiable Assets:
Americas	$40,705	$40,060
International	13,202	14,103
	$53,907	$54,163

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and the interim disclosure provisions for its financial reports beginning with the quarter ended March 31, 2003.  As the adoption of this standard involves disclosures only, SFAS No. 148 did not have a material impact on the results of operations, financial position or liquidity.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.   The changes in the accrual for restructuring charges during 2003 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at January 1, 2003	$2,095	$60	$2,155

Costs incurred in the nine months ended September 30, 2003	782	53	835

Restructuring accrual balance at September 30, 2003	$1,313	$7	$1,320

8.                                       Sale Leaseback Arrangement:  In January 2003, the Company sold a facility located in Orpington Kent, United Kingdom.  The proceeds from the sale totaled $2,441 and resulted in a pretax loss of $110 which is included in general and administrative expense in 2003.  Terms of the sale included a provision for the Company to lease back the facility for one year at no charge. Included in the proceeds was prepaid rent for one year which totaled $213.  The resulting lease is being accounted for as an operating lease.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds  from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  As of September 30, 2003, the unamortized balance of the deferred gain is $529.

9.                                       Income Taxes: The effective tax rate of 35.7% and (0.2%) for the nine month period and three month period ended September 30, 2003 differed from the statutory rate of 34.0% primarily due to state taxes and certain foreign operating losses incurred without a tax benefit recorded, offset by the benefit recognized from a research and development (“R&D”) tax credit.  The Company analyzed its R&D activities for the years 2001, 2002, and 2003 and has changed its estimate of the R&D tax credit available to offset its federal income tax liability for the tax years 2001, 2002, and 2003.  The change in the estimate had the effect of reducing income tax expense by approximately $322 in the three months ended September 30, 2003, equivalent to $.04 per basic and diluted share.

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

10.                                 Commitments and Contingencies: In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest.  The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $520.  The Company has paid the State of Texas $400.  The Company believes that it has meritorious defenses to the remaining claim of $120 and intends to vigorously defend its position.  The Company believes that the ultimate outcome of this examination will not result in a material impact on the Company’s consolidated results of operations or financial position.

11.                                 Related Party Transactions:  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from RMS Communications, Inc., included in accounts receivable at September 30, 2003 is $349.  The account is currently in arrears.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

12.                                 Concentrations:  Sales to Comcast of $14.8 million in the first nine months of 2003 represented 26.5% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002.  Sales to Verizon of $6.1 million in the first nine months of 2003 represented 10.9% of Company sales.

                                                Sales to AT&T of $13.8 million in the first nine months of 2002 represented 21.2% of Company sales for the period.  Sales to Time Warner of $6.6 million the first nine months of 2002 represented 10.1% of Company sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Nine Months Ended September 30, 2003 with the Nine Months Ended September 30, 2002

Net Sales.  Net sales in the first nine months of 2003 were $55.9 million, a decrease of $9.2 million or 14.0% compared to the first nine months of 2002.  The decrease was in both the Americas and International segments.

Americas net sales were $47.2 million, a decrease of $6.2 million or 11.5%.  In 2003, two major cable operators reduced purchases compared to the first nine months of 2002.  One customer reduced purchases as a result of substantially completing its network upgrade program.  The second customer reduced purchases due to deterioration in its financial condition and the need to reduce spending.  These declines from cable customers were partially offset by a 22% increase in sales from the Company’s largest telephone customer, Verizon.  In addition, the first nine months of 2002 had higher sales because one of the Company’s largest customers resumed capital spending in the second quarter of 2002 after nearly shutting down purchases in the previous nine months as part of a company wide program to minimize capital expenditures.  The resumption of spending by this customer resulted in a significant increase in the Company’s sales in the first nine months of 2002.  The Americas segment sold $1.5 million of slow moving inventory in the first nine months of 2002 as part of the Company’s debt reduction program which also contributed to the period over period sales decline.  There were no material sales of slow moving inventory in the first nine months of 2003.

International net sales were $8.7 million, a decrease of $3.0 million or 25.4%.  The decrease in International sales was primarily in European markets and was due to generally depressed industry conditions and lower sales of products subsequently discontinued as part of the Company’s restructuring program.

Sales to Comcast of $14.8 million in the first nine months of 2003 represented 26.5% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company. The second largest customer in the first nine months of 2003 was Verizon with sales of $6.1 million representing 10.9% of the total.  Sales to AT&T of $13.8 million in the first nine months of 2002 represented 21.2% of Company sales for the period. Combined AT&T/Comcast sales for the 2002 period were $16.6 million for 25.4%.  Sales to Time Warner of $6.6 million the first nine months of 2002 represented 10.1% of Company sales.

Gross Profit.  Gross profit in the first nine months of 2003 was $16.4 million, a decrease of $5.5 million or 24.9%. The decrease is mainly due to the lower sales volume, which resulted in lower manufacturing production rates and higher unabsorbed overhead.  A secondary factor was product mix, predominately in the Americas.  The change in product mix was due to:  1) a higher percentage of products purchased externally for resale that the Company sells as a package with core product lines which have lower gross profits than enclosures that are manufactured internally and 2) a higher percentage of connectivity products that had a lower gross profit than thermoplastic enclosures.  The gross profit of connectivity products was affected by sales of new products whose manufacture is in the start up phase and thus current product costs are higher than those anticipated during full scale production.  The unfavorable product mix was partially offset by the absence of sales of slow moving inventory in the first nine months of 2003.

As a percentage of net sales, gross profit decreased from 33.7% in the first nine months of 2002 to 29.4% in the first nine months of 2003.   The reasons for the decrease are the same as those noted above for gross profit dollars.

Selling.  Selling expenses were $7.0 million in the first nine months of 2003, unchanged from the first nine months of 2002.  An increase in freight costs, partly due to higher fuel prices and an increase in full truckload shipments in which the Company pays the freight costs, was offset by a decline in telecommunications costs and salaries.  As a percentage of net sales, selling expense increased from 10.7% in the 2002 period to 12.5% in the 2003 period.

General and Administrative.  General and administrative expenses were $5.8 million in the first nine months of 2003, a decrease of $3.0 million or 34.4%.  The first nine months of 2002 included a $2.0 million charge to increase the allowance for bad debt primarily as a result of the Chapter 11 bankruptcy filing of Adelphia.  Excluding the charge, general and administrative expense decreased by $1.0 million or 15.0%.  The decrease is due to cost reductions in administrative functions primarily within the Americas operations.  As a percentage of net sales, general and administrative expenses decreased from 13.5% in the 2002 period to 10.3% in the 2003 period.  Excluding the charge for bad debt, general and administrative expenses were 10.4% in the 2002 period and 10.3% in the 2003 period.

Research and Development.  Research and development expenses of $1.2 million in the first nine months of 2003 were unchanged from the first nine months of 2002.  As a percentage of net sales, research and development expenses increased from 1.9% in the first nine months of 2002 to 2.1% in the first nine months of 2003.

Income from Operations. Income from operations decreased from $4.9 million in the first nine months of 2002 to $2.5 million in the first nine months of 2003, a decrease of $2.4 million or 49.5%.  The decline is primarily attributable to the lower level of net sales.  Income from operations as a percentage of sales decreased from 7.6% to 4.4%.

Interest Expense, Net.  Net interest expense in the first nine months of 2003 was $0.4 million, a decrease of $1.4 million or 75.8% from the first nine months of 2002.  The decrease was primarily attributable to a lower debt level at more favorable interest rates.

Income Taxes. Income tax expense was $0.7 million in the first nine months of 2003 compared to $1.6 million in the first nine months of 2002.  The effective income tax rate of 35.7% in the first nine months of 2003 compares to 52.8% in the same period of 2002.  The decline in tax rate is the result of a change in estimate of the research and development tax credit available to offset the federal income tax liability for fiscal 2001, 2002 and the nine months ended September 30, 2003.  The change in estimate reduced income tax expense for the nine month period ended September 30, 2003 by $322.

Comparison of the Three Months Ended September 30, 2003 with the Three Months Ended September 30, 2002

Net Sales.  Net sales in the third quarter of 2003 were $19.4 million, unchanged from the third quarter of 2002.

Americas sales were $16.8 million, an increase of $1.5 million or 9.8%.  The increase is due to higher sales of connectivity products to OEM customers and the resumption of purchases by Adelphia.  Adelphia had reduced purchases in 2002 after filing for Chapter 11 bankruptcy.

International net sales were $2.6 million, a decrease of $1.5 million or 35.3%.  The decrease in International sales was due primarily to generally depressed industry conditions.

Sales to Comcast of $5.0 million in the third quarter of 2003 represented 25.7% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company.  The second largest customer in the third quarter of was Verizon with sales of $2.0 million representing 10.4% of the Company’s sales.  Sales to AT&T of $4.7 million in the third quarter of 2002 represented 24.2% of Company sales. Combined AT&T/Comcast sales in the third quarter of 2002 were $5.4 million or 28.1% of Company sales.

Gross Profit.  Gross profit in the third quarter of 2003 was $5.5 million, an increase of $0.1 million or 1.5%.  The increase is due to slightly higher gross profit in the Americas segment as a result of the increased sales noted above.

As a percentage of net sales, gross profit increased from 28.0% in the third quarter of 2002 to 28.4% in the third quarter of 2003 due to the improvement in gross profit in the Americas.

Selling.  Selling expenses were $2.3 million in the third quarter of 2003, an increase of $0.3 million or 16.7% from the third quarter of 2002.  The increase is primarily due to higher freight costs in the Americas caused by an increase in fuel costs and an increase in full truckload shipments in which the Company pays the freight costs.  As a percentage of net sales, selling expense increased from 10.4% in the 2002 period to 12.1% in the 2003 period.

General and Administrative.  General and administrative expenses were $2.0 million in the third quarter of 2003 compared to $2.1 million for the third quarter of 2002.  As a percentage of net sales, general and administrative expenses reduced from 11.1% in the 2002 period to 10.5% in the 2003 period.

Research and Development.  Research and development expenses of $0.4 million in the third quarter of 2003 were unchanged from the third quarter of 2002.  As a percentage of net sales, research and development expenses increased from 1.9% to 2.1% quarter over quarter.

Income from Operations.  Income from operations decreased from $0.9 million in the third quarter of 2002 to $0.7 million in the current quarter, a decrease of $0.2 million or 21.1%.  The decline is primarily attributable to the higher selling expenses caused by increased freight costs for shipping.

Interest Expense, Net.  Net interest expense in the third quarter of 2003 was $0.2 million, a decrease of $0.3 million or 63.7% from the third quarter of 2002.  The decrease was primarily attributable to a lower debt level at more favorable interest rates.

Income Taxes.  Income tax expense was ($0.001) million in the third quarter of 2003 compared to $0.3 million in the third quarter of 2002.  The effective income tax rate of (0.2%) in the third quarter of 2003 compares to 63.4% in the same period of 2002.  The decline in tax rate is the result of a change in estimate of the research and development tax credit available to offset the federal income tax liability for fiscal 2001, 2002 and the three months ended September 30, 2003.  The change in estimate reduced income tax expense for the three month period ended September 30, 2003 by $322.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2003, a decrease of $13.8 million compared to the same period of last year.  The decrease in net cash provided by operating activities is due primarily to an income tax refund of $5.1 million and working capital reductions in accounts receivable that provided $3.1 million of cash and inventory that provided $2.5 million in cash in the first nine months of 2002 compared to no tax refund, a reduction in accounts receivable that provided $0.4 million of cash offset by an increase in inventory that used $0.9 million in cash in the first nine months of 2003.  The higher level of cash provided by operating activities in 2002 was primarily the result of actions taken as part of the Company’s restructuring and debt reduction program intended to generate cash.

Net accounts receivable remained constant at $10.2 million at December 31, 2002 and September 30, 2003.  Days sales outstanding increased from 48 days at December 31, 2002 to 50 days at September 30, 2003.

Inventories increased from $7.8 million at December 31, 2002 to $9.0 million at September 30, 2003.  Days inventory was 52 days at December 31, 2002 and 57 days at September 30, 2003.

Accounts payable reduced from $5.8 million at December 31, 2002 to $5.2 million at September 30, 2003.  Days payables was 34 days at December 31, 2002 and 36 days at September 30, 2003.

Net cash provided by investing activities was $1.4 million in the first half of 2003 compared to $5.2 million in the same period of 2002.  The Company sold a building in the U.K. for $2.2 million in January of 2003 and completed a sale/leaseback of a building in its U.S. facilities for $6.2 million in June of 2002.

Net cash used in financing activities was $2.4 million in the first nine months of 2003 compared to $29.5 million in the first nine months of 2002.  In both periods, the Company repaid debt.

The cash and cash equivalents balance increased from $3.1 million at December 31, 2002 to $7.3 million at September 30, 2003.

The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At September 30, 2003, the outstanding balance of the term loan was $4.0 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate. The weighted average interest rate under the Loan and Security Agreement at September 30, 2003 was 3.25%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of September 30, 2003 with the covenants of the Loan and Security Agreement.

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

Forward-Looking Statements

All statements contained in this quarterly report on Form 10-Q that are not statements of historical facts constitute “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any one or more of the expectations expressed in these forward-looking statements may not be realized.  Although management believes that the expectations reflected in these statements are reasonable, such statements involve certain risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include customer demand for the Company’s products, material costs that may be incurred, the Company’s ability to integrate acquired businesses, the effectiveness of the restructuring program commenced by the Company during the third quarter of 2001, the effectiveness of any additional restructuring programs that may be undertaken by the Company in the future, the mix of products that may be sold by the Company (i.e., whether the mix is dominated by higher margin enclosure products or lower margin connectivity products), economic trends within the telecommunications industry and worldwide economic conditions generally.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K and its Registration Statement on Form S-1 under the heading “Risk Factors”.  The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at September 30, 2003, would change interest expense by approximately $0.01 million for the three months ended September 30, 2003.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates.  Assets and liabilities outside the United States are primarily located in the United Kingdom, Australia, and Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar is generally considered long-term.  Accordingly, the Company does not hedge these investments.  The Company also purchases a limited portion of its raw materials from foreign countries.  These purchases are generally denominated in U.S. dollars and are accordingly not subject to exchange rate fluctuations.  The Company has not engaged in forward foreign and other similar contracts to reduce its economic exposure to changes in exchange rates because the associated risk is not considered significant.

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

(b)                                 Reports filed on Form 8-K in the third quarter of 2003.

On July 24, 2003, the Company filed a Form 8-K issuing a press release announcement of its financial results for the fiscal quarter ended June 30, 2003.

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

Dated:  November 4, 2003

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)