Form 10-K
period 2003-12-31
CHANNELL COMMERCIAL CORP
filed 2004-03-05
CIK 1013696

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-28582

CHANNELL COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	95-2453261 (IRS Employer Identification No.)
26040 Ynez Road Temecula, CA 92591 (Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (909) 719-2600

        Securities registered pursuant to Section 12(b) of the Act:

None

        Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        On March 2, 2004, the Registrant had 9,127,661 shares of Common Stock outstanding with a par value of $.01 per share. The aggregate market value of the 4,207,531 shares held by non-affiliates of the Registrant was $23,141,421 computed by reference to the price at which the shares were last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement (the "Proxy Statement") for its annual meeting of stockholders to be held on April 27, 2004.

i

PART I

Item 1.    Business

Background

        Channell Commercial Corporation (the "Company") was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation. The Company's executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (909) 719-2600.

General

        The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems, and heat shrink products. The Company believes it was the first to design, manufacture and market thermoplastic enclosure products for use in the telecommunications industry on a wide scale, and the Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major broadband service providers. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency ("RF") electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the "outside plant", "local loop" or "last mile", that connects the network provider's signal origination point or local office with its residential and business customers. The Company's connectivity products provide critical connection points between cable or network electronics.

Industry

        Broadband and local telephone operators are building, rebuilding or upgrading signal delivery networks around the world. These networks are designed to deliver video, voice and/or data transmissions to individual residences and businesses. Operators deploy a variety of network technologies and architectures, such as HFC, FTTC, DLC and ADSL (see "Glossary of Terms") to carry broadband and narrowband signals. These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics. Many of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

        As critical components of the outside plant, enclosure products provide (i) protection against weather and vandalism, (ii) ready access for technicians who maintain and manage the outside plant and, (iii) in some cases, provide dissipation of heat generated by the active electronic hardware. Broadband and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the signal delivery networks is likely to disrupt communications services. Connectivity products provide critical data-rated connection points which support cost effective service deployment and ensure signal integrity is maintained throughout the network.

        The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by broadband operators and local telephone companies. For example, broadband networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, telephony and PCS transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line ("DSL") technologies, which utilize installed copper wires for broadband services. These "local loop" copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for fully sealed outside plant facilities in order to sustain network reliability and longevity.

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

        Focus on Core Telecommunications Business.    The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of enclosures and copper wire connectors for the broadband and local telephone industries in the United States and Canada through new product development for both domestic and international market applications. The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major broadband operators.

        The Company has invested in the development of a broad range of products designed specifically for telephone applications. The Company has successfully marketed its traditional broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services. The Company will continue to target this market for growth, both with telephone network operators and with major system OEMs.

        Expand International Presence.    Management believes international markets offer significant opportunities for increased sales to both broadband and telephone companies. The Company's principal international markets currently include Canada, Mexico, Asia, the Pacific Rim, the Middle East and Europe. Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many nations around the world, the focus of numerous countries on building, expanding and enhancing their communications systems to deliver broadband services in order to participate fully in the information-based global economy, and multinational expansion by many U.S.-based network carriers. The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

        Develop New Products and Enter New Markets.    The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers. Innovative products offered by the Company include its DSLink™ modular terminal block, its MAH Series™ free-breathing telephony enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures. The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. patent protection. The Company's products are designed to improve the performance of its customers' outside plant systems. The Company has a proven record in designing, developing and manufacturing "next generation" products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry. The Company also believes its core capabilities are applicable to markets outside the telecommunications industry.

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

        Enclosures.    The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major broadband and telephone company operators. Most of the Company's products are designed for buried and underground network applications. The Company's enclosure products provide technicians access to network equipment for maintenance, upgrades and installation of new services. Buried and underground networks and enclosures are generally preferred by broadband operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations. The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks (branded as "Rhino Enclosures™"). The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products. To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and concrete grade level boxes. These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its customer base. The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

        Copper Connectivity.    The Company is a designer and manufacturer of innovative telephone connectivity devices. The Company's Insulation Displacement Connector ("IDC") technology provides advanced "tool-less" termination systems for copper wires, the predominant medium used in the "Last Mile" for telephone services worldwide. These proprietary IDC products environmentally seal network termination points with a high level of reliability. The Company's DSLink™ modular terminal block offers telephone service providers a CAT 5 solution to the rising costs of DSL deployment in the local loop. The Company's Mini-Rocker™ line of copper connectivity modules, blocks and accessories offer environmentally sealed and Category 5 data rated IDC tool-less circuit installation and have been accepted as a universal connectivity platform for network applications worldwide.

        Fiber Optic Products.    The Company offers a range of fiber optic cable management products designed for use in telephone and broadband networks. These products are particularly well suited for fiber to the premises (FTTP) network architectures. The Company's fiber optic splice cases are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable in the outside plant network. Fiber optic cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables primarily for in-building applications. Fiber optic electronic enclosures house optical electronics, power supplies and cables. All of these products are designed and manufactured by the Company and marketed worldwide.

        OEM Programs.    The Company has OEM marketing programs through which other manufacturers incorporate the Company's products as components of their telecommunications systems. These OEM programs generally include exchanges of technical information that the Company can use in developing new products and improvements and enhancements to existing designs. The Company has established additional relationships with systems integrators and innovative end users that provide valuable product improvement information.

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

        An internal sales/customer service department administers and schedules incoming orders, handles requests for product enhancements and service inquiries and supports the Company's direct sales force. This department maintains direct communications with customers and the Company's field sales and operations personnel.

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

Manufacturing Operations

        The Company's vertically integrated manufacturing operations enable the Company to control each step in the manufacturing process, including product design and engineering; design and production of many of its own dies, tools, molds and fixtures.

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

        The Company's manufacturing and distribution facilities as of December 31, 2003, include approximately 367,000 square feet in Temecula, California; 7,000 square feet in Mississauga, Ontario, Canada; 43,000 square feet in Orpington, United Kingdom; and 40,000 square feet in Sydney, Australia. A plan was developed to close all manufacturing operations in the United Kingdom by mid-year 2004.

Product Development and Engineering

        The Company's product development and engineering staff has designed and tested the Company's products and has developed core competencies in telecommunications outside plant product development and engineering. As a direct result, the Company has been able to develop a broad series of superior products designed to meet the specific needs of telecommunications companies. Distinguishing characteristics of the Company's products include:

  •
  Advanced mechanical innovations providing unique application specific performance and feature sets;

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

  •
  Excellent protection and management of optical fibers and cables; and

  •
  Thermoplastic Laminated Coating (TLC®) that bonds directly to metal hardware and protects against rust and deterioration.

        The Company's product development approach is applications-based and customer driven. A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing. The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process. The Company spent $2.3 million in 2001, $1.6 million in 2002, and $1.9 million in 2003 on research and development.

Customers

        The Company sells its products directly to broadband operators and telephone companies throughout the world, principally within developed nations. The Company also sells its products to OEMs on a global basis. During 2003, the Company's five largest customers accounted for 57.7% of total net sales. In 2003, the Company's five largest customers by sales in the United States were Comcast, Verizon, Time Warner, Cox and Adelphia. Comcast and Verizon accounted for 27.1% and 10.5%, respectively, of the Company's net sales in 2003. In international markets, the Company's five largest customers in 2003 by sales were Telstra (Australia), Rogers (Canada), Eircom (Ireland), British Telecom, and Unitelco (Malaysia).

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

Intellectual Property

        The Company owns substantially all of the patents and other technology employed by it in the manufacture and design of its products. The Company's patents, which expire through the year 2010, cover various aspects of the Company's products. In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products.

        Management does not believe any single patent or other intellectual property right is material to the Company's success as a whole. The Company maintains an intellectual property protection program designed to preserve its intellectual property assets.

Competition

        The telecommunications industry is highly competitive. The Company's competitors include companies that are much larger than the Company, such as Tyco, 3M, Marconi, Arris and Corning. The Company believes its competitive advantages include its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations.

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

Raw Materials; Availability of Complementary Products

        The principal raw materials used by the Company are thermoplastic resins, neoprene rubbers, hot and cold rolled steel, stainless steel, copper and brass. The Company also uses certain other raw materials, such as fasteners, packaging materials and communications cable. Management believes the Company has adequate sources of supply for the raw materials used in its manufacturing processes and it attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.

        Most plastic resins are purchased under annual or multi-year purchase agreements to stabilize costs and improve supplier delivery performance. Neoprene rubbers are manufactured using the Company's proprietary formulas. Metal products are supplied in standard stock shapes, coils and custom rollforms.

        The Company also relies on certain other manufacturers to supply products that complement the Company's own product line, such as grade level boxes. The Company believes there are multiple sources of supply for these products.

Employees

        As of December 31, 2003, the Company employed 411 people, of whom 52 were in sales, 317 were in manufacturing operations, 8 were in research and development and 34 were in administration. The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

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

        The Company is also subject to a wide variety of federal, state and local environmental laws and regulations. The Company utilizes, principally in connection with its thermoplastic manufacturing processes, a limited number of chemicals or similar substances that are classified as hazardous. It is difficult to predict what impact these environmental laws and regulations may have on the Company in the future. Restrictions on chemical uses or certain manufacturing processes could restrict the ability of the Company to operate in the manner that it currently operates or is permitted to operate. Management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations. Nevertheless, it is possible that the Company may experience releases of certain chemicals to environmental media which could constitute violations of environmental law (and have an impact on its operations) or which could cause the Company to incur material cleanup costs or other damages. For these reasons, the Company might become involved in legal proceedings involving exposure to chemicals or the remediation of environmental contamination from past or present operations. Because certain environmental laws impose strict joint and several retrospective liability upon current owners or operators of facilities from which there have been releases of hazardous substances, the Company could be held liable for remedial measures or other damages (such as liability in personal injury actions) at properties it owns or utilizes in its operations, even if the contamination were not caused by the Company's operations.

Available Information

        The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission ("SEC"), through our Internet website, www.channellcomm.com. Company filings are also available through a database maintained by the SEC at www.sec.gov.

Item 2.    Properties

        The Company's facilities approximate 541,000 square feet, of which approximately 52%, 32% and 16% were used for manufacturing, warehouse and office space, respectively. In Temecula, California, 261,000 square feet of the total 367,000 square feet are leased from William H. Channell, Sr., the Company's Chairman of the Board. (See "Certain Relationships and Related Transactions", Item 13.) The Company also leases an aggregate of approximately 180,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In November, 2001, the Company announced a restructuring plan (see Financial Statement Footnote H, Restructuring Charge) that, among other things, reduced its facilities utilization in the Americas and International operations to improve operating efficiencies and reduce facilities expense. In December, 2002, the Company announced additional steps to rationalize international manufacturing operations to further consolidate manufacturing operations. The Company has completed the majority of its facilities reduction program. Included in the Company's facilities of 541,000 square feet is 84,000 square feet that has been vacated as part of restructuring activities. The Company is attempting to sublease the vacated space. In 2002, the Company completed a sale and leaseback of approximately 103,000 square feet of manufacturing, warehouse and office space in Temecula, California. The Company sold approximately 43,000 square feet of manufacturing, warehouse and office space in the United Kingdom in January, 2003. In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability. A plan was developed to close a manufacturing facility in the United Kingdom by mid-year 2004. The Company considers its current facilities, and its facilities following the completion of the foregoing restructuring activities, to be adequate for its operations.

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

	High	Low
Year Ended December 31, 2002:
First Quarter	$5.54	$3.25
Second Quarter	8.60	5.25
Third Quarter	6.88	2.88
Fourth Quarter	6.73	3.39
Year Ended December 31, 2003:
First Quarter	$5.46	$3.00
Second Quarter	6.42	3.60
Third Quarter	6.00	4.31
Fourth Quarter	5.10	2.10

        The Company has not declared any dividends subsequent to its initial public offering in July 1996.

        The Company currently anticipates it will retain all available funds to finance its business. The Company does not intend to pay cash dividends in the foreseeable future. Under the terms of the Company's Loan and Security Agreement, the Company has agreed not to pay any dividends.

        As of March 2, 2004, the Company had 9,127,661 shares of its Common Stock outstanding, held by approximately 1,052 shareholders of record.

Item 6.    Selected Financial Data

        The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2003, have been derived from audited consolidated financial statements, which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

Selected Financial Data
(amounts in thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001	2002	2003
OPERATING DATA:
Net sales	$120,688	$128,179	$88,698	$84,785	$76,537
Cost of goods sold	76,115	81,108	69,892	57,450	53,960

Gross profit	44,573	47,071	18,806	27,335	22,577
Operating expenses
Selling	14,716	15,484	12,789	9,246	9,465
General and administrative	9,023	14,231	14,124	11,452	7,710
Research and development	2,629	2,771	2,331	1,619	1,902
Restructuring charge	—	1,513	2,999	1,228	1,565
Asset impairment charge	—	4,569	4,322	2,154	1,238
Goodwill impairment charge	—	—	11,772	966	—

	26,368	38,568	48,337	26,665	21,880

Income (loss) from operations	18,205	8,503	(29,531)	670	697
Interest (expense), net	(2,650)	(2,859)	(3,874)	(1,999)	(571)

Income (loss) before income taxes	15,555	5,644	(33,405)	(1,329)	126
Income taxes (benefit)	6,221	2,076	(8,207)	1,737	212

Net income (loss)	$9,334	$3,568	$(25,198)	$(3,066)	$(86)

NET INCOME (LOSS) PER SHARE:
Basic	$1.03	$0.39	$(2.78)	$(0.34)	$(0.01)
Diluted	$1.02	$0.39	$(2.78)	$(0.34)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,094	9,091	9,050	9,048	9,126
Diluted	9,111	9,126	9,050	9,048	9,126
BALANCE SHEET DATA:
Current assets	$48,807	$51,531	$39,626	$23,449	$30,407
Total assets	114,540	116,748	85,377	54,163	53,965
Total Debt (including current maturities)(4)	38,061	40,364	36,816	6,548	3,906
Stockholders' equity	62,339	63,927	37,497	35,441	37,346
OTHER DATA:
Gross margin(1)	36.9%	36.7%	21.2%	32.2%	29.5%
Operating margin(2)	15.1	6.6	(33.3)	0.8	0.9
EBITDA(3)	$24,743	$16,671	$(20,974)	$8,455	$6,929
Capital expenditures (excluding capital leases)	9,148	11,606	3,153	1,886	1,203
Cash provided by (used in):
Operating activities	8,073	8,352	13,964	19,767	7,127
Investing activities	(9,361)	(11,857)	(3,153)	4,346	1,154
Financing activities	(1,728)	1,876	(2,927)	(29,832)	(2,662)

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

(4)
Includes all interest bearing debt and capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is a designer and manufacturer of telecommunications equipment supplied to telephone and broadband network providers worldwide. In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. The Company sells products directly to broadband operators and telephone companies throughout the United States, Canada, Australia, United Kingdom and certain other international markets, principally within developed nations. The Company believes that many of its customers periodically review their supply relationships and consequently the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog with sales and operating results in any quarter principally dependent upon orders booked and products shipped in that quarter. The Company's customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company's products. These factors, when combined with the Company's operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company's operating results to be at risk to changing customer buying patterns. If sales levels in a particular period do not meet the Company's expectations, operating results for that period may be materially and adversely affected.

        The Company uses numerous raw materials in its manufacturing processes. Although management believes that the Company has adequate sources of supply for such raw materials, increases in the market prices of the Company's raw materials could significantly increase the Company's cost of goods sold and materially adversely affect the Company's profitability. The Company's profitability may also be materially and adversely affected by decreases in its sales volume because many of the costs associated with the Company's facilities, product development, engineering, tooling and other manufacturing processes are essentially fixed in nature and must be spread over its sales base in order to maintain historical levels of profitability.

Critical Accounting Policies

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Although these estimates are based on management's knowledge of and experience with past and current events and on management's assumptions about future events, it is possible that they may ultimately differ materially from actual results.

        The critical accounting policies requiring estimates and assumptions that management believes have the most significant impact on the Company's consolidated financial statements are:

  •
  Accounts receivables reserves

  •
  Allowances for excess and obsolete inventory

  •
  Valuation of goodwill and long-lived assets

  •
  Restructuring costs

  •
  Accounting for income taxes

  •
  Foreign currency translation

        Accounts Receivable Reserves.    Allowances for doubtful accounts are maintained for estimated losses expected to result from the inability of our customers to make required payments. Provisions for estimated sales returns, sales allowances and uncollectible accounts are made at the time of sale based on (i) the Company's estimate of the rate on which customers take discounts allowed and (ii) the Company's specific assessment of the collectability of all past due accounts. An adverse change in financial condition of a significant customer or group of customers could materially affect management's estimates related to doubtful accounts.

        Allowances for excess and obsolete inventory.    The estimates of excess and obsolete inventory are based on management's assumptions about and analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle and market conditions. Management does not believe the Company's products are subject to a significant risk of obsolescence in the short term and management believes it has the ability to adjust production levels in response to declining demand. However, if actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required. In the event management adjusts estimates such as forecasted sales or expected product lifecycles, the value of the Company's inventory may become understated or overstated and recognition of such understatement or overstatement will affect cost of sales in a future period, which could materially affect the Company's operating results and financial position.

        Valuation of goodwill and long-lived assets.    Management reviews goodwill and long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be fully recoverable. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, and/or assumptions about and estimates of future cash flows expected to be generated from these assets. Future cash flows may be adversely impacted by operating performance, market conditions and other factors. An impairment charge would be based on the amount by which the carrying value exceeds fair value. Fair value is estimated by management based on market prices, if available, and/or forecasted discounted cash flows, using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management's estimates and forecasts, additional impairment charges could be required.

        Restructuring Costs.    Restructuring costs are recorded in accordance with FASB Statement 146, Accounting for Costs Associated With Exit or Disposal Activities. One-time severance benefits for employees terminated are recorded at the time management commits to the plan to reduce the work force, knows the amount of the termination benefit, is unlikely to change the plan and has communicated to employees the intended work force reduction. Liabilities for costs that will continue to be incurred under a contract for its remaining term without an economic benefit, such as for facility lease payments for premises vacated, are recorded when the Company ceases to use the right conveyed by the contract. In the case of vacated leased facilities, the liability is based on the future lease payments required under the contract less the estimated future rental income the Company may earn by subletting the facilities or estimates of costs incurred to terminate a lease with a landlord. These estimates of future sublet income are based on current economic conditions, current condition of the local leasing market, past experience and judgments supplied by professionals in the local real estate market. These estimates are subject to significant uncertainty and may change. Additional charges could be required as a result in the changes in estimates.

        Accounting for income taxes.    Income taxes are recorded for each of the jurisdictions in which the Company operates. Management records the actual current income tax payable and assesses the temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In addition, the realization of deferred tax assets is also dependent upon audits by tax authorities of tax filings which may result in a revision to previous amounts claimed. Significant management judgment is involved in assessing the Company's ability to realize any future benefit from deferred tax assets. In the event that actual results differ from management estimates and management adjusts these estimates in future periods, the Company's operating results and financial position could be materially affected.

        Foreign Currency Translation.    The Company has foreign subsidiaries that together accounted for 18.9% of the Company's net revenues and 27.4% of the Company's assets as of and for the year ended December 31, 2003. In preparing the Company's consolidated financial statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within the Company's statement of operations or as a separate part of the Company's net equity under the caption "cumulative translation adjustment."

        Under relevant accounting guidance, the treatment of these translation gains or losses depends upon management's determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of the subsidiary upon the parent and the nature of the subsidiary's operations.

        If management deems any subsidiary's functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in a cumulative translation adjustment. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within the Company's statement of operations.

        If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized into the Company's statement of operations. If management determines that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within the Company's statement of operations.

        Based on management's assessment of the factors discussed above, the Company considers the functional currency of each of its international subsidiaries to be each subsidiary's local currency. Accordingly, the Company had cumulative translation losses of $11 that were included as part of accumulated other comprehensive loss within the Company's balance sheet at December 31, 2003. During the year ended December 31, 2003, the Company included translation adjustments of a gain of approximately $1,982 under accumulated other comprehensive income and loss.

        If the Company had determined that the functional currency of its subsidiaries was United States dollars, these gains or losses would have decreased or increased the Company's loss for the year ended December 31, 2003. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacted business as compared to the value of the United States dollar. These currencies include the British pound, the Canadian dollar and the Australian dollar. Any future translation gains or losses could be significantly higher than those the Company recorded for the year ended December 31, 2003.

New Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146, on the 2003 restructuring charge discussed in Financial Statement Footnote H.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operation.

Results of Operations

        The following table sets forth the Company's operating results for the periods indicated expressed as a percentage of net sales.

	2001	2002	2003
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	78.8	67.8	70.5

Gross Profit	21.2	32.2	29.5
Selling	14.4	10.9	12.4
General and administrative	15.9	13.5	10.1
Research and development	2.6	1.9	2.5
Restructuring charge	3.4	1.4	2.0
Asset impairment charge	4.9	2.5	1.6
Goodwill impairment charge	13.3	1.2	—

Income (loss) from operations	(33.3)	0.8	0.9
Interest (expense), net	(4.4)	(2.4)	(0.7)

Income (loss) before income taxes	(37.7)	(1.6)	0.2
Income taxes (benefit)	(9.3)	2.0	0.3

Net income (loss)	(28.4)%	(3.6)%	(0.1)%

Comparison of Year Ended December 31, 2003 with Year Ended December 31, 2002

        The Company implemented actions in 2002 and 2003 to restructure the Company due to decreased demand in the telecommunications industry. These actions resulted in a lower cost structure, a return to a positive income from operations, lower debt and an increase in the Company's cash balance. Shown below are the sales, income from operations, loss per share, debt and cash balance for each of the last three years:

	2001	2002	2003
	Amounts in million, except loss per share
Net sales	$88.7	$84.8	$76.5
Income (loss) from operations	$(29.5)	$0.7	$0.7
Loss per share	$(2.78)	$(0.34)	$(0.01)
Total Debt as of December 31 (loans, capital leases and mortgage)	$36.8	$6.5	$3.9
Cash and cash equivalents	$8.8	$3.2	$9.5

        In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability. A plan was developed to close a manufacturing facility in International operations by mid-year 2004. Additional non-recurring charges were recorded in 2003 as a result of these actions including employee severance benefits, inventory reserves, impairment of assets and facility closure cost. The facility closure cost charge is a revision to restructuring costs recorded in the third quarter of 2001 and the fourth quarter of 2002. The revision is due to a change in the estimated sublease income from vacated facilities based on management's latest estimate.

        Net Sales.    Net sales decreased $8.3 million or 9.7% from $84.8 million in 2002 to $76.5 million in 2003. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in both the Americas and International operations.

        Americas net sales decreased $5.2 million or 7.4% from $70.0 million to $64.8 million. In 2003, two major broadband operators reduced purchases compared to 2002. One customer reduced purchases as a result of substantially completing its network upgrade program. The second customer reduced purchases in the first half of 2003 due to deterioration in its financial condition and the need to reduce spending. The second customer resumed purchases at a higher level in the second half of 2003. The declines from broadband customers were partially offset by a 16.6% increase in sales from the Company's largest telephone customer, Verizon. In addition, the Americas segment sold $1.5 million of slow moving inventory in 2002 as part of the Company's debt reduction program which also contributed to the period over period sales decline. There were no material sales of slow moving inventory in 2003.

        International net sales decreased $3.1 million or 20.8% from $14.8 million to $11.7 million. The decrease in International sales was due to generally depressed industry conditions and lower sales of products discontinued as part of the Company's restructuring program.

        Sales to Comcast of $20.7 million in 2003 represented 27.1% of Company sales in the period. Comcast acquired AT&T's broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company. The second largest customer in 2003 was Verizon with sales of $8.0 million representing 10.5% of the total. Sales to AT&T of $20.2 million in 2002 represented 23.8% of Company sales for the period. Combined AT&T and Comcast sales for the 2002 period were $23.7 million or 28.0% of the Company's sales in the period. Sales to Time Warner of $8.3 million in 2002 represented 9.8% of Company sales.

        Gross Profit.    Gross profit decreased $4.7 million from $27.3 million in 2002 to $22.6 million in 2003. The decrease is mainly due to the lower sales volume, which resulted in lower manufacturing production rates and higher unabsorbed overhead. A secondary factor was product mix, predominately in the Americas. The change in product mix was due to: 1) a higher percentage of products purchased externally for resale that the Company sells as a package with core product lines that have a lower gross profit than enclosures that are manufactured internally, and, 2) a higher percentage of connectivity products that had a lower gross profit than thermoplastic enclosures. The gross profit of connectivity products was affected by sales of new products whose manufacture is still in the start up phase and thus current product costs are higher than those anticipated during full scale production.

        In 2002, gross profit was reduced by $0.4 million of special charges in the fourth quarter to write down inventory of discontinued products. In 2003, gross profit was reduced by $0.1 million of special charges to write down inventory as part of the closure of an International manufacturing facility. Excluding the special charges in both years, gross profit decreased $5.0 million from $27.7 million in 2002 to $22.7 million in 2003.

        As a percentage of net sales, gross profit decreased from 32.2% in 2002 to 29.5% in 2003. Excluding the special charges recorded in both years, gross profit as a percentage of net sales decreased from 32.7% in 2002 to 29.7% in 2003. The reasons for the decrease are the same as those noted above for gross profit dollars.

        Selling.    Selling expenses increased $0.2 million or 2.4% from $9.3 million in 2002 to $9.5 million in 2003. The increase is primarily in freight costs due to higher fuel prices and an increase in full truckload shipments to customers in which the Company pays the freight costs.

        As a percentage of net sales, selling expense increased from 10.9% in 2002 to 12.4% in 2003. The higher percentage is primarily due to the reasons noted above.

        General and Administrative.    General and administrative expenses decreased $3.7 million or 32.7% from $11.4 million in 2002 to $7.7 million in 2003. The year 2002 included a $2.0 million charge to increase the allowance for bad debt primarily as a result of the Chapter 11 bankruptcy filing of a major broadband customer. Excluding the charge, general and administrative expense decreased by $1.7 million or 18.4%. The decrease is due to cost reductions in administrative functions primarily within the Americas operations.

        As a percentage of net sales, general and administrative expenses decreased from 13.5% in the 2002 period to 10.1% in the 2003 period. Excluding the charge for bad debt, general and administrative expenses as a percentage of net sales were 11.1% in the 2002 period and 10.1% in the 2003 period.

        Research and Development.    Research and development expenses increased $0.3 million or 17.5% from $1.6 million in 2002 to $1.9 million in 2003. The increase is due to spending on projects for new product development in connectivity and thermoplastic enclosure product lines. As a percentage of net sales, research and development expenses increased from 1.9% in 2002 to 2.5% in 2003.

        Restructuring charge.    In the fourth quarter of 2002, the Company initiated actions to improve profitability in International operations. The actions taken included head count and facility square footage reductions in International operations. In addition, the management of International operations was consolidated under one management team. Restructuring charges of $1.2 million were recorded in 2002 as a result of these actions.

        In the fourth quarter of 2003, the Company evaluated International operations to improve profitability. A plan was developed to close a manufacturing facility in International operations by mid-year 2004. Additional restructuring charges of $1.6 million were recorded in the fourth quarter of 2003 for employee severance and facility closure cost. The facility closure cost charge is a revision to restructuring costs recorded in the third quarter of 2001 and the fourth quarter of 2002. The revision is due to a change in the estimated sublease income from vacated facilities based on management's latest estimate.

        Impairment of Fixed Assets.    In 2002, an asset impairment charge of $2.2 million was recorded for production equipment in International operations as part of the rationalization and downsizing of International manufacturing operations and for tooling associated with products discontinued in the Americas.

        In 2003, an asset impairment charge of $1.2 million was recorded for production equipment in International operations as part of the closure of a manufacturing facility.

        Impairment of Goodwill.    In 2002, a goodwill impairment charge in the International segment was recorded for $1.0 million. This impairment charge resulted in the full amortization of the goodwill associated with the A.C. Egerton acquisition.

        There were no goodwill impairment charges in 2003.

        Income (Loss) from Operations.    As a result of the items discussed above, income from operations was unchanged at $0.7 million in both 2002 and 2003. Operating margin as a percent of sales increased from 0.8% to 0.9%.

        Excluding the special charges in 2002 and 2003 and the receivable write-off in 2002, income from operations decreased from $7.5 million in 2002 to $3.6 million in 2003. Operating margins as a percent of sales excluding these costs and charges decreased from 8.8% in 2002 to 4.7% in 2003.

	2002	2003
Income (Loss) from Operations as reported	$0.7	$0.7
Adjustments for special charges:
Inventory write downs in cost of goods sold	0.4	0.1
Allowance for bad debt	2.0	0.0
Restructuring charges	1.2	1.6
Impairment of fixed assets	2.2	1.2
Impairment of goodwill	1.0	0.0

Subtotal of adjustments	6.8	2.9
Income (Loss) from Operations excl. special charges	$7.5	$3.6

        The decrease in income from operations adjusted for the special charges is due to the lower net sales in 2003 and a lower gross profit due to the lower volume and change in product mix. The decline in gross profit was partially offset by a decrease in general and administrative expense.

        Interest Expense, Net.    Net interest expense decreased from $2.0 million in 2002 to $0.6 million in 2003. The decrease was attributable to the lower level of debt in 2003.

        Income Taxes.    Income tax expense decreased from $1.7 million in 2002 to $0.2 million in 2003. The effective tax rate of 130.7% in 2002 compares to 168.3% in 2003. The higher tax expense in 2002 was primarily attributable to an increase in the valuation allowance for deferred tax assets related to net operating loss carry forwards of foreign subsidiaries. The increase in valuation allowance was due to the uncertainty of future taxable income in these subsidiaries. In both years, the Company recorded a tax expense for income earned in the Americas. In both years, a tax benefit was not recorded for foreign operating losses in International operations due to the uncertainty of the realization of the tax loss carry forwards.

Comparison of Year Ended December 31, 2002 with Year Ended December 31, 2001

        The Company initiated actions in 2001 and 2002 to reduce debt and to reduce capacity and costs in line with decreased demand in the telecommunications industry. These actions resulted in a lower cost structure and improved profitability in 2002 compared to 2001. Reductions were achieved in head count, facilities square footage, overhead spending and interest expense. The decrease in interest expense was due to the lower level of debt in 2002 and a lower average interest rate associated with the Company's credit agreement.

        Total debt (including loans, capital leases and mortgage) decreased from $36.8 million as of December 31, 2001 to $6.5 million as of December 31, 2002. The reduction in debt was achieved by the sale/leaseback of a building, receipt of a tax refund, sale of excess and obsolete inventory and reduction in receivables. These activities occurred throughout the year in 2002.

        In the fourth quarter of 2002, the Company evaluated International operations to improve profitability and rationalize manufacturing facilities. As a result of this evaluation, several actions were taken to further streamline manufacturing and reduce costs. These actions included headcount and facility square footage reductions in International operations. In addition, the management of International operations was consolidated under one management team. Additional non-recurring charges were recorded in 2002 as a result of these actions. The effects of these charges and the charges recorded in the fourth quarter of 2002 on each line item in the Consolidated Statement of Operations are included in the following analysis.

        Net Sales.    Net sales decreased $3.9 million or 4.4% from $88.7 million in 2001 to $84.8 million in 2002. The decrease resulted from a slowdown in equipment purchases by telecommunications service providers primarily in International operations.

        International net sales decreased $3.7 million or 20.0% from $18.5 million to $14.8 million. Sales in International operations decreased due to the industry slow down and the exiting of unprofitable product lines.

        Gross Profit.    Gross profit increased $8.5 million from $18.8 million in 2001 to $27.3 million in 2002. In 2001, the gross profit was reduced by $8.5 million of special charges in the third quarter for inventory reserves and the costs to exit certain product lines as part of the Company's restructuring. In 2002, the gross profit was reduced by $0.4 million of special charges in the fourth quarter to write down inventory of discontinued products. Excluding the special charges in both years, gross profit increased $0.4 million from $27.3 million in 2001 to $27.7 million in 2002.

        As a percentage of net sales, gross profit increased from 21.2% in 2001 to 32.2% in 2002. Excluding the special charges recorded in both years, gross profit as a percentage of net sales increased from 30.8% in 2001 to 32.7% in 2002. The improvement is due to the reduced labor and facility costs in 2002 that resulted from the Company's restructuring program.

        Selling.    Selling expenses decreased $3.6 million or 28.1% from $12.8 million in 2001 to $9.2 million in 2002. The decrease is the result of cost reductions in selling administration functions that were implemented as part of the Company's restructuring program.

        As a percentage of net sales, selling expense decreased from 14.4% in 2001 to 10.9% in 2002.

        General and Administrative.    General and administrative expenses decreased $2.6 million or 18.4% from $14.1 million in 2001 to $11.5 million in 2002.

        The 2002 expense includes a charge of $2 million primarily to write-off a receivable for a major broadband customer after it filed for Chapter 11 bankruptcy. The 2001 expense includes non-recurring charges of $3.5 million for costs to exit certain product lines, the write-down of prepaid expenses and additions to trade accounts receivable. Goodwill amortization of $0.6 million is included in general and administrative expenses for 2001 and was no longer amortized in 2002.

        Excluding the receivable write-off, the non-recurring charges in both years and the goodwill amortization in 2001, general and administrative expenses declined $0.5 million or 5.0%. The primary reasons for the $0.5 million decrease are reduced head count in administrative functions, lower facilities costs as a result of buildings vacated, and spending reductions implemented in the Company's restructuring program. These spending reductions were partially offset by higher costs for management incentive bonuses of $0.8 million in 2002. There were no management incentive bonuses in 2001.

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

        Restructuring charge.    In 2001, the Company reduced head count and closed facilities due to a slow down in the telecommunications industry and recorded a restructuring charge of $3.0 million. The restructuring resulted in the elimination of 116 management, administrative, sales and manufacturing positions. Facilities space vacated included manufacturing and distribution space in International operations and warehouse space in the Americas.

        In the fourth quarter of 2002, the Company further evaluated its International operations with the intent to improve profitability. As a result, the Company initiated actions that resulted in additional head count, costs and facilities reductions in International operations. In addition, the management of International operations was consolidated under one management team. Restructuring charges of $1.2 million were recorded in 2002 as a result of these actions.

        Impairment of Fixed Assets.    In the third quarter of 2001, the Company recorded an asset impairment charge of $4.3 million as a result of restructuring activities to reduce manufacturing capacity and costs worldwide. Certain production equipment, tooling and leasehold improvements were idled or sold as a result of these measures.

        In 2002, an additional asset impairment charge of $2.2 million was recorded for production equipment in International operations as part of the rationalization and downsizing of manufacturing operations and for tooling associated with products discontinued in the Americas.

        Impairment of Goodwill.    In 2001, an impairment of goodwill charge was recorded for $11.8 million as a result of restructuring activities that reduced the level of International operations and the decision to exit certain product lines.

        In 2002, a goodwill impairment charge in the International segment was recorded for $1.0 million. This impairment charge results in the full amortization of the goodwill associated with the A.C. Egerton acquisition.

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

        Interest Expense, Net.    Net interest expense decreased from $3.9 million in 2001 to $2.0 million in 2002. The decrease was attributable to the lower level of debt in 2002 and a lower average interest rate associated with the Company's credit agreement.

        Income Taxes.    Income tax expense increased from a tax benefit of ($8.2) million in 2001 to a tax expense of $1.7 million in 2002. In 2001, the tax benefit resulted from the tax deductibility of certain cost and charges associated with the Company's restructuring. In 2002, a tax expense was recorded for income earned in the U.S. In 2002, a tax benefit was not recorded for foreign operating losses due to the uncertainty of the realization of the tax loss carry forward. In addition, the Company increased its valuation allowance for deferred tax assets related to net operating loss carry forwards of foreign subsidiaries.

Liquidity and Capital Resources

        Cash and cash equivalents on December 31, 2003 were $9.5 million, an increase of $6.3 million from the December 31, 2002 balance of $3.2 million. The increase in cash was primarily due to cash generated from operations and the sale of a building in the U.K. Cash generated by operating activities was $7.1 million in 2003 compared to $19.8 million in 2002. The Company received an income tax refund of $4.9 million in 2002 as a result of its net loss of $25.2 million in 2001.

        Net cash provided by investing activities was $1.2 million in 2003 as compared to net cash provided by investing activities of $4.4 million in 2002. The Company generated net proceeds of $6.2 million from a sale and leaseback of a building in the Americas segment in 2002. In 2003, the Company sold a building in the International segment for $2.2 million in cash.

        Net cash used in financing activities in 2003 was ($2.7) million, primarily for the repayment of debt. Net cash used in financing activities in 2002 was ($29.8) million, primarily for the repayment of debt.

        Accounts receivable decreased from $10.2 million at December 31, 2002 to $10.1 million at December 31, 2003. In terms of days sales outstanding, accounts receivable decreased from 46 days at December 31, 2002 to 44 days at December 31, 2003.

        Inventories increased from $7.8 million at December 31, 2002, to $8.9 million at December 31, 2003. Inventory write-offs due to discontinued products were $0.1 million in 2003 compared to

$0.4 million in 2002. Days inventory on hand increased from 49 days at December 31, 2002 to 55 days at December 31, 2003.

        Accounts payable decreased from $5.8 million at December 31, 2002 to $5.1 million at December 31, 2003 as days payables decreased from 37 days to 32 days, respectively.

        The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000. The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001. The Company did not repurchase stock in 2002 or 2003.

        The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement's term loan of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement. Total debt of $16.4 million under the prior Credit Agreement was repaid. The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.

        Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender's base rate. The weighted average interest rate under the Loan and Security Agreement at December 31, 2003 was 3.02%.

        The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company's ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with a fixed charge coverage ratio financial covenant among others. The Company was in compliance as of December 31, 2003 with the covenants of the Loan and Security Agreement.

        Contractual obligations, consisting principally of payment for noncancellable operating lease obligations, long term debt and capital leases. Future payments required under these contractual obligations have been summarized in the notes to the financial statements as follows: (i) lease commitments—Note N, (ii) long term debt—Note F, and (iii) capital lease obligations—Note G.

        The Company believes that cash flow from operations should be sufficient to fund the Company's capital expenditure and working capital requirements through 2004.

Contractual Obligations and Other Commitments

        The following table summarizes the Company's contractual obligations and other commitments as of December 31, 2003:

	2004	2005 to 2006	2007 to 2008	2009 and Thereafter	Total
Contractual Obligations
Long Term Debt(1)	952	2,830	—	—	3,782
Capital Lease Obligations	65	82	—	—	147
Operating Lease Obligations(2)	2,535	3,477	2,105	3,000	11,117
Employment Contracts(3)	768	1,512	1,407	—	3,687
Purchase Obligations(4)	6,628	—	—	—	6,628

	10,948	7,901	3,512	3,000	25,361

(1)
The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. See Footnote F of Notes to Consolidated Financial Statements.

(2)
The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012. See Footnote N to the Consolidated Financial Statements.

(3)
The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008. Both contracts are renewable every 5 years. The Chairman of the Board's salary is set at $50,000 per annum for the remainder of the term. The President and Chief Executive Officer's base year salary is $718,320 per year, and is subject to an annual cost of living increase based on the consumer price index. Base salary may also be increased based on the discretion of the Board of Directors. In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

(4)
The Company has adequate sources of supply for the raw materials used in its manufacturing processes and it attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials. Most plastic resins are purchased under annual or multi-year pricing agreements to stabilize costs and improve supplier delivery performance. The Company is not contractually obligated to purchase product over the life of these agreements.

Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above. In addition, as discussed in Footnote M to the Consolidated Financial Statements, the Company guaranteed debt of the Company's principal stockholder and Chairman of the Board of approximately $754 in 1997. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. The Company has not recorded a liability for this guarantee. If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder. At December 31, 2003, the outstanding loan balance subject to the guarantee totaled $613.

Forward-Looking Statements and Risk Factors

        Certain statements contained in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), which provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations or negatives thereof or by similar or comparable words or phrases. In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things. These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.

        Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the risk factors discussed below.

        Obsolescence and Technological Change.    The communications industry is in a state of rapid technological change. The introduction of new technologies, network architectures or changes in industry standards can render the Company's existing products or products under development obsolete or unmarketable. For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks. Further, while management anticipates that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in growth of wire-line networks, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on the Company's business. The Company's growth strategies are designed, in part, to take advantage of opportunities that the Company believes are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry. There can be no assurance that demand resulting from these emerging trends will continue or that the Company's products will be met with market acceptance.

        Importance of New Product Development to Growth. A significant factor in the Company's ability to grow and remain competitive will be its ability to anticipate changes in technology and industry standards, and to successfully develop and introduce new products on a timely basis. New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment. Trends toward consolidation of the communications industry and convergence of technologies may require the Company to quickly adapt to rapidly changing market conditions and customer requirements.

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

        Concentration of Customers; Limited Backlog.    The telecommunications industry is concentrated. A relatively small number of customers account for a large percentage of the Company's available market.

Consequently, the Company's five largest customers accounted for 57.2% and 57.7% of the Company's total net sales in 2002 and 2003, respectively. Comcast accounted for 27.1% of the Company's total net sales in 2003. Comcast accounted for 28.0% of the Company's sales in 2002. Verizon accounted for 10.5% of the Company's total net sales in 2003. Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company's customer base but also from time to time delay customers' capital expenditures as newly merged service providers consolidate operations. In the event one of the Company's major customers were to terminate purchases of the Company's products, the Company's operating results would be adversely affected.

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

        Dependence on the Telecommunications Industry.    The Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales. Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems. The amount of capital spending and, therefore, the Company's sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology. While the industry generally experienced above average growth in the late 1990's, since 2001 the telecommunications equipment industry has been materially adversely affected by service providers' reductions of their capital expenditures.

        The Company's success is dependent upon continued demand by the communications industry for products used in signal transmission systems which may be affected by factors beyond the Company's control, including the convergence of video, voice, and data transmission systems occurring within the broadband and telephone markets, continuing consolidation of companies within those markets and the provision of Internet access by broadband operators and local telephone companies.

        Price Fluctuations of Raw Materials; Availability of Complementary Products.    The Company's cost of sales may be materially affected by increases in the market prices of the raw materials, including resins, used in the Company's manufacturing processes. The Company does not engage in hedging transactions for such materials, although it periodically enters into purchase agreements for certain raw materials for as much as one year or more. There can be no assurance that price increases in raw materials can be passed on to the Company's customers through increases in product prices. In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products, including grade level boxes that complement the products manufactured by the Company. Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company's own products.

        Energy Costs and Availability.    The Company's cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in the Company's manufacturing processes. California is the site of the Company's largest manufacturing operation. The energy costs of

California manufacturing firms may increase. There exists the possibility of interruption(s) in the supply of energy to California's manufacturing firms. There can be no assurance that the Company's energy costs can be passed on to the Company's customers through increases in product prices. Further, disruptions or delays in the supply of electricity, natural gas and water to the Company could have a material adverse effect on sales of the Company's products.

        Acquisitions and Failure to Integrate Acquired Businesses.    In the event the Company pursues any acquisitions, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage any such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems. Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on the Company's reported financial condition or results of operations, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition or results of operations.

        In addition, there can be no assurance that any businesses acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will realize the synergies expected from such acquisitions.

        The failure to obtain any or all of the desired results from acquisitions could have a material adverse effect on the Company's business, financial condition and results of operations.

        Operating Leverage.    Because the fixed costs of facilities, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, the Company's ability to operate profitably is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base. Due to this "operating leverage", a reduction in sales or the rate of sales growth has had in the past and could have in the future a disproportionately adverse effect on the Company's financial results.

        Seasonality and Fluctuations in Operating Results.    The Company's business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company's products. In addition, first quarter sales may also reflect customer delays in implementation of their annual capital expenditure plans. The Company's operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from and shipments to major customers, the timing of new product introductions and deployment as well as the availability of products by the Company or its competitors, the overall level of capital expenditures by broadband operators and telephone companies, market acceptance of new and enhanced versions of the Company's products, variations in the mix of products the Company sells, and the availability and costs of raw materials.

        Risks Associated with International Operations.    International sales, including export sales from U.S. operations, accounted for 27.2%, 23.8% and 21.2% of the Company's net sales in 2001, 2002 and 2003, respectively. Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards. The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its international operations. There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company's business.

        Competition.    The industries in which the Company operates are highly competitive. The level and intensity of competition may increase in the future. The Company's competitors include companies that are much larger than the Company, such as Tyco, 3M, Marconi, Arris and Corning. The Company's business strategy includes increased focus on telephone connectivity. There can be no assurance that the Company will be able to compete successfully against its competitors, most of whom have access to greater financial resources than the Company.

        Disruptions at the Company's Manufacturing Facility; Lease with Related Party.    The majority of the Company's manufacturing operations are currently located at the Company's facilities in Temecula, California, which also includes the Company's principal warehouse and corporate office operations. The Company's success depends in large part on the orderly operation of these facilities. Because the Company's manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect its business and results of operations. The Company maintains property insurance on this facility as well as business interruption insurance.

        The Company currently leases a portion of its Temecula facilities from William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The Company believes the terms of these leases are no less favorable than would be available from an unrelated third party after arm's length negotiations. Although the Company has renewal options through the year 2015 under these leases, there can be no assurance that the Company and Mr. Channell, Sr. will be able to agree on additional renewal terms for the properties currently leased by the Company. The failure of the Company to renew the leases would require the Company to relocate its existing facilities, which could have a material adverse effect on the Company's business, financial condition or results of operations.

        Dependence on Key Personnel.    The future success of the Company depends in part on its ability to attract and retain key executive, engineering, marketing and sales personnel. Key personnel of the Company include William H. Channell, Sr., Chairman of the Board, William H. Channell, Jr., President and Chief Executive Officer and the other executive officers of the Company. The market for qualified personnel in the communications industry is competitive and the loss of certain key personnel could have a material adverse effect on the Company. The Company has employment contracts with William H. Channell, Jr. and William H. Channell, Sr.

        Changing Regulatory Environment.    The communications industry is subject to regulation in the United States and other countries. Federal and state agencies regulate most of the Company's domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company's business.

        Uncertain Ability to Manage Industry Volatility.    The Company's business has required and is expected to continue to require significant Company resources in terms of personnel, management and other infrastructure. The Company's ability to manage effectively the volatility of the telecommunications industry requires it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

        Environmental Matters.    The Company is subject to a wide variety of federal, state and local environmental laws and regulations and uses a limited number of chemicals that are classified or could be classified as hazardous or similar substances. Although management believes that the Company's operations are in compliance in all material respects with current environmental laws and regulations, the Company's failure to comply with such laws and regulations could have a material adverse effect on the Company.

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

	Year Ended December 31, 2002				Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(amounts in thousands)				(amounts in thousands)
Net sales	$19,841	$25,823	$19,401	$19,720	$16,218	$20,285	$19,434	$20,600
Gross profit	6,482	9,988	5,435	5,430	4,482	6,449	5,515	6,131
Income (loss) from operations	1,920	2,096	902	(4,248)	(67)	1,838	712	(1,786)
Income (loss) before income taxes	1,150	1,545	411	(4,435)	(188)	1,699	534	(1,919)

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

        The market risk inherent in the Company's market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. All financial instruments held by the Company and described below are held for purposes other than trading.

Market Risk

        The Company's Loan and Security Agreement allows the outstanding balance to bear interest at a variable rate based on the lender's base rate. The credit facility exposes operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

        If the variable rates on the Company's Loan and Security Agreement were to increase by 1% from the rate at December 31, 2003, and if the Company had borrowed during all of fiscal 2003 the maximum amount ($25.0 million) at any time in 2003 under its credit facility at the increased interest rate, the Company's interest expense would have increased, and net loss would have increased by $0.2 million. A marginal income tax rate of 38.0% was used in this analysis. This analysis does not consider the effects of economic activity on the Company's sales and profitability in such an environment.

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

Item 8.    Financial Statements and Supplementary Data

        Consolidated Financial Statements of Channell Commercial Corporation are as follows:

        Financial statement schedules are as follows:

        Schedule II—Valuation and Qualifying Accounts

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

Item 9A.    Controls and Procedures

        Based on their evaluation as of December 31, 2003 (the "Evaluation Date"), the Company's principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company's management, including the Company's principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

        To satisfy their responsibility for financial reporting, the Company's CEO and CFO have established internal controls for financial reporting which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's management in order to ensure compliance. In addition, the Company's Audit Committee meets regularly with management and the independent accountants to review accounting, auditing and financial matters. The Audit Committee and the independent accountants have free access to each other, with or without management being present.

        There has been no change in the Company's internal control over financial reporting during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.    Executive Officers and Directors of the Registrant

        The following table sets forth information with respect to the Company's executive officers and directors and their ages as of March 4, 2004.

Name	Age	Positions
William H. Channell, Sr.	76	Chairman of the Board and Director
William H. Channell, Jr.	46	President, Chief Executive Officer and Director
Jacqueline M. Channell	72	Secretary and Director
Bruce Glidden	75	Director
Guy Marge	60	Director
Dana Brenner	61	Director
Edward J. Burke	48	Vice President, Corporate Engineering
Timothy Hankinson	51	Managing Director, International
John B. Kaiser	52	Vice President, North American Sales
Thomas Liguori	45	Chief Financial Officer
Andrew M. Zogby	43	Vice President, Corporate Marketing

        The Company's Board of Directors was comprised of six members at March 4, 2004. The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

        William H. Channell, Sr., the son of the Company's founder, James W. Channell, has been the Chairman of the Board since July, 1996. From 1966 to November, 2001 and from July, 2002 to December, 2003 Mr. Channell, Sr. was Chief Executive Officer. Mr. Channell, Sr. is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the husband of Jacqueline M. Channell and the father of William H. Channell, Jr. His term as a Director expires in 2005.

        William H. Channell, Jr. has been President and Chief Executive Officer since December, 2003. He was President and Chief Operating Officer of the Company from 1996 to December, 2003. He has been a Director of the Company since 1984. Since joining the Company in 1979, Mr. Channell, Jr. has held the positions of Executive Vice President, Director of Marketing and National Sales Manager. Mr. Channell, Jr. is a principal stockholder of the Company and is the son of William H. Channell, Sr. and Jacqueline M. Channell. His term as a Director expires in 2006.

        Jacqueline M. Channell is Secretary and has been a Director since 1966 except for approximately three months in 2001. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr. Mrs. Channell's term as a Director expires in 2006.

        Bruce Glidden became a Director of the Company in April, 2002. Mr. Glidden was with U.S. Steel for 29 years. From 1981 to 1985, he was President of U.S. Steel's American Bridge Division. In 1985, Mr. Glidden founded Glidden & Co., Ltd., a consulting firm serving the engineering profession and the construction industry. Mr. Glidden's term as a Director expires in 2004.

        Guy Marge became a Director of the Company in August, 2002. Mr. Marge is President and Chief Executive Officer of Western Brass Industries, Inc. and Storm Industries, Inc. From 1988 to 2001, Mr. Marge was Chief Executive Officer of the Milhous Group, Inc., a manufacturer of plastic, metal-formed and pre-cast concrete products. From 1978 to 1988, Mr. Marge held executive management positions with Kearney-National, Inc., The United Groups, Inc., and Uniroyal Technology Corporation. Mr. Marge's term as a Director expires in 2004.

        Dana Brenner became a Director of the Company in March, 2003. Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California, focused on medium and small businesses as well as individuals. Mr. Brenner has over 35 years of public accounting experience with companies in various industries including manufacturing, construction, real estate, mortgage banking and credit unions. Mr. Brenner's term as a Director expires in 2005.

        Edward J. Burke has been the Company's Vice President, Corporate Engineering since May, 1996 and has served in various similar capacities with the Company since 1984. Mr. Burke has held various technical positions in the thermoplastic product engineering and tooling design field since 1978.

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

        Thomas Liguori has been the Company's Chief Financial Officer since April, 2000. Mr. Liguori joined the Company from Dole Food Company, where he served as Chief Financial Officer of Dole Europe in Paris, France. From 1992 to 1996 he held various financial positions with Teledyne Inc., including Vice President, Finance for a manufacturer of consumer and industrial products. From 1986 to 1992 Mr. Liguori was a management consultant with Deloitte & Touche. He has over 20 years of financial, accounting and management experience.

        Andrew M. Zogby has been the Company's Vice President, Corporate Marketing since March, 1996. Prior to joining the Company, Mr. Zogby was Director of Strategic Marketing, Broadband Connectivity Group for ADC Telecommunications, a publicly traded telecommunications equipment supplier to both telephone and broadband network providers worldwide. He had been with ADC Telecommunications since 1990. Mr. Zogby has held various technical marketing positions in the telecommunications equipment industry since 1984.

Compensation of Directors

        Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as directors. Prior to 2003, the Company's non-management directors received compensation consisting of an annual retainer fee of $25,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance. Effective January of 2003, the fee for committee meetings was reduced to $500. Mrs. Channell also receives non-management director retainer and attendance fees. In addition, pursuant to the Company's 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company's Common Stock with an exercise price equal to the Initial Public Offering price, and on the date of each of the Company's annual stockholder meetings after the Initial Public Offering, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting are to receive options to acquire an additional 1,000 shares of the Company's Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

Audit Committee Financial Expert

        The Board of Directors has determined that Mr. Dana Brenner qualifies as a "financial expert" within the meaning of SEC rules. Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California. Mr. Brenner has over 35 years of public accounting experience with companies in various industries, including manufacturing, construction, real estate, mortgage banking and credit unions.

Code of Ethics

        The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to its principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is being filed as Exhibit 14 to this Annual Report on Form 10-K. If the Company makes substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on its website within five days of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information required by Item 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to its 2004 annual meeting of stockholders.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth the annual and long-term compensation of the Company's Chief Executive Officer and the four additional most highly compensated executive officers for the years ended December 31, 2001, 2002 and 2003 (collectively, the "Named Officers").

		Annual Compensation
Name and Positions Held with the Company					Other Annual Compensation ($)(1)		Restricted Stock Awards ($)	Underlying Options/ SARs(#)		LTIP Payouts ($)	All Other Compensation ($)
	Years	Salary ($)	Bonus ($)
William H. Channell, Sr.(2) Chairman of the Board and Chief Executive Officer	2003 2002 2001	248,077 — 239,455	— — —		— 15,500 —	(3)	— — —	1,000 1,000 —	(9)	— — —	32,187 30,101 29,234	(8) (8) (8)
William H. Channell, Jr.(2) President and Chief Executive Officer	2003 2002 2001	656,109 508,300 598,000	261,206 447,500 67,260	(4) (5)	— — —		— — —	1,267,800 — 50,000	(9)	— — —	1,024 1,186 1,620	(8) (8) (6)
Thomas Liguori Chief Financial Officer	2003 2002 2001	197,925 185,250 188,200	80,340 60,060 —		— — —		— — —	50,000 — 44,140	(9)	— — —	2,475 — 2,212	(6) (6)
John B. Kaiser Vice President, North American Sales	2003 2002 2001	161,200 147,250 150,589	66,960 47,740 —		— — —		— — —	145,270 — 7,470	(9)	— — —	6,882 2,046 4,371	(7) (8) (7)
Andrew M. Zogby Vice President, Corporate Marketing	2003 2002 2001	179,777 164,305 168,030	21,100 53,269 —		— — —		— — —	148,550 — 8,310	(9)	— — —	5,697 1,246 3,840	(7) (8) (7)
Edward J. Burke Vice President, Corporate Engineering	2003 2002 2001	148,412 138,908 142,057	60,242 45,035 —		— — —		— — —	148,550 — 8,310	(9)	— — —	5,033 749 2,942	(7) (8) (7)

(1)
For each individual named, compensation excludes perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2)
William H. Channell, Sr. retired as Chief Executive Officer December 10, 2003. Mr. Channell, Sr. will continue as Chairman of the Board. William H. Channell, Jr. was elected as President and Chief Executive Officer effective December 10, 2003.

(3)
Other Annual Compensation in 2002 was for services as a Company Director.

(4)
The bonus of William H. Channell, Jr. shown in 2002 is based on Company performance in 2001 and 2002.

(5)
The bonus of William H. Channell, Jr. shown in 2001 is based on Company performance in 2000.

(6)
Company contributions to the 401(k) plan.

(7)
Company paid premiums for life insurance and Company contributions to the 401(k) plan.

(8)
Company paid premiums for life insurance.

(9)
In February, 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan. The tender offer expired March 20, 2003. Outstanding options were cancelled for those employees and non-employee directors who tendered their shares. On September 24, 2003 new options were exchanged for the options cancelled in March, 2003. Included in the 2003 Underlying Options/SARs (#) are new options that were exchanged: Mr. Channell, Sr.: 1,000; Mr. Channell, Jr.: 596,400; Mr. Kaiser: 95,270; Mr. Zogby: 100,060; and Mr. Burke: 98,550.

1996 Incentive Stock Plan

        The Company's 1996 Incentive Stock Plan (the "1996 Stock Plan") currently permits the granting to the Company's key employees, Directors and other service providers of (i) options to purchase shares of the Company's Common Stock and (ii) shares of the Company's Common Stock that are subject to certain vesting and other restrictions ("Restricted Stock"). Initially, a maximum of 750,000 shares of Common Stock were reserved for issuance under the 1996 Stock Plan. In 1999, the 1996 Stock Plan was amended to allow a maximum of 1,500,000 shares to be issued under the 1996 Stock Plan.

        The 1996 Stock Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of stock options or shares of Restricted Stock that may be granted to any single participant under the 1996 Stock Plan during any fiscal year of the Company is 100,000. The purpose of the 1996 Stock Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by key employees, directors and other service providers selected by the Compensation Committee.

        All options granted under the 1996 Stock Plan are non-transferable and exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option's grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Options under the 1996 Stock Plan may be designated as "incentive stock options" for federal income tax purposes or as options which are not qualified for such treatment, or "non-qualified stock options". In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the stock on the date the option is granted. The exercise price of a non-qualified option need not be equal to the fair market value of the stock at the date of grant, but may be granted with any exercise price which is not less than 85% of the fair market value at the time the option is granted, as the Compensation Committee may determine. The aggregate fair market value (determined at the time the options are granted) of the shares covered by incentive stock options granted to any employee under the 1996 Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

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

        In January, 2003, the Board of Directors approved an offer allowing current employees and non-employee directors to exchange all of their outstanding options granted under the 1996 Stock Plan for new options to be granted under the 2003 Stock Plan or any other stock option plan that may be adopted by the Company. At the time the Board approved the offer, certain employees' and non-employee directors' outstanding options had exercise prices that were significantly higher than the current market price of the Company's common stock. The Board of Directors made the offer in order to provide these option holders with the benefit of owning options that, over time, may have a greater potential to increase in value. The Board of Directors believes that this will create better performance incentives for these option holders. The offer expired on March 20, 2003. A total of 1,326,890 options to purchase shares of the Company were accepted for exchange and cancelled on March 20, 2003. The 2003 Incentive Stock Plan was approved at the Annual Meeting of Stockholders on April 25, 2003. On September 24, 2003, a total of 1,324,090 new options were exchanged for options cancelled in March, 2003.

        Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange. The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued. The exercise price of the new options was equal to the closing sale price of the Company's common stock as reported on the Nasdaq National Market on the grant date of the new options.

2003 Incentive Stock Plan

        The Company's 2003 Incentive Stock Plan (the "2003 Stock Plan") currently permits the granting of (i) incentive stock options to purchase shares of the Company's Common Stock to employees of the Company and the Company's subsidiaries and (ii) nonqualified stock options to purchase shares of the Company's Common Stock to employees, Directors and consultants of the Company and the Company's subsidiaries. The 2003 Stock Plan also permits the granting of shares of the Company's Common Stock ("Stock Awards") that are subject to vesting restrictions based on continued employment or attainment of performance goals ("Restricted Stock") to employees, Directors and consultants of the Company and the Company's subsidiaries. Incentive stock options and nonqualified stock options are granted subject to the terms of a stock option agreement entered into between the participant and the Company. A maximum of 3,100,000 shares of Company Common Stock are reserved for issuance under the 2003 Stock Plan.

        The 2003 Stock Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of stock options that may be granted to any single participant under the 2003 Stock Plan during any fiscal year of the Company is 1,000,000. The purpose of the 2003 Stock Plan is to secure for the Company and its stockholders the benefits arising from stock ownership by employees, directors and consultants selected by the Compensation Committee.

        Options granted under the 2003 Stock Plan are non-transferable other than by will or by the laws of descent or distribution and exercisable, during the lifetime of the participant, only by the participant at times and under conditions determined by the Compensation Committee. Each option granted has a term specified in the stock option agreement, but all options expire no later than ten years from the date of grant. Options under the 2003 Stock Plan may be designated as "incentive stock options" for federal income tax purposes or as "nonqualified stock options." In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the share of Company Common Stock on the date the option is granted. The exercise price of a nonqualified stock option need not be equal to the fair market value of the share of Company Common Stock on the date of grant, but may be granted, at the discretion of the Compensation Committee, at any exercise price which is not less than 85% of the fair market value at the time the option is granted. The aggregate fair market value (determined at the time the options are granted) of the shares of Company Common Stock covered by incentive stock options granted to any employee under the 2003 Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

        Upon exercise of an option, the purchase price must generally be paid in full in cash or by cashiers check. However, at the discretion of the Compensation Committee, the terms of a stock option agreement may permit payment of the purchase price by means of (i) delivery of shares of Common Stock already owned by the participant (valued at fair market value as of the date of exercise), (ii) to the extent permitted by applicable law, delivery of a promissory note secured by the shares issued, (iii) delivery of a portion of the shares issuable upon exercise (i.e., exercise for the "spread" on the option payable in shares), or (iv) any combination of the foregoing or any other means permitted by the Compensation Committee.

        Grants of Stock Awards are made pursuant to a restricted stock agreement entered into between the Company and the participant. A stock agreement provides (i) the rate at which shares of Restricted Stock will vest and (ii) any other terms and restrictions deemed appropriate by the Compensation Committee. Until vested, shares of Restricted Stock are generally non-transferable and forfeitable upon termination of employment.

        In the event of a merger, reorganization or sale of substantially all of the assets of the Company, the Compensation Committee, may, in its discretion, do one or more of the following: (i) shorten the period during which options are exercisable, (ii) accelerate any vesting schedule to which an option or Stock Award is subject; (iii) arrange to have the surviving or successor entity assume the Stock Awards and the options or grant replacement options or (iv) cancel options or Stock Awards upon payment to the participants in cash, with respect to each option or Stock Award to the extent then exercisable or vested, of an amount that is equal to the excess of the fair market value of the Company's Common Stock (at the effective time of the merger, reorganization, sale or other event) over (in the case of options) the exercise price of the option.

        The Board of Directors may at any time amend, alter or suspend or terminate the 2003 Stock Plan. No amendment, alteration or suspension or termination of the 2003 Stock Plan may impair the rights of a participant, unless mutually agreed to by the Company and the participant.

Options/SAR Grants Table

        The following table sets forth the stock options granted to the Named Officers for the year ended December 31, 2003.

Name	Number of Securities Underlying Options/SARs Granted		% of Total Options/SARs Granted to Employees in Fiscal Year 2003		Exercise On Base Price ($/Sh)		Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation of Option Term (3)
								5%	10%
William H. Channell, Sr.	1,000	(1)	0.0%			$4.84	September 2013	3,044	7,714
William H. Channell, Jr.	321,400 596,400 350,000	(2) (1)	13.8 25.5 15.0	% % %	$ $ $	4.75 4.84 4.15	January 2013 September 2013 December 2013	960,102 1,815,352 913,469	2,433,087 4,600,459 2,314,911
Thomas Liguori	50,000		2.1%			$4.75	January 2013	149,362	378,514
John B. Kaiser	50,000 95,270	(2) (1)	2.1 4.1	% %	$ $	4.75 4.84	January 2013 September 2013	149,362 289,988	378,514 734,885
Andrew M. Zogby	50,000 100,060	(2) (1)	2.1 4.3	% %	$ $	4.75 4.75	January 2013 September 2013	149,362 304,568	378,514 771,834
Edward J. Burke	50,000 98,550	(2) (1)	2.1 4.2	% %	$ $	4.75 4.84	January 2013 September 2013	149,362 299,971	378,514 760,186

(1)
In February, 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan. The tender offer expired March 20, 2003. Outstanding options were cancelled for those employees and non-employee directors who tendered their shares. On September 24, 2003 new options were exchanged for the options cancelled in March, 2003.

(2)
Options granted in January, 2003 that were subsequently cancelled in March, 2003 as part of the Company's offer to exchange outstanding options granted under the 1996 Stock Plan.

(3)
The calculation of potential realizable value assumes annual growth rates for each of the grants shown over their 10-year option term. For example, a $4.84 per share price with a 5% annual growth rate results in a stock price of $7.88 per share and a 10% rate results in a stock price of $12.55 per share. Actual gains, if any, on exercised stock options are dependent on the future performance of the stock.

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2003 Option/SAR Values

        The following table sets forth the number and value of outstanding stock options at December 31, 2003.

        No options were exercised in 2003.

			Number of Shares Underlying Unexercised Options/SARs at December 31, 2003
					Value of Unexercised In-the- Money Options/SARs at December 31, 2003
	Shares Acquired On Exercise
Name		Value Realized
			Exercisable	Unexerciseable	Exercisable	Unexerciseable
William H. Channell, Sr.	0	0	334	666	$0	$0
William H. Channell, Jr.	0	0	258,334	688,066	$0	$7,000
Thomas Liguori	0	0	54,428	64,712	$22,440	$11,219
John B. Kaiser	0	0	42,781	52,489	$0	$0
Andrew M. Zogby	0	0	47,291	52,769	$0	$0
Edward J. Burke	0	0	46,201	52,349	$0	$0

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

Employment Contracts

        The Company in December, 2003 entered into a five year employment agreement, renewable every five years, with William H. Channell, Jr. Mr. Channell, Jr.'s annual salary is $718,320 (subject to an annual cost of living adjustment). Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Additionally, the employment agreement provides for incentive compensation to Mr. Channell, Jr., based upon personal performance objectives and increases in the Company's market capitalization over a three-year period. Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.    In the event that the Company were to terminate Mr. Channell, Jr. without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

        The Company amended in December, 2003 the employment agreement with Mr. Channell, Sr. originally entered into in July, 1996. Mr. Channell, Sr.'s annual salary starting in December, 2003 is $50,000. Mr. Channell, Sr.'s benefits include (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company's senior executive officers, (iii) during Mr. Channell, Sr.'s lifetime, a portion of the premiums on a $1,500,000 life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (iv) an automobile allowance.

Incentive Compensation Plan

        Effective beginning in the Company's 1996 fiscal year, the Board of Directors adopted the Company's 1996 Performance-Based Annual Incentive Compensation Plan (the "Incentive Plan").

Eligible participants consist of key employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan are determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation Committee, Common Stock of the Company. Mr. William H. Channell, Jr., the Company's President and Chief Executive Officer, receives a bonus based on the factors above. The bonus was earned and payable based on continued service in subsequent years for fiscal year 2001 and prior. In 2002, the Compensation Committee changed the bonus to be earned and payable in the current year. The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards.

        The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. As of March 4, 2004, the members of this Committee included Mr. Guy Marge, as Chairperson, Mr. William H. Channell, Sr. and Mr. Dana Brenner. It is the responsibility of the Committee to review and approve the Company's executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

        In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan. The tender offer expired on March 20, 2003. Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003. On September 24, 2003, a total of 1,324,090 new options were exchanged for options cancelled in March 2003. (See "Executive Compensation—1996 Incentive Stock Plan", Item 11.)

        The following is a line graph presentation comparing the Company's cumulative total return since the Initial Public Offering in July 1996 to December 31, 2003 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG CHANNELL COMMERCIAL CORPORATION,
THE NASDAQ STOCK MARKET (U.S.) INDEX
THE S & P COMMUNICATIONS EQUIPMENT INDEX AND THE S & P INDUSTRIALS INDEX

  * $100 invested on 12/31/98 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

  Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
  www.researchdatagroup.com/S&P.htm

Board Meetings and Committees

        The Board of Directors held ten meetings during the fiscal year ending December 31, 2003. The Board has two standing committees: the Audit Committee and the Compensation Committee, both established in June 1996. The Board does not have a Nominating Committee. The Audit Committee recommends engagement of the Company's independent accountants, approves the services performed by such accountants and reviews and evaluates the Company's accounting systems and its system of internal accounting controls. All members of the Audit Committee are independent as defined by NASD rule 4200(a)(14). Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California. Mr. Brenner has over 35 years of public accounting experience with companies in various industries, including manufacturing, construction, real estate, mortgage banking and credit unions.The Board has adopted a written charter for the Audit Committee. The Compensation Committee makes recommendations to the full Board of Directors regarding levels and types of compensation of the Company's executive officers and administers the 1996 Stock Plan, the 2003 Stock Plan and the Incentive Compensation Plan. See "Executive Compensation" and "Description of Certain Plans". In 2003, the Audit Committee met three times and the Compensation Committee met five times in performing their responsibilities. In 2003, no director failed to attend at least 75% of the aggregate number of Board and Committee meetings during the period of his or her service.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        During 2003, members of the Company's Compensation Committee consisted of Messrs. Guy Marge as Chairman, William H. Channell, Sr., and Dana Brenner. No additional information concerning the Compensation Committee or the Company's executive officers is required by Item 402 of Regulation S-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

        The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company's outstanding common stock (as provided to the Company by such persons or the record holder of such shares).

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	No. of Shares Owned	Exercisable Options(1)	Total	Percent of Class
William H. Channell, Sr. and Jacqueline M. Channell, as co-trustees of the Channell Family Trust 26040 Ynez Road Temecula, CA 92591	3,250,830	6,335	3,257,165	35.6%
William H. Channell, Jr. 26040 Ynez Road Temecula, CA 92591	715,250	382,134	1,097,384	7.8%
Rutabaga Capital Management, LLC 64 Broad Street Boston, MA 02109	977,650	—	977,650	10.7%
Fidelity Management & Research Co. 82 Devon Street Boston, MA 02109	912,524	—	912,524	10.0%
State of Wisconsin Investment Board P.O. Box 7842 Madison, WI 53707	701,300	—	701,300	7.7%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	613,900	—	613,900	6.7%
The Taylor Family Trust 1450 Ravenswood Lane Riverside, CA 92506	469,960	—	469,960	5.1%
Carrie S. Channell 18 Buena Vista Avenue Mill Valley, CA 94941	450,000	—	450,000	4.9%

(1)
Refers to the number of shares covered by options exercisable within 60 days of March 2, 2004.

Security Ownership of Management

        The following table sets forth certain information, as of March 2, 2004, concerning the beneficial ownership of common stock by the Company's directors and Named Officers, and all directors and executive officers of the Company as a group.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	No of Shares Owned	Exercisable Options(1)	Total	Percent of Class
William H. Channell, Sr.	3,250,830	334	3,251,164	35.6%
Jacqueline M. Channell	0	6,001	6,001	0.0%
William H. Channell, Jr.	715,250	382,134	1,097,384	7.8%
Thomas Liguori	30,300	71,095	101,395	*
Bruce Glidden	1,000	668	1,668	*
Guy Marge	0	334	334	0.0%
Dana Brenner	0	334	334	0.0%
Edward J. Burke	1,000	62,934	63,934	*
John B. Kaiser	890	59,514	60,404	*
Andrew M. Zogby	900	64,024	64,924	*
Total Listed Individually	4,000,170	647,372	4,647,542
All present directors and executive officers as a group (11 in number)	4,000,170	675,539	4,675,709	43.4%

*
Less than 1%

(1)
Refers to the number of shares covered by options exercisable within 60 days of March 2, 2004.

Item 13.    Certain Relationships and Related Transactions

        The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $0.8 million incurred in connection with construction of the building. The loan amount subject to the guarantee is expected to decline before expiring in 2016. At December 31, 2003, the outstanding loan balance subject to the guarantee totaled $0.6 million. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes. Rent expense paid under the leases was $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party. As part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities. The Company intends to sublease the vacated warehouse space.

        In January, 2001, the Company guaranteed personal debt of William H. Channell, Jr., the Company's President and Chief Executive Officer, of $0.6 million. In connection with this guarantee, William H. Channell, Jr. paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock. It was not practicable to estimate the fair value of the guarantee. The guarantee was canceled by the lender in March, 2002.

        In May, 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800,000 was recorded. RMS Communications, Inc. paid the Company $125,000 in cash at the time of sale, and the remaining $675,000 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2003 is $337,494. The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

        In 2003, the Company paid $72,912 to Carolyn Channell for consulting services. Mrs. Channell is the wife of William H. Channell, Jr., the Company's President and Chief Executive Officer. Mrs. Channell consults on insurance coverage matters for the Company.

Item 14.    Principal Accounting Fees and Services

        The information required by Item 14 of Form 10-K is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following financial statements and schedules are filed as a part of this report:

(1)
Consolidated Financial Statements
See index included in Part II, Item 8.

(2)
Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

  (a)(3) and (c). The following exhibits are filed herewith:

    (b)
    Reports on Form 8-K
Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1	Channell Commercial Corporation 1996 Incentive Stock Plan (including form of Stock Option Agreements and Restricted Stock Agreement) (1)
10.2.2	Channell Commercial Corporation 2003 Incentive Stock Plan (8)
10.3	Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)
10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)

10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
10.19	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
14	Channell Commercial Corporation Code of Business Conduct and Ethics (9)
23	Consent of Certified Public Accountants (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (9)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Jr., CEO; and Thomas Liguori, CFO. (9)

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

(5)
Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on August 9, 2002.

(6)
Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K dated September 25, 2002.

(7)
Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 10-Q on November 12, 2002.

(8)
Incorporated by reference to Appendix B filed in connection with the Company's Definitive Proxy Statement on March 26, 2003.

(9)
Filed herewith.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Channell Commercial Corporation

        We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2002 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of Channell Commercial Corporation for each of the three years in the period ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 6, 2004

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,
(amounts in thousands)

	2002	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,162	$9,527
Accounts receivable, net	10,156	10,051
Inventories	7,757	8,855
Deferred income taxes	1,037	876
Prepaid expenses and other current assets	1,090	996
Income taxes receivable	247	102

Total current assets	23,449	30,407
PROPERTY AND EQUIPMENT, net	25,431	17,164
DEFERRED INCOME TAXES	4,367	5,277
INTANGIBLE ASSETS, net of amortization of $207 in 2002	504	613
OTHER ASSETS	412	504

	$54,163	$53,965

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	5,820	5,103
Short term debt (including current maturities of long term debt)	952	952
Current maturities of capital lease obligations	694	57
Accrued restructuring liability	2,155	2,857
Accrued expenses	3,625	4,240

Total current liabilities	13,246	13,209
LONG-TERM DEBT, less current maturities	4,877	2,830
CAPITAL LEASE OBLIGATIONS, less current maturities	25	67
DEFERRED GAIN ON SALE LEASEBACK TRANSACTION	574	513
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued—9,369 in 2002 and 9,372 in 2003; outstanding—9,125 shares in 2002 and 9,128 shares in 2003	94	94
Additional paid-in capital	28,655	28,664
Treasury stock—244 shares in 2002 and 2003	(1,871)	(1,871)
Retained earnings	10,556	10,470
Accumulated other comprehensive loss
Foreign currency translation	(1,993)	(11)

Total stockholders' equity	35,441	37,346

	$54,163	$53,965

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,
(amounts in thousands, except per share data)

	2001	2002	2003
Net sales	$88,698	$84,785	$76,537
Cost of goods sold	69,892	57,450	53,960

Gross profit	18,806	27,335	22,577

Operating expenses
Selling	12,789	9,246	9,465
General and administrative	14,124	11,452	7,710
Research and development	2,331	1,619	1,902
Restructuring charge	2,999	1,228	1,565
Asset impairment charge	4,322	2,154	1,238
Goodwill impairment charge	11,772	966	—

	48,337	26,665	21,880

Income (loss) from operations	(29,531)	670	697
Interest income	72	89	122
Interest expense	(3,946)	(2,088)	(693)

Income (loss) before income tax expense (benefit)	(33,405)	(1,329)	126
Income tax expense (benefit)	(8,207)	1,737	212

Net loss	$(25,198)	$(3,066)	$(86)

Net loss per share
Basic	$(2.78)	$(0.34)	$(0.01)

Diluted	$(2.78)	$(0.34)	$(0.01)

Net loss	(25,198)	(3,066)	(86)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(937)	688	1,982

Comprehensive net income (loss)	$(26,135)	$(2,378)	$1,896

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2001, 2002 and 2003
(amounts in thousands)

	Common Stock			Treasury stock			Accumulated other comprehensive Income (loss)
			Additional paid-in capital			Retained earnings		Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2001	9,269	$93	$28,334	192	$(1,576)	$38,820	$(1,744)	$63,927
Treasury stock acquired	—	—	—	52	(295)	—	—	(295)
Foreign currency translation	—	—	—	—	—	—	(937)	(937)
Net loss for the year	—	—	—	—	—	(25,198)	—	(25,198)

Balance, December 31, 2001	9,269	$93	$28,334	244	$(1,871)	$13,622	$(2,681)	$37,497
Exercise of employee stock options	100	1	321	—	—	—	—	322
Foreign currency translation	—	—	—	—	—	—	688	688
Net loss for the year	—	—	—	—	—	(3,066)	—	(3,066)

Balance, December 31, 2002	9,369	$94	$28,655	244	$(1,871)	$10,556	$(1,993)	$35,441
Exercise of employee stock options	3	—	9	—	—	—	—	9
Foreign currency translation	—	—	—	—	—	—	1,982	1,982
Net loss for the year	—	—	—	—	—	(86)	—	(86)

Balance, December 31, 2003	9,372	$94	$28,664	244	$(1,871)	$10,470	$(11)	$37,346

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
(amounts in thousands)

	2001	2002	2003
Cash flows from operating activities:
Net loss	$(25,198)	$(3,066)	$(86)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,557	7,785	6,232
Asset impairment charge	4,322	2,154	1,238
Goodwill impairment charge	11,772	966	—
Loss on disposal of fixed assets	353	348	108
Amortization of deferred gain on sale leaseback	—	(30)	(61)
Deferred income taxes	(3,709)	1,193	(749)
Changes in assets and liabilities:
Accounts receivable	10,157	3,120	751
Inventories	11,330	2,182	(374)
Prepaid expenses and other current assets	304	156	327
Income taxes receivable	(2,889)	4,682	61
Other assets	69	32	(90)
Accounts payable	(3,348)	562	(1,046)
Restructuring liability	1,408	(388)	296
Accrued expenses	836	71	520

Net cash provided by operating activities	13,964	19,767	7,127

Cash flows from investing activities:
Purchase of property and equipment	(3,153)	(1,886)	(1,203)
Proceeds from sale of property and equipment	—	6,232	2,357

Net cash (used in) provided by investing activities	(3,153)	4,346	1,154

Cash flows from financing activities:
Repayment of debt	(2,553)	(35,133)	(2,047)
Proceeds from issuance of long-term debt	2,500	6,742	—
Payment of capital lease obligations	(2,579)	(1,763)	(624)
Purchase of treasury stock	(295)	—	—
Exercise of employee stock options	—	322	9

Net cash used in financing activities	(2,927)	(29,832)	(2,662)

Effect of exchange rates on cash	(35)	119	746

Increase (decrease) in cash and cash equivalents	7,849	(5,600)	6,365
Cash and cash equivalents, beginning of year	913	8,762	3,162

Cash and cash equivalents, end of year	$8,762	$3,162	$9,527

Cash paid during the year for:
Interest	$3,801	$1,608	$292

Income taxes	$752	$1,122	$749

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003
(amounts in thousands, except per share data)

NOTE A—DESCRIPTION OF BUSINESS

        The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products and fiber optic cable management. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the portion of a local signal delivery network, commonly known as the "outside plant" or "local loop", that connects the network provider's signal origination office with residences and businesses.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Estimates—In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accounts receivables reserves, the inventory valuation reserve, restructuring accruals associated with vacated facilities, valuation of goodwill and long lived assets and the deferred tax asset valuation allowance. Actual results could differ from those estimates and the differences could be material.

        Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        Foreign Currency Translation—Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income. Foreign currency transaction gains and losses are included in general and administrative expenses. Transactions gains and losses were not significant in 2001, 2002 and 2003.

        Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

        Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting. Cost includes material, direct production costs, and factory overhead costs.

        Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Capital lease assets are amortized using the straight-line method over the useful lives of the assets. Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

        Impairment of Long-Lived Assets—When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

        Intangible Assets—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. The Company has adopted this Standard as of January 1, 2002. In applying SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill and trademarks of the Company have indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $10,303.

        Below is the calculation of reported net income (loss) adjusted for the effect of amortization expense for the year ended December 31, 2001 (in thousands):

	Year ended December 31,
	2001
		Per Share Amount
	Amount	Basic	Diluted
Reported net loss	$(25,198)	$(2.78)	$(2.78)
Add back amortization of goodwill	696	0.08	0.08

Adjusted net loss	$(24,502)	$(2.70)	$(2.70)

        In December 2002, the Company reported an impairment of goodwill of $966 associated with International operations. The increase in intangible assets for the year ended December 31, 2003 is due to changes in foreign currency rates.

        Revenue Recognition and Accounts Receivable Reserves—Revenues include sales and fees earned on sales by licensees and are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. Provisions for estimated sales returns, sales allowances and uncollectible accounts are made at the time of sale based on (i) the Company's estimate of the rate on which customers take discounts allowed and (ii) the Company's specific assessment of the collectability of all past due accounts.

        Shipping Costs—Shipping and handling costs are charged to expense as incurred. Total shipping costs of $1,752, $1,170 and $1,336 are included in selling expenses for 2001, 2002 and 2003, respectively.

        Income taxes—Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. These deferred income taxes are measured by applying currently enacted income tax rates. A valuation allowance reduces deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

        Income (loss) per share—Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

        The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2001		2002		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic loss per share	9,050	$(2.78)	9,048	$(0.34)	9,126	$(0.01)
Effect of dilutive stock options	—	—	—	—	—	—

Diluted loss per share	9,050	$(2.78)	9,048	$(0.34)	9,126	$(0.01)

        The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2001	2002	2003
Options to purchase shares of common stock	1,092	917	1,894
Exercise prices	$3.05 - $13.75	$3.05 - $13.75	$3.16 - $13.75
Expiration dates	July 2006 - December 2011	July 2006 - May 2012	July 2006 - December 2013

        Fair value of financial instruments—The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value because of the short maturity of these financial instruments. Long-term obligations are carried at amounts that approximate fair value. The estimated fair value of the long-term obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

        Accounting for Stock-Based Compensation—Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure on Amendment of SFAS 123", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

        Compensation cost has not been significant for 2001, 2002 and 2003. In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan. The tender offer expired on March 20, 2003. Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003. On September 24, 2003, a total of 1,324,090 new options were exchanged for those cancelled in March 2003. Eligible option holders who participated in the "Offer to Exchange" were granted a new option for each old cancelled option. For each new option granted, the vesting status and vesting schedule of the old option was preserved. The weighted average fair value of the options issued in September 2003 was $1.91. The weighted average exercise price was $4.84. In accordance with the guidance of SFAS No. 148, the compensation on a proforma basis is recognized for each of the new options granted under the "Offer to Exchange" that is either fully or partially vested as of year end December 31, 2003.

        Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company's net loss and loss per share would have been:

		Net loss per share
	Net Loss
		Basic	Diluted
2001
As reported	$(25,198)	$(2.78)	$(2.78)
Pro forma	$(25,536)	$(2.82)	$(2.82)
2002
As reported	$(3,066)	$(0.34)	$(0.34)
Pro forma	$(3,371)	$(0.37)	$(0.37)
2003
As reported	$(86)	$(0.01)	$(0.01)
Pro forma	$(1,001)	$(0.11)	$(0.11)

        Recent Accounting Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The Company applied the provisions of SFAS No. 146, on the 2003 restructuring charge discussed in Note H to the financial statements.

        In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operation.

        Reclassifications—Certain prior period amounts have been reclassified for comparison with 2003 presentation.

NOTE C—INVENTORIES

        Inventories are summarized as follows:

	2002	2003
Raw materials	$3,324	$2,895
Work-in-process	2,374	2,468
Finished goods	2,059	3,492

	$7,757	$8,855

NOTE D—PROPERTY AND EQUIPMENT

        Property and equipment are summarized as follows:

	2002	2003	Estimated useful lives
Machinery and equipment	$57,435	$58,719	3 - 10 years
Office furniture and equipment	2,978	3,145	3 - 7 years
Leasehold improvements	2,893	2,929	15 - 20 years
Building and building improvements	2,312	—	30 years

	65,618	64,793
Less accumulated depreciation and amortization	(40,187)	(47,629)

	$25,431	$17,164

        Included in machinery and equipment is $10,874 and $174 of equipment under capital lease at December 31, 2002 and 2003. Accumulated amortization of assets under capital lease totaled $7,208 and $51 at December 31, 2002 and 2003, respectively. Capital lease assets of $10,696 were re-classified to owned assets under machinery and equipment in 2003 as the associated purchase options were exercised. See Note G.

        As a result of the restructuring activities in the third quarter of 2001 to reduce manufacturing costs, headcount and facilities, certain production equipment, tooling and leasehold improvements were idled or sold. An impairment review of these assets was conducted. In the third quarter of 2001, the Company adjusted the carrying value of this production equipment, tooling and leasehold improvements resulting in a non-cash impairment charge of $4,322. The 2001 impairment charge includes approximately $2,322 for equipment, production tooling and leasehold improvements in International operations and, $2,000 for production equipment and building improvements in the Americas.

        As a result of the restructuring activities in the fourth quarter of 2002 to rationalize international operations and reduce manufacturing costs, certain production equipment, tooling and leasehold improvements were idled or sold. An impairment review of these assets was conducted. In the fourth quarter of 2002, the Company adjusted the carrying value of their production equipment and tooling and leasehold improvements, resulting in a non-cash impairment charge of $2,154. The 2002 impairment charge includes approximately $1,665 for equipment in the International operations and $489 for production tooling in the Americas.

        In the fourth quarter of 2003, a plan was developed to close an additional manufacturing facility in the International operations by mid-year 2004. An impairment review of the assets located in the facility was conducted. In the fourth quarter of 2003, the Company adjusted the carrying value of production equipment, tooling and leasehold improvements resulting in a non cash impairment charge of $1,238 for equipment in International operations.

        In January 2003, the Company entered into a sale of a facility in International operations located in Orpington, Kent, United Kingdom. The proceeds from the sale totaled $2,441 and resulted in a pretax loss of $110 which is included in general and administrative expense. Terms of the sale included a provision for the Company to lease back the facility for one year at no charge. Included in the proceeds was prepaid rent for one year which totaled $213. The resulting lease was accounted for as an operating lease in fiscal 2003.

NOTE E—ACCRUED EXPENSES

        Accrued expenses consist of the following:

	2002	2003
Accrued vacation	$621	$841
Accrued bonus	260	229
Other	2,744	3,170

	$3,625	$4,240

NOTE F—LONG-TERM DEBT

        Long-term debt consists of the following:

	2002	2003
Revolving credit facility with asset-based lender. Amounts borrowed under this facility bear interest at a variable rate based on either the lender's Base Rate or LIBOR. The weighted average interest rate under the revolving credit facility was 4.5% at December 31, 2002. There was no balance outstanding under the revolving line of credit at December 31, 2003.	$1,095	$—
Term Loan with asset-based lender. Term Loan has a three year term and is repayable in equal quarterly payments based on a five year amortization schedule with a balloon payment at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender's Base Rate or LIBOR. The weighted average interest rate under the term loan was 3.84% and 3.02% at December 31, 2002 and 2003, respectively.	4,712	3,770
Automobile loan payable in monthly principal and interest installments of $1 through April, 2005. The note is non-interest bearing and is collateralized by the automobile.	22	12

	5,829	3,782
Less current maturities	952	952

	$4,877	$2,830

        The Company had a senior credit facility with two banks through September, 2002. The outstanding balance bore interest, payable quarterly, at a variable rate of 2.5% over the administrative agent bank's base rate. The loan was collateralized by substantially all of the Company's assets and up to 65% of the capital stock of the Company's subsidiaries. In March 2002, the Company made a $3,000 principal payment. In addition, scheduled principal payments of $4,250 were made on March 31, 2002 and June 30, 2002. The remaining balance was repaid in September, 2002.

        The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. Maximum borrowings available under this facility total $25,000. The Agreement has a $1,000 sub-limit for letters of credit. As of December 31, 2003, outstanding letters of credit totaled $827. The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company's ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Company is also required to comply with a fixed charge coverage ratio and other financial covenants. The Agreement requires the Company to maintain a lockbox. The lockbox receipts automatically reduce the outstanding balance of the revolving credit balance, if any. There was no balance outstanding under the revolving line of credit at December 31, 2003. The Company was in compliance as of December 31, 2003 with the covenants of the Loan and Security Agreement.

        Long-term debt at December 31, 2003 is schedule to mature as follows:

Year	Amount
2004	$952
2005	2,830
Thereafter	—

$3,782

NOTE G—CAPITAL LEASE OBLIGATIONS

        The Company leases certain machinery and equipment under various agreements which are classified as capital leases. The leases expire on various dates through December 2006. Future minimum payments, by year, are as follows:

Year	Amount
2004	$65
2005	29
2006	53

147
Less amount representing interest	23

124
Less current maturities	57

$67

NOTE H—RESTRUCTURING CHARGES

2001 Restructuring Charge

        In the third quarter of 2001, the Company announced a restructuring plan in an effort to further reduce costs and align headcount and facilities with expected business levels. The additional restructuring charge totaled $2,999. The principal actions in the restructuring plan involve the closure of facilities and a reduction of headcount. The restructuring plan resulted in the elimination of 116 management, administrative, sales and manufacturing positions and was substantially completed by December 31, 2001. The major components of the 2001 restructuring charge are as follows:

Employee severance and related benefit costs	$935
Costs associated with vacated and sold facilities	1,959
Lease cancellations and other asset sales	105

$2,999

        Severance—The Company had a total reduction of 116 employees, approximately 20% of the total force. The reductions affected 85 employees in the International operations, consisting of factory direct labor, factory support, management, administrative and sales positions, 31 people in the Americas, consisting of management, administrative and sales positions.

        Costs Associated with Vacated and Sold Facilities—The Company has accrued $1,959, consisting principally of the costs of the remaining payments on leased facilities to be vacated less anticipated future income from subleases. In the International operations, the manufacturing and distribution facility in Warrington, U.K. was closed. One half of the manufacturing and distribution facility in Sydney, Australia was vacated. In the Americas, warehouse space in a leased facility was vacated and a separate facility that the Company owned was sold as part of a sale and leaseback agreement in 2002.

        Lease Cancellations and Other Asset Sales—The Company terminated various auto leases, office equipment leases, and software maintenance contracts, and sold vehicles that were no longer needed. The lease cancellations and vehicle sales resulted in costs of approximately $105.

2002 Restructuring Charge

        In the fourth quarter of 2002, the Company announced a restructuring plan to rationalize International manufacturing operations. As part of the plan, various manufacturing operations in the International segment were either consolidated or outsourced. The management of all International operations was consolidated under the Managing Director, International. The restructuring charge totaled $1,228. The major components of the 2002 restructuring charge are as follows:

Employee severance and related benefit cost	$163
Cost associated with vacated facilities	1,065

$1,228

        Severance—The Company had a reduction of employees in the International operations. The reduction was associated with the reduced level of manufacturing operations in the International operation going forward.

        Cost Associated with Vacated Facilities—The Company has accrued $1,065 consisting principally of the costs of the remaining payments on leased facilities vacated less anticipated future income from sublease. All of the facilities are located in the United Kingdom. The accrual represents additional amounts the Company anticipated to be incurred in addition to those originally accrued in the 2000 and 2001 restructuring. The additional accrual is necessary due to market conditions in the United Kingdom which have made it difficult to sublet the properties.

2003 Restructuring Charge

        In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability. A plan was developed to close a manufacturing facility in International operations by mid-year 2004. As part of the plan, there is a reduction in the number of employees in the International operations. The restructuring charge totaled $1,565. The major components of the 2003 restructuring charge are as follows:

Employee severance and related benefit cost	$209
Cost associated with vacated facilities	1,356

$1,565

        Severance—The Company had a reduction of 39 employees in the International operations as a result of the decision to consolidate manufacturing operations.

        Cost Associated with Vacated Facilities—The Company has accrued $1,356 consisting principally of the costs to terminate an existing lease agreement and the costs of the remaining payments on a second vacated leased facility less anticipated future income from sublease. The facilities are located in the United Kingdom. The accrual represents additional amounts the Company anticipated to be incurred in addition to those originally accrued in the 2000, 2001 and 2002 restructurings. The additional accrual is necessary due to market conditions in the United Kingdom which have made it difficult to sublet the properties and terminate leases.

        The restructuring charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed. The changes in the accrual for restructuring charges during 2001, 2002 and 2003 are summarized in the table below:

	Facilities	Workforce Reduction	Professional Services and Other Charges	Total
Restructuring accrual balance at January 1, 2001	$788	$535	$—	$1,323
Charges to operations in twelve months ended December 31, 2001	1,959	935	105	2,999
Costs incurred in twelve months ended December 31, 2001	(403)	(1,394)	(105)	(1,902)

Restructuring accrual balance at December 31, 2001	2,344	76	—	2,420
Charges to operations in twelve months ended December 31, 2002	1,065	163	—	1,228
Costs incurred in twelve months December 31, 2002	(1,314)	(179)	—	(1,493)

Restructuring accrual balance at December 31, 2002	$2,095	$60	$—	$2,155
Charges to operations in twelve months ended December 31, 2003	1,356	209	—	1,565
Costs incurred in twelve months ended December 31, 2003	(810)	(53)	—	(863)

Restructuring accrual balance at December 31, 2003	$2,641	$216	$—	$2,857

NOTE I—GOODWILL IMPAIRMENT CHARGE

        Pursuant to its policy, the Company reviews the carrying value of goodwill whenever events and circumstances indicate that the carrying value of a business may not be recoverable from the estimated future cash flow expected to result from its use and eventual disposition. As a result of the restructuring activities that reduce the level of foreign operations and the decision to exit certain product lines, an impairment review of goodwill was conducted. The goodwill impairment review included a valuation analysis of the relevant operations as a basis of measurement of the goodwill impairment charge. In the third quarter of 2001, the Company adjusted the carrying value of goodwill resulting in a non-cash impairment charge of $11,772. In the fourth quarter of 2002, the Company adjusted the carrying value of the goodwill in the Company's International operations resulting in a non-cash impairment charge of $966.

NOTE J—INCOME TAXES

        The components of income tax expense (benefit) are as follows:

	2001	2002	2003
Current
Federal	$(4,941)	$347	$834
State	50	92	95
Foreign	393	105	32

	(4,498)	544	961
Deferred
Federal	(2,172)	1,158	(594)
State	(1,316)	(857)	(155)
Foreign	(221)	892	—

	(3,709)	1,193	(749)

Total income tax expense (benefit)	$(8,207)	$1,737	$212

        The components of income (loss) before income tax expense were as follows:

	2001	2002	2003
United States	$(7,985)	$5,146	$4,609
Foreign	(25,420)	(6,475)	(4,483)

	$(33,405)	$(1,329)	$126

        A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2001	2002	2003
U.S. Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(5)	(5)	(5)
Tax settlement (Note N)	—	—	15
Research and development tax credit	—	—	(360)
Nondeductible expenses	1	1	61
Foreign operating losses with no benefit provided	11	164	398
Effect of subsidiaries taxes at other than the U.S. statutory rate	2	5	93

	(25)%	131%	168%

        In 2003, the Company analyzed its research and development (R&D) activities for the years 2000, 2001, 2002 and 2003 and has changed its estimate of the R&D tax credit available to offset its federal income tax liability for the tax years 2000, 2001, 2002 and 2003. The change in the estimate had the effect of reducing income tax expense by approximately $454 in the year ended December 31, 2003, equivalent to $0.05 per basic and diluted share.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	2002	2003
Assets
Patents	$609	$498
Allowance for bad debts	209	105
Inventory capitalization	168	83
Vacation pay	266	360
Accrued liabilities and reserves	390	238
Deferred gain on sale leaseback	246	220
Restructuring charge	546	1,179
Impairment charge	4,424	4,551
State tax credits and loss carryforwards	684	734
Foreign tax credit and loss carryforwards	5,387	5,888
Valuation allowance	(5,387)	(5,888)

	7,542	7,968

Liabilities
State taxes	756	794
Accelerated depreciation	1,382	1,021

	2,138	1,815

Net deferred tax asset	$5,404	$6,153

        The classification of the net deferred tax asset between current and non-current is as follows:

	2002	2003
Net current assets	$1,037	$876
Net long-term asset	4,367	5,277

Net deferred tax asset	$5,404	$6,153

        At December 31, 2003, the Company had approximately $19,229 of international operating loss carryforwards (primarily in the United Kingdom and Australia) with a potential tax benefit of $5,888. These loss carryforwards do not expire. The Company has recorded a 100% valuation allowance at December 31, 2002 and 2003 on the deferred tax asset relating to the foreign net operating loss carryforwards because of uncertainty regarding its realization. The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical domestic taxable income and projections for future taxable income over periods that the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2003. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

NOTE K—STOCKHOLDERS' EQUITY

        In July 1996, the Company adopted the 1996 Incentive Stock Plan (the 1996 Stock Plan), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company's common stock. The options have a term of ten years and generally become fully vested by the end of the third year. In May 1999, the 1996 Stock Plan was amended to increase the authorized number of shares to 1,500.

        In January, 2003, the Board of Directors approved an offer allowing current employees and non-employee directors to exchange all of their outstanding options granted under the 1996 Stock Plan for new options to be granted under the 2003 Stock Plan or any other stock option plan that may be adopted by the Company. The 2003 Incentive Stock Plan was approved at the Annual Meeting of Stockholders on April 25, 2003. The authorized shares under the 2003 Incentive Stock Plan are 3,100.

        A total of 1,327 options to purchase shares of the Company were accepted for exchange and cancelled on March 20, 2003. On September 24, 2003, a total of 1,324 new options were exchanged for options cancelled in March, 2003.

        Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange. The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued. The exercise price of the new options was equal to the closing sale price of the Company's common stock as reported on the Nasdaq National Market on the grant date of the new options.

        Plan transactions are as follows:

	2001		2002		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding January 1,	849	$11.30	1,092	$9.78	917	$10.24
Granted	274	5.20	28	4.09	2,336	4.71
Exercised	—	—	(100)	3.22	(3)	3.28
Cancelled	(31)	11.86	(103)	10.47	(1,356)	8.12

Options outstanding December 31,	1,092	$9.78	917	$10.24	1,894	$4.95

Options available for grant at December 31,	376		451		2,571

        Weighted average fair values of options granted during the years are as follows:

	2001	2002	2003
Exercise price is below market price at date of grant	—	—	—
Exercise price equals market price at date of grant	$2.30	$4.09	$4.71

        The following information applies to options outstanding at December 31, 2003:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
$3.16 - $3.60	61	8	$3.33
$4.15 - $4.86	1,736	10	4.70
$6.50 - $13.75	97	6	10.42

	1,894	10	$4.95

        At December 31, 2003, 815 of the 1,894 options outstanding are exercisable by the optionee.

        At December 31, 2002, 746 of the 917 options outstanding were exercisable by the optionee.

        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2002	2003
Expected life (years)	5 years	5 years	5 years
Risk-free interest rate	5.5%	3.0%	3.0%
Expected volatility	40%	40%	40%
Expected dividend yield	—	—	—

NOTE L—RETIREMENT PLAN

        The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company's contributions are vested over five years in equal increments. The accompanying statements of operations include contribution expense of $125, $0 and $134 for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

        The Company leases two of its three facilities in Temecula, California from the Company's principal stockholder and Chairman of the Board. The leases provide for payments of insurance, repairs, maintenance and property taxes, and extend through 2005. The Company has two five-year renewal options to extend the terms of both leases to 2015. Rent expense paid under the leases was $1,169, $1,253 and $1,284 for the years ended December 31, 2001, 2002 and 2003, respectively. As a part of the restructuring plan announced in the third quarter of 2001, the Company has vacated warehouse space in one of the facilities. The Company has periodically sublet the vacated warehouse space as market conditions permit.

        In 1997, the Company guaranteed debt of the Company's principal stockholder and Chairman of the Board of approximately $754. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. The Company has not recorded a liability for this guarantee. If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder. At December 31, 2003, the outstanding loan balance subject to the guarantee totaled $613.

        In January, 2001, the Company guaranteed personal debt of William H. Channell, Jr., the Company's President and Chief Operating Officer of $650. The guarantee was terminated in March 2002. In connection with this guarantee, William H. Channell, Jr. paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock.

        The Company purchased insurance through Talbot Agency Inc. in 2001, 2002, and 2003. Roy H. Taylor, President of Talbot Agency Inc. is a co-trustee of the Taylor Family Trust, a beneficial owner of more than 5% of the Company's outstanding stock. The total premiums and fees paid for insurance obtained through the Talbot Agency for the years ended December 31, 2001, 2002 and 2003 was $1,265, $253 and $45 respectively, which included commissions earned.

        In May, 2002 the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2003 is $337. The account is currently in arrears. The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

        In 2003, the Company paid $73 to Carolyn Channell for consulting services. Mrs. Channell is the wife of William H. Channell, Jr., the Company's President and Chief Executive Officer. Mrs. Channell consults on insurance coverage matters for the Company.

NOTE N—COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012. Rent expense under all operating leases amounted to $2,188, $2,665 and 3,061 for the years ended December 31, 2001, 2002 and 2003, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 2003, including the operating leases with the related party discussed in Note M and the vacated facilities discussed in Note H, are as follows:

Year	Amount
2004	$2,535
2005	2,410
2006	1,067
2007	1,044
2008	1,061
Thereafter	3,000

$11,117

        In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

        In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California. The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604. The resulting lease is being accounted for as an operating lease. The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term. A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036. In fiscal 2002, the Company recorded income of $30 related to the amortization of the deferred gain leaving an unamortized balance of $574 at December 31, 2002. In 2003, the Company recorded income of $61 related to the amortization of the deferred gain leaving an unamortized balance is $513 at December 31, 2003.

        Employment Agreements—The Company in December, 2003 entered into a five year employment agreement, renewable every five years, with William H. Channell, Jr. Mr. Channell, Jr.'s annual salary is $718,320 (subject to an annual cost of living adjustment). Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company's customary practices for senior executive officers.    In the event that the Company were to terminate Mr. Channell, Jr. without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

        The Company amended in December, 2003 the employment agreement with Mr. Channell, Sr. originally entered into in July, 1996. Mr. Channell, Sr.'s annual salary starting in December, 2003 is $50,000. Mr. Channell, Sr.'s benefits include (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company's senior executive officers, (iii) during Mr. Channell, Sr.'s lifetime, a portion of the premiums on a $1,500,000 life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (iv) an automobile allowance.

        Taxes—The Federal income taxes of the Company for the years ended December 31, 1997, 1998, 2000, and 2001 are currently under examination by the Internal Revenue Service (IRS). In July 2002,

the IRS issued the proposed result of their examination for the years ended December 31, 1997 and 1998, which increases the 1997 income tax amount due by $315 related to transfer pricing for sales to the Company's Canadian subsidiary. In November 2003, The IRS agreed to reduce the transfer pricing assessment for the 1997 and 1998 tax years to $19 which was accrued at December 31, 2003. Management believes that the ultimate outcome of IRS audits for the years ended 2000 and 2001 will not have a material adverse impact on the Company's consolidated results of operations or financial position.

        In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest. The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company's contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $600. The Company has paid the State of Texas $400. The Company believes that it has meritorious defenses to the remaining claim of $200 and intends to vigorously defend its position. The Company believes that the ultimate outcome of this examination will not result in a material impact on the Company's consolidated results of operations or financial position.

NOTE O—CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

        The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. Cash balances held in financial institutions in the U.K. totaled $894 and $343 at December 31, 2002 and 2003, respectively. Cash balances held in financial institutions in Australia. totaled $863 and $2,539 at December 31, 2002 and 2003, respectively. Cash balances held in financial institutions in Canada was not significant at December 31, 2002 and 2003. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        The telecommunications industry is concentrated, with relatively few customers accounting for a large percentage of the Company's available market. Consequently, the Company's five largest customers (by sales volume) accounted for 44.1%, 57.2% and 57.7% of the Company's total net sales in 2001, 2002 and 2003, respectively. Time Warner accounted for 11.2% of the Company's total net sales in 2001. Comcast accounted for 28% of the Company's net sales in 2002. Comcast and Verizon accounted for 27.1% and 10.5%, respectively, of the Company's net sales in 2003. Mergers and acquisitions in the telecommunications industry are not only increasing the concentration of the industry and of the Company's customer base, but also from time to time delay customers' capital expenditures as newly merged services providers consolidate their operations. The Company generally extends credit to these customers. Its exposure to credit risk is affected by conditions in the telecommunications industry. The Company controls credit risk through credit approvals, credit limits and monitoring procedures but does not generally require collateral. The Company experienced significant credit loss in 2002 due to bankruptcy declared by one of the Company's major broadband customers.

NOTE P—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company's predominant business is the manufacturing and distribution of telecommunications equipment. As a result of rationalizing and streamlining International operations, the Company changed its segment reporting in 2003. There are now two segments: Americas and International. Americas includes the United States, Central and South America and Canada. International includes

Europe, Africa, Middle East, Australia and Asia. Some of the previous reporting segments have been combined due to their reduced size as a result of the general downturn in the telecommunications industry, the rationalization of various product lines within the former segments and changes in the management structure of the Company. The new reporting segments reflect current management structure and the reporting used internally by executive management. The following tables summarize segment information:

	2001	2002	2003
Revenues from unrelated entities(1):
Americas(2)	$70,167	$69,963	$64,793
International	18,531	14,822	11,744

	$88,698	$84,785	$76,537

Income (loss) from operations:
Americas	$(4,002)	$6,995	$4,570
International	(25,529)	(6,325)	(3,873)

	$(29,531)	$670	$697

Interest income:
Americas	$72	$89	$18
International	—	—	104

	$72	$89	$122

Interest expense:
Americas	$3,639	$1,663	$111
International	307	425	582

	$3,946	$2,088	$693

Income tax expense (benefit):
Americas	$(6,780)	$1,737	$214
International	(1,427)	—	(2)

	$(8,207)	$1,737	$212

Identifiable assets:
Americas	$62,334	$40,060	$40,949
International(3)(4)	23,428	14,103	13,016

	$85,762	$54,163	$53,965

Depreciation and amortization:
Americas	$6,783	$6,011	$4,958
International	1,774	1,774	1,274

	$8,557	$7,785	$6,232

Capital expenditures:
Americas	$1,862	$1,346	$790
International	1,291	540	413

	$3,153	$1,886	$1,203

(1)
Inter-geographic revenues were not significant. Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.

(2)
Includes export sales from the United States of approximately $1,175, $1,476 and $611 in 2001, 2002 and 2003, respectively.

(3)
Includes long-lived assets in the United Kingdom of $7,703, $5,582 and $2,520 in 2001, 2002 and 2003, respectively.

(4)
Includes long-lived assets in Australia of $4,231, $2,581 and $2,419 in 2001, 2002 and 2003, respectively.

        The Company had revenues from external customers from the following product lines:

	2001	2002	2003
Enclosures	$68,994	$65,748	$60,308
Connectivity	13,499	10,525	8,169
Other	6,205	8,512	8,060

Total	$88,698	$84,785	$76,537

NOTE Q—QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2001, 2002 and 2003 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Net sales	$21,967	$25,762	$22,336	$18,633
Gross profit	6,512	8,383	(1,700)	5,611
Net income (loss)(1)	(1,271)	352	(23,909)	(370)
Income (loss) per share(1)
Basic	(0.14)	0.04	(2.64)	(0.04)
Diluted	(0.14)	0.04	(2.64)	(0.04)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$19,841	$25,823	$19,401	$19,720
Gross profit	6,482	9,988	5,435	5,430
Net income (loss)(2)	496	820	150	(4,532)
Income (loss) per share(2)
Basic	0.05	0.09	0.02	(0.50)
Diluted	0.05	0.09	0.02	(0.50)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$16,218	$20,285	$19,434	$20,600
Gross profit	4,482	6,449	5,515	6,131
Net income (loss)(3)	(288)	1,068	535	(1,401)
Income (loss) per share(3)
Basic	(0.03)	0.12	0.06	(0.15)
Diluted	(0.03)	0.12	0.06	(0.15)

(1)
In the third quarter of 2001, the Company recorded a restructuring charge of $2,999 (see Note H). During the third quarter of 2001, the Company also recorded a charge for the impairment of goodwill of $11,772 (see Note I) and a charge for impairment of fixed assets of $4,322 (see Note D).

(2)
In the fourth quarter of 2002, the Company recorded a restructuring charge of $1,228 (see Note H). The Company also recorded asset impairment charges totaling $1,665 (see Note D), a charge for production tooling of $489 (see Note D), and a charge for goodwill impairment totaling $966 (see Note I).

(3)
In the fourth quarter of 2003, the Company recorded a restructuring charge of $1,565 (see Note H). The Company also recorded asset impairment charges totaling $1,238 (see Note D).

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
	Balance at Beginning of Period		Charged to Cost and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period
Accounts receivables reserves	(2003)	$623	$(232)	$—	$(35)	$356
	(2002)	102	2,065	—	(1,544)	623
	(2001)	104	1,751	—	(1,753)	102
Inventory valuation reserve	(2003)	$340	569	$—	$73	$836
	(2002)	38	302	—	—	340
	(2001)	20	8,500	—	(8,482)	38

GLOSSARY OF TERMS

        ADSL (Asymmetric Digital Subscriber Line):    A standard allowing digital broadband signals and standard telephone service to be transmitted up to 12,000 feet over a twisted copper pair.

        Broadband:    Transmission rates in excess of 1.544 mega bits per second typically deployed for delivery of high-speed data, video and voice services. Also, a system for distributing television programming by a cable network rather than by broadcasting electromagnetic radiation.

        Cable Modem:    Electronic transmission device placed on the broadband network, located at end user locations, providing two-way, high-speed data service capability, including internet access for subscribers.

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

        RBOC (Regional Bell Operating Company):    A term for the regional holding companies created when AT&T divested the Bell operating companies.

        RF (Radio Frequency):    An electromagnetic wave frequency intermediate between audio frequencies and infrared frequencies used especially in wireless telecommunications and broadband transmission.

G-1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 4, 2004.

CHANNELL COMMERCIAL CORPORATION a Delaware corporation
By	/s/ WILLIAM H. CHANNELL, SR. William H. Channell, Sr. Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 4, 2004.

Signature	Capacity in Which Signed

/s/ WILLIAM H. CHANNELL, SR William H. Channell, Sr.	Chairman of the Board and Director
/s/ WILLIAM H. CHANNELL, JR William H. Channell, Jr.	President and Chief Executive Officer and Director
/s/ JACQUELINE M. CHANNELL Jacqueline M. Channell	Secretary and Director
/s/ BRUCE GLIDDEN Bruce Glidden	Director
/s/ GUY MARGE Guy Marge	Director
/s/ DANA BRENNER Dana Brenner	Director
/s/ THOMAS LIGUORI Thomas Liguori	Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Executive Officers and Directors of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CHANNELL COMMERCIAL CORPORATION CONSOLIDATED BALANCE SHEETS December 31, (amounts in thousands)
CHANNELL COMMERCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) Year ended December 31, (amounts in thousands, except per share data)
CHANNELL COMMERCIAL CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Years ended December 31, 2001, 2002 and 2003 (amounts in thousands)
CHANNELL COMMERCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Year ended December 31, (amounts in thousands)
CHANNELL COMMERCIAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2002 and 2003 (amounts in thousands, except per share data)
CHANNELL COMMERCIAL CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Amounts in thousands)
GLOSSARY OF TERMS
SIGNATURES