Form 10-Q
period 2004-03-31
CHANNELL COMMERCIAL CORP
filed 2004-05-04
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☐    No   ☒

9,127,661 shares of common stock of the Registrant were outstanding at April 30, 2004.

PART 1 – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net sales	$17,720	$16,218
Cost of goods sold	12,376	11,736
Gross profit	5,344	4,482
Operating expenses
Selling	2,603	2,302
General and administrative	2,088	1,852
Research and development	502	395
	5,193	4,549
Income (loss) from operations	151	(67)

Interest expense, net	61	121

Income (loss) before income taxes	90	(188)

Income taxes	76	100

Net income (loss)	$14	$(288)

Net income (loss) per share
Basic	$0.00	$(0.03)

Diluted	$0.00	$(0.03)

Net income (loss)	$14	$(288)

Other comprehensive income, net of tax Foreign currency translation adjustments	49	470

Comprehensive net income	$63	$182

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,535	$9,527
Accounts receivable, net	9,136	10,051
Inventories	8,962	8,855
Deferred income taxes	953	876
Prepaid expenses and misc. receivables	1,230	996
Income taxes receivable	682	102

Total current assets	30,498	30,407

Property and equipment at cost, net	16,446	17,164

Deferred income taxes	4,978	5,277

Intangible assets, net	607	613

Other assets	529	504

	$53,058	$53,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,648	$5,103
Short term debt (including current maturities of long term debt)	952	952
Current maturities of capital lease obligations	18	57
Accrued restructuring liability	2,265	2,857
Accrued expenses	4,609	4,240

Total current liabilities	12,492	13,209

Long term debt, less current maturities	2,592	2,830
Capital lease obligations, less current maturities	67	67
Deferred gain on sale leaseback transaction	498	513
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,372 shares in December 31, 2003 and March 31, 2004; outstanding - 9,128 shares in December 31, 2003 and March 31, 2004	94	94
Additional paid-in capital	28,664	28,664
Treasury stock - 244 shares in 2003 and 2004	(1,871)	(1,871)
Retained earnings	10,484	10,470
Accumulated other comprehensive income (loss) - Foreign currency translation	38	(11)

Total stockholders’ equity	37,409	37,346

Total liabilities and stockholders’ equity	$53,058	$53,965

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$14	$(288)
Depreciation and amortization	1,220	1,633
Deferred income taxes	222	(100)
(Gain) Loss on disposal of fixed asset	(1)	110
Amortization of deferred gain on sale leaseback	(15)	(15)
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	938	454
Inventories	(76)	(202)
Prepaid expenses	(232)	(10)
Other	(24)	(13)
Income taxes receivable	(583)	(215)
Increase (decrease) in liabilities:
Accounts payable	(480)	(983)
Accrued expenses	359	43
Restructuring liability	(679)	(196)

Net cash provided by operating activities	663	218

Cash flows from investing activities:
Acquisition of property and equipment	(450)	(126)
Proceeds from the sales of property and equipment	24	2,277

Net cash (used in) provided by investing activities	(426)	2,151

Cash flows from financing activities:
Repayment of debt	(238)	(1,280)
Repayment of obligations under capital lease	(39)	(223)

Net cash used in financing activities	(277)	(1,503)

Effect of exchange rates on cash	48	33

Increase in cash and cash equivalents	8	899

Cash and cash equivalents, beginning of period	9,527	3,162

Cash and cash equivalents, end of period	$9,535	$4,061

Cash paid during the period for:
Interest	$54	$88

Income taxes	$601	$282

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004 and 2003

(amounts in thousands, except per share data)

1.                                          Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and March 31, 2003 and its cash flows for the three months ended March 31, 2004 and March 31, 2003.  The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

2.                                          Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2004	December 31, 2003

Raw Materials	$2,746	$2,895
Work-in-Process	2,747	2,468
Finished Goods	3,469	3,492
	$8,962	$8,855

3.                                          Intangible Assets.  The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill of our foreign subsidiaries.

4.                                          Income(Loss) per share.  Basic income per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2004 and 2003.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the three month periods ended March 31, 2004 and 2003 (shares in thousands):

	Three months ended March 31,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount

Basic income (loss) per share	9,128	$0.00	9,125	$(0.03)
Effect of dilutive stock options	23	—	—	—
Diluted income (loss) per share	9,151	$0.00	9,125	$(0.03)

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	March 31, 2004	March 31, 2003

Options to purchase shares of common stock	1,423	233
Exercise prices	$4.84 - $13.75	$3.05 - $13.75
Expiration dates	July 2006 - September 2013	July 2006 - January 2013

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

5.                                          Stock Based Compensation.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure on Amendment of SFAS 123 “, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income and income per share would have been:

	Three months ended March 31,
	2004	2003

Reported net income (loss) (in thousands)	$14	$(288)
Total expense determined under fair value accounting for all awards, net of tax	(111)	(1)
Proforma net income (loss) (in thousands)	$(97)	$(289)

Reported basic and diluted net income (loss) per share	$0.00	$(0.03)
Proforma basic and diluted net loss per share	$(0.01)	$(0.03)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended March 31,
	2004	2003

Expected life (years)	5 years	5 years
Risk-free interest rate	3.00%	3.00%
Expected volatility	40%	40%
Expected dividend yield	—	—

6.                                      Segments.  The Company’s predominant business is the manufacturing and distribution of telecommunications equipment.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months ended March 31,
	2004	2003

Revenues from unrelated entities(1):
Americas	$15,010	$13,069
International	2,710	3,149
	$17,720	$16,218

Income (loss) from operations:
Americas	$781	$495
International	(630)	(562)
	$151	$(67)

Interest expense, net:
Americas	$(3)	$(7)
International	64	128
	$61	$121

(1) Note:  Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Three months ended March 31,
	2004	2003

Product lines
Enclosures	$14,822	$12,982
Connectivity	1,632	1,794
Other	1,266	1,442
	$17,720	$16,218

The Company has identifiable assets in the following geographic regions:

	March 31, 2004	December 31, 2003
	(Unaudited)
Identifiable Assets:
Americas	$40,960	$40,949
International	12,098	13,016
	$53,058	$53,965

7.                                         Recent Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB 51” (“FIN 46”), which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprises should consolidate the VIE (as the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for VIEs created after January 31, 2003 and is effective for all VIEs created before February 1, 2003 that are Special Purpose Entities (SPEs) in the first reporting period ending after December 15, 2003 and for all other VIEs created before February 1, 2003 in the first reporting period ending after March 15, 2004. The Company believes there are no entities qualifying as VIEs and the adoption of FIN 46-R to date has not had any effect on the Company’s financial position, cash flows or results of operations.

In March 2004, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), an update to the guidance in SAB 101 “Revenue Recognition in Financial Statements” 101 (codified in Topic 13: “Revenue Recognition”).  The primary objectives of SAB 104 are to reflect the issuance of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and to rescind SAB 101 “Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers (FAQ)” and incorporate selected portions of the FAQ into Topic 13.  The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete.  Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if certain criteria are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21. The Company believes that SAB 104 has not had any effect on Company’s financial position, cash flows, or results of operations,

8.                                          Restructuring Charges.  In the fourth quarter of 2002, the Company announced a restructuring plan to rationalize international manufacturing operations.  As part of the plan, various manufacturing operations in the International segment were either consolidated or outsourced.  The management of all International operations was consolidated under the Managing Director, International.  The restructuring charge totaled $1,228.  The principal actions in the restructuring plan involved the closure of facilities and a reduction in head count.

In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.   A plan was developed to close a manufacturing facility in International operations by mid-year 2004.  As part of the plan, there is a reduction of approximately 31 employees in the International operations.  There were no employees severed in the first quarter of 2004, and no severance payments were made. The restructuring charge totaled $1,565.  The principal components of the 2003 restructuring charge involved the closure of facilities and a reduction in head count.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.   The changes in the accrual for restructuring charges during 2004 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at January 1, 2004	$2,641	216	$2,857

Costs incurred in the three months ended March 31, 2004	592	0	592

Restructuring accrual balance at March 31, 2004	$2,049	$216	$2,265

9.                                          Sale Leaseback Arrangement.  In January, 2003, the Company sold a facility located in Orpington Kent, United Kingdom.  The proceeds from the sale totaled $2,441 and resulted in a pretax loss of $110 which is included in general and administrative expense in 2003.  Terms of the sale included a provision for the Company to lease back the facility. Included in the proceeds was prepaid rent for one year which totaled $213.  The resulting lease is being accounted for as an operating lease.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  As of March 31, 2004 the unamortized balance of the deferred gain is $498.

10.                                    Income Taxes.  The effective tax rate of 83.5% for the three month period ended March 31, 2004 differed from the statutory rate of 34.0% primarily due to state taxes and certain foreign operating losses incurred without a tax benefit recorded.

The Federal income taxes of the Company for the years ended December 31, 1997, 1998, 2000, and 2001 are currently under examination by the Internal Revenue Service (IRS).  In July 2002, the IRS issued the proposed result of their examination for the years ended December 31, 1997 and 1998, which increases the 1997 income tax amount due by $315 related to transfer pricing for sales to the Company’s Canadian subsidiary.  In November 2003, The IRS agreed to reduce the transfer pricing assessment for the 1997 and 1998 tax years to $19 which was accrued at December 31, 2003.  Management believes that the ultimate outcome of IRS audits for the years ended 2000 and 2001 will not have a material adverse impact on the Company’s consolidated results of operations or financial position.

11.                                    Commitments and Contingencies.  In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest.  The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $600.  The Company has paid the State of Texas $400.  The Company believes that it has meritorious defenses to the remaining claim of $200 and intends to vigorously defend its position.  The Company believes that the ultimate outcome of this examination will not result in a material impact on the Company’s consolidated results of operations or financial position.

12.                                    Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from RMS Communications, Inc. included in accounts receivable at March 31, 2004 is $321.  The account is currently in arrears.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

13.                                    Concentrations.   Sales to Comcast of $3.7 million in the first three months of 2004 represented 20.9 % of Company sales in the period.  Sales to Comcast of $4.1 million in the first three months of 2003 represented 25.4% of Company sales for the period.  The second largest customer in the first three months of 2004 was Verizon with sales of $1.6 million representing 9.3% of the total.  Sales to Verizon of $1.5 million in the first three months of 2003 represented 9.4% of Company sales.  Sales to Time Warner of $1.5 million and $2.7 million the first three months of 2004 and 2003 represented 8.2% and 16.9%, respectively of Company sales.

14.                                    Guarantees.  In 1997, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At March 31, 2004, the outstanding loan balance subject to the guarantee totaled $604.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended March 31, 2004 with the Three Months Ended March 31, 2003

Net Sales.  Net sales in the first three months of 2004 were $17.7 million, an increase of $1.5 million or 9.3% compared to the first three months of 2003.

Americas net sales were $15.0 million, an increase of $1.9 million or 14.9%.  The increase was primarily due to higher sales to two major broadband customers, growth in connectivity OEM sales and improved weather conditions compared to the first quarter of 2003.

International net sales were $2.7 million, a decrease of $0.4 million or 13.9%.  The decrease is due to reduced sales to two major telephone customers.

Sales to Comcast of $3.7 million in the first three months of 2004 represented 20.9% of Company sales in the period.  Sales to Comcast of $4.1 million in the first three months of 2003 represented 25.4% of Company sales for the period.  The second largest customer in the first three months of 2004 was Verizon with sales of $1.6 million representing 9.3% of the total.  Sales to Verizon of $1.5 million in the first three months of 2003 represented 9.4% of Company sales. Sales to Time Warner of $2.7 million the first three months of 2003 represented 16.9% of Company sales.

Gross Profit.  Gross profit in the first three months of 2004 was $5.3 million, an increase of $0.8 million or 19.2%. The improvement was due to the higher sales volume in the Americas, which resulted in higher manufacturing production rates and higher overhead absorption.

As a percentage of net sales, gross profit increased from 27.6% in the first three months of 2003 to 30.2% in the first three months of 2004.  The reason for the increase is the same as that noted above for gross profit dollars.

Selling.  Selling expenses were $2.6 million in the first three months of 2004, an increase of $0.3 million or 13.1% from the first three months of 2003.  The increase is due to higher freight, commission and bonus expense as a result of the increased sales revenue.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 14.2% in the 2003 period to 14.7% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs.

General and Administrative.  General and administrative expenses were $2.1 million in the first three months of 2004, an increase of $0.2 million or 12.7%.  The increase is primarily due to costs incurred by the Company to evaluate opportunities to grow and diversify the Company’s business operations.

As a percentage of net sales, general and administrative expense increased from 11.4% in the 2003 period to 11.8% in the 2004 period.

Research and Development.  Research and development expenses were $0.5 million in the first three months of 2004, an increase of $0.1 million or 27.1% from the first three months of 2003.  The increase is due to spending on new product development programs, primarily for telephone connectivity products.

As a percentage of net sales, research and development expenses increased from 2.4% in the first three months of 2003 to 2.8% in the first three months of 2004.

Income from Operations.  Income from operations increased from a loss of $(0.1) million in the first three months of 2003 to a profit of $0.2 million in the first three months of 2004.  The improvement is due to the increased sales revenue in the Americas segment.  Income from operations as a percentage of sales improved from (0.4%) to 0.9%.

Interest Expense, Net.  Net interest expense was $0.1 million in the first three months of both 2003 and 2004.

Income Taxes.  Income tax expense was $0.1 million in the first three months of both 2003 and 2004.  The effective tax rate was 83.5% in the first three months of 2004 and (53.2) % for the same period in 2003.  In the first quarter of 2003 the Company reported a loss before tax on a consolidated basis. The consolidated loss was comprised of a profit in the Americas and a loss in

International.  In the first quarter of 2004, the Company reported a profit before tax on a consolidated basis.  The consolidated profit was comprised of a profit in the Americas and a loss in International.  In the first quarters of 2004 and 2003, there was an income tax expense associated primarily with America profit and there was no tax benefit in connection with the International loss.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 2004, an increase of $0.4 million compared to the same period of last year.  The increase in net cash provided by operating activities of $0.4 million is due primarily to improved operating income and working capital position in 2004.

Net accounts receivable decreased to $9.1 million at March 31, 2004 from $10.1 million at December 31, 2003.  Days sales outstanding decreased from 50 days at December 31, 2003 to 48 days at March 31, 2004.

Inventories increased to $9.0 million at March 31, 2004, from $8.9 million at December 31, 2003.  Days inventory was 59 days at December 31, 2003 and 60 days at March 31, 2004.

Accounts payable declined from $5.1 million at December 31, 2003 to $4.6 million at March 31, 2004.  Days payables were 35 days at December 31, 2003 and 35 days at March 31, 2004.

Net cash used by investing activities was $0.4 million in the first quarter of 2004 compared to net cash provided by investing activities of $2.2 million in the same period of 2003.  The Company sold a building in the U.K. for $2.2 million in January of 2003.

Net cash used in financing activities was $0.3 million in the first three months of 2004 compared to $1.5 million in the first three months of 2003.  The Company repaid debt in both periods.

The cash and cash equivalents balance was $9.5 million at March 31, 2004, unchanged from December 31, 2003.

The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000.  The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001. The Company did not repurchase stock in 2002 or 2003, or in the first quarter of 2004.

The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At March 31, 2004, the outstanding balance of the term loan was $3.5 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at March 31, 2004 was 4.0%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of March 31, 2004 with the covenants of the Loan and Security Agreement.

The Company believes that cash flow from operations coupled with borrowings under the Loan and Security Agreement will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2004.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of March 31, 2004:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total

Long Term Debt (1)	$952	$2,592	$—	$—	$3,544

Capital Lease Obligations	27	72	—	—	99

Operating Lease Obligations (2)	2,762	3,329	2,196	2,776	11,063

Employment Contracts (3)	768	1,495	1,197	—	3,460

Purchase Obligations (4)	7,811	—	—	—	7,811

	$12,320	$7,488	$3,393	$2,776	$25,977

(1)          The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002.

(2)          The Company leases manufacturing and office space and machinery and equipment under several operating leases expiring through 2012.

(3)          The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s base year salary is $718,320 per year, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased based on the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

(4)          The Company has adequate sources of supply for the raw materials used in its manufacturing processes and attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.  Most plastic resins are purchased under annual or multi-year pricing agreements to stabilize costs and improve supplier delivery performance.  The Company is not contractually obligated to purchase product over the life of these agreements.

Off- Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At March 31, 2004, the outstanding loan balance subject to the guarantee totaled $604.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made herein are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

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

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at March 31, 2004, would change interest expense by approximately $0.01 million for the three months ended March 31, 2004.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

ITEM 4.     CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the fiscal quarter covered by this report (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

To satisfy their responsibility for financial reporting, the Company’s CEO and CFO have established internal controls for financial reporting which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the Company’s management in order to ensure compliance.  In addition, the Company’s Audit Committee meets regularly with management and the independent accountants to review accounting, auditing and financial matters.  The Audit Committee and the independent accountants have free access to each other, with or without management being present.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)

10.19	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (10)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (10)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO; and Thomas Liguori, CFO. (10)

(b)             Reports filed on Form 8-K in the first quarter of 2004.

On February 12, 2004, the Company filed a Form 8-K issuing a press release announcement of its financial results for the quarter ended December 31, 2003.

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

(8)          Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(9)          Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(10)    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 29, 2004

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)