Form 10-Q
period 2004-06-30
CHANNELL COMMERCIAL CORP
filed 2004-08-09
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(951) 719-2600

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

Yes  ☐    No   ☒

9,302,774 shares of common stock of the Registrant were outstanding at August 6, 2004.

PART 1 –                  FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Net sales	$39,023	$36,503	$21,303	$20,285
Cost of goods sold	27,751	25,572	15,375	13,836

Gross profit	11,272	10,931	5,928	6,449
Operating expenses
Selling	5,299	4,647	2,696	2,345
General and administrative	3,827	3,728	1,739	1,876
Research and development	1,065	785	563	390
	10,191	9,160	4,998	4,611
Income from operations	1,081	1,771	930	1,838

Interest expense, net	150	260	89	139

Income before income taxes	931	1,511	841	1,699

Income taxes	—	731	(76)	631

Net income	$931	$780	$917	$1,068

Net income per share
Basic	$0.10	$0.09	$0.10	$0.12

Diluted	$0.10	$0.09	$0.10	$0.12

Net income	$931	$780	$917	$1,068

Other comprehensive (loss) income, net of tax Foreign currency translation adjustments	(581)	1,202	(630)	732

Comprehensive net income	$350	$1,982	$287	$1,800

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,843	$9,527
Accounts receivable, net	10,173	10,051
Inventories	8,911	8,855
Deferred income taxes	812	876
Prepaid expenses and misc. receivables	1,044	996
Income taxes receivable	752	102

Total current assets	32,535	30,407

Property and equipment at cost, net	16,228	17,164
Deferred income taxes	5,119	5,277
Intangible assets, net	591	613
Other assets	572	504

	$55,045	$53,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,586	$5,103
Short term debt (including current maturities of long term debt)	949	952
Current maturities of capital lease obligations	19	57
Accrued restructuring liability	1,914	2,857
Accrued expenses	4,921	4,240

Total current liabilities	14,389	13,209

Long term debt, less current maturities	2,356	2,830
Capital lease obligations, less current maturities	121	67
Deferred gain on sale leaseback transaction	483	513
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,372 shares at December 31, 2003 and June 30, 2004; outstanding - 9,128 shares at December 31, 2003 and June 30, 2004	94	94
Additional paid-in capital	28,664	28,664
Treasury stock - 244 shares at 2003 and 2004	(1,871)	(1,871)
Retained earnings	11,401	10,470
Accumulated other comprehensive loss - Foreign currency translation	(592)	(11)

Total stockholders’ equity	37,696	37,346

Total liabilities and stockholders’ equity	$55,045	$53,965

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$931	$780
Depreciation and amortization	2,297	3,228
Deferred income taxes	221	(100)
(Gain) Loss on disposal of fixed asset	(20)	109
Amortization of deferred gain on sale leaseback	(30)	(30)
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(252)	(1,058)
Inventories	(200)	(940)
Prepaid expenses	(50)	376
Other	(68)	(64)
Income taxes receivable	(640)	—
Increase (decrease) in liabilities:
Accounts payable	1,567	101
Accrued expenses	715	479
Restructuring liability	(1,003)	(548)
Income taxes payable	—	242

Net cash provided by operating activities	3,468	2,575

Cash flows from investing activities:
Acquisition of property and equipment	(1,510)	(639)
Proceeds from the sales of property and equipment	24	2,314

Net cash (used in) provided by investing activities	(1,486)	1,675

Cash flows from financing activities:
Repayment of debt	(476)	(1,541)
Repayment of obligations under capital lease	27	(436)
Exercise of stock options	—	5

Net cash used in financing activities	(449)	(1,972)

Effect of exchange rates on cash	(217)	303

Increase in cash and cash equivalents	1,316	2,581

Cash and cash equivalents, beginning of period	9,527	3,162

Cash and cash equivalents, end of period	$10,843	$5,743

Cash paid during the period for:
Interest	$106	$172

Income taxes	$601	$407

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

June 30, 2004 and 2003

(amounts in thousands, except per share data)

1.                       Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2004 and the results of its operations for the three months and six months ended June 30, 2004 and June 30, 2003 and its cash flows for the six months ended June 30, 2004 and June 30, 2003.  The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

2.                       Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2004	December 31, 2003

Raw Materials	$2,930	$2,895
Work-in-Process	2,564	2,468
Finished Goods	3,417	3,492
	$8,911	$8,855

3.                       Intangible Assets.  The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill of our foreign subsidiaries.

4.                       Income per share.  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the six month and three month periods ended June 30, 2004 and 2003.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the six month and three month periods ended June 30, 2004 and 2003 (shares in thousands):

	Six months ended June 30,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount

Basic income per share	9,128	$0.10	9,125	$0.09
Effect of dilutive stock options	14	—	13	—
Diluted income per share	9,142	$0.10	9,138	$0.09

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	Six months ended June 30,
	2004	2003

Options to purchase shares of common stock	1,413	101
Exercise prices	$4.25 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - May 2014	July 2006 - May 2012

	Three months ended June 30,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount

Basic income per share	9,128	$0.10	9,126	$0.12
Effect of dilutive stock options	6	—	14	—
Diluted income per share	9,134	$0.10	9,140	$0.12

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	Three months ended June 30,
	2004	2003

Options to purchase shares of common stock	1,473	101
Exercise prices	$4.25 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - May 2014	July 2006 - May 2012

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

Pursuant to the exchange offer described in Note 4 above, participating eligible option holders were granted a new option for each old cancelled option.  For each new option granted, the vesting status and vesting schedule of the old option was preserved.  The weighted average fair value of the options issued in September 2003 was $1.91.  The weighted average exercise price was $4.84.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income and income per share would have been:

	Six months ended June 30,
	2004	2003

Reported net income (in thousands)	$931	$780
Less expense determined under fair value accounting for all awards, net of tax	$221	$52
Proforma net income (in thousands)	$710	$728

Reported basic and diluted net income per share	$0.10	$0.09
Less expense determined under fair value accounting for all awards, net of tax	$0.02	$0.01
Proforma basic and diluted net income per share	$0.08	$0.08

	Three months ended June 30,
	2004	2003

Reported net income (in thousands)	$917	$1,068
Less expense determined under fair value accounting for all awards, net of tax	$111	$46
Proforma net income (in thousands)	$806	$1,022

Reported basic and diluted net income per share	$0.10	$0.12
Less expense determined under fair value accounting for all awards, net of tax	$0.01	$0.01
Proforma basic and diluted net income per share	$0.09	$0.11

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Periods ended June 30,
	2004	2003

Expected life (years)	5 years	5 years
Risk-free interest rate	3.50%	3.00%
Expected volatility	40%	40%
Expected dividend yield	—	—

6.                       Segments.  The Company’s predominant business is the manufacturing and distribution of telecommunications equipment.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the six months and three months ended June 30, 2004 and 2003 (in thousands):

	Six months ended June 30,
	2004	2003

Revenues from unrelated entitities (1):
Americas	$32,782	$30,456
International	6,241	6,047
	$39,023	$36,503

Income (loss) from operations:
Americas	$2,295	$2,490
International	(1,214)	(719)
	$1,081	$1,771

Interest expense, net:
Americas	$27	$15
International	123	245
	$150	$260

	Three months ended June 30,
	2004	2003

Revenues from unrelated entitities (1):
Americas	$17,772	$17,387
International	3,531	2,898
	$21,303	$20,285

Income (loss) from operations:
Americas	$1,514	$1,995
International	(584)	(157)
	$930	$1,838

Interest expense, net:
Americas	$30	$22
International	59	117
	$89	$139

(1) Note:  Revenues from any individual foreign country did not exceed 10% of total revenues for the period.

The Company has revenues from external customers from the following product lines:

	Six months ended June 30,
	2004	2003

Product lines
Enclosures	$31,166	$28,862
Connectivity	4,076	3,622
Other	3,781	4,019
	$39,023	$36,503

	Three months ended June 30,
	2004	2003

Product lines
Enclosures	$16,344	$15,880
Connectivity	2,444	1,828
Other	2,515	2,577
	$21,303	$20,285

The Company has identifiable assets in the following geographic regions:

	June 30, 2004	December 31, 2003
	(Unaudited)
Identifiable Assets:
Americas	$47,153	$40,949
International	7,892	13,016
	$55,045	$53,965

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

In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.   A plan was developed to close a manufacturing facility in International operations by mid-year 2004.  As part of the plan, there is a reduction of approximately 31 employees in the International operations.  There were 25 employees severed in the second quarter of 2004, and $153 severance payments were made. The restructuring charge totaled $1,565.  The principal components of the 2003 restructuring charge involved the closure of facilities and a reduction in head count.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The changes in the accrual for restructuring charges during 2004 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at March 31, 2004	$2,046	$219	$2,265

Costs incurred in the three months ended June 30, 2004	198	153	351

Restructuring accrual balance at June 30, 2004	$1,848	$66	$1,914

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

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  As of June 30, 2004 the unamortized balance of the deferred gain is $483.

10.           Income Taxes.  In the second quarter of fiscal 2004, the Company commissioned an independent appraisal of a subsidiary in the United Kingdom.  This appraisal follows the Company’s announcement in February 2004 to close the European manufacturing operations.  Based on the independent appraisal, the Company concluded that the subsidiary was insolvent as of June 30, 2004 and therefore met the requirements of an ordinary worthless stock deduction under the Internal Revenue Code.  The amount of the worthless stock deduction is approximately $8,000 with a corresponding federal income tax benefit of approximately $2,700.  The Company has an effective tax rate of 0.0% for the six month ended June 30, 2004.  This differs from the federal statutory rate of 34.0% primarily due to the subsidiary stock deduction described above offset by foreign operating losses incurred without a tax benefit recorded and in increase in the Company’s valuation allowance against the deferred tax assets.  The Company increased its valuation allowance as of June 30, 2004 due to the uncertainty of generating future taxable income during the periods in which the taxable temporary differences are expected to reverse, including the net operating loss carryforwards.   The Company’s effective tax rate for the three months ended June 30, 2004 of (9.0%) also reflects the reversal of the Federal income tax liability of approximately $100 recorded as of March 31, 2004.  The determination of the subsidiary stock deduction in the second quarter of 2004 resulted in a reduction in the tax liability recorded as of March 31, 2004.

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

12.           Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The amount due from RMS Communications, Inc. included in accounts receivable at June 30, 2004 is $320.  The account is currently in arrears.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

13.           Concentrations.  Sales to Comcast of $8.6 million in the first six months of 2004 represented 22.1% of Company sales in the period.  Sales to Comcast of $9.8 million in the first six months of 2003 represented 26.8% of Company sales for the period.  The second largest customer in the first six months of 2004 was Verizon with sales of $5.4 million representing 13.7% of the total.  Sales to Verizon of $4.0 million in the first six months of 2003 represented 11.0% of Company sales.  Sales to Comcast of $5.0 million in the second quarter of 2004 represented 23.3% of Company sales in the period.  Sales to Comcast of $5.7 million in the second quarter of 2003 represented 28.1% of Company sales for the period.  The second largest customer in the second quarter of 2004 was Verizon with sales of $3.7 million representing 17.4% of the total.  Sales to Verizon of $2.5 million in the second quarter of 2003 represented 12.3% of Company sales.

14.           Guarantees.  In 1997, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At June 30, 2004, the outstanding loan balance subject to the guarantee totaled $597.

15.           Subsequent Events.  On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, Australia’s largest manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  Assets acquired included, among others, plant and equipment, inventory, accounts receivable, and intellectual property.  The purchase price was $16.1 million subject to a working capital adjustment.  An additional $1.4 million is payable to the sellers in the event that the Bushman Tanks business achieves specified performance targets in 2005 and 2006.

The $16.1 million purchase price consisted of $7.3 million in cash contributed by the Company, 175,113 shares of the Company’s common stock valued at $0.6 million, a $5.6 million term loan from The National Australia Bank Ltd, one of Australia’s leading financial institutions, and $2.6 million in cash contributed by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.  As a result of the transaction, the Company acquired a 75% equity interest in Bushman Tanks, and ANZ Private Equity acquired the remaining 25%.  Bushman Tanks’ results will be consolidated in the Company’s financial statements, which will also reflect a minority interest for ANZ Private Equity’s ownership position.

In determining the purchase price, the Company considered, among other factors, comparable transactions and valuations and the expected contribution to its earnings.  The Company will include the results of operations for Bushman Tanks beginning as of the date of acquisition, August 2, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30, 2003

Net Sales.  Net sales in the first six months of 2004 were $39.0 million, an increase of $2.5 million or 6.9% compared to the first six months of 2003.

Americas net sales were $32.8 million in the first six months of 2004, an increase of $2.3 million or 7.6%.  The increase was due to higher sales to a major telephone customer, growth in metal enclosures and connectivity OEM sales and improved weather conditions compared to the first six months of 2003.

International net sales were $6.2 million, an increase of $0.2 million or 3.2%.  The increase is due to growth in sales to telephone customers in Asia.

Sales to Comcast of $8.6 million in the first six months of 2004 represented 22.1% of Company sales in the period.  Sales to Comcast of $9.8 million in the first six months of 2003 represented 26.8% of Company sales for the period.  The second largest customer in the first six months of 2004 was Verizon with sales of $5.4 million representing 13.7% of the total.  Sales to Verizon of $4.0 million in the first six months of 2003 represented 11.0% of Company sales.

Gross Profit.  Gross profit in the first six months of 2004 was $11.3 million, an increase of $0.3 million or 3.1%. The improvement was due to the higher sales volume in the Americas, which resulted in higher manufacturing production rates and higher overhead absorption.

As a percentage of net sales, gross profit decreased from 29.9% in the first six months of 2003 to 28.9% in the first six months of 2004.    The decline is due primarily to increased raw material costs for plastic and steel.

Selling.  Selling expenses were $5.3 million in the first six months of 2004, an increase of $0.7 million or 14.0% from the first six months of 2003.  The increase is due to higher freight and sales commissions as a result of the increased sales revenue.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 12.7% in the 2003 period to 13.6% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs.

General and Administrative.  General and administrative expenses were $3.8 million in the first six months of 2004, an increase of $0.1 million or 2.7%.  The increase is primarily due to costs incurred by the Company to evaluate opportunities to grow and diversify the Company’s business operations.

As a percentage of net sales, general and administrative expense decreased from 10.2% in the 2003 period to 9.8% in the 2004 period.

Research and Development.  Research and development expenses were $1.1 million in the first six months of 2004, an increase of $0.3 million or 35.7% from the first six months of 2003.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses increased from 2.2% in the first six months of 2003 to 2.7% in the first six months of 2004.

Income from Operations.  Income from operations decreased from $1.8 million in the first six months of 2003 to $1.1 million in the first six months of 2004.  The decline is primarily due to higher costs for raw materials, freight and sales commissions and the increased level of R&D spending for new product development.  Income from operations as a percentage of sales decreased from 4.9% to 2.8%.

Interest Expense, Net.  Net interest expense was $0.3 million in the first six months of 2003 and $0.2 million in the first six months of 2004.   The decrease is due to the lower level of debt.

Income Taxes.  Income tax expense was $0.7 million in the first six months of 2003 and $0.0 million in the first six months of 2004.  The effective tax rate was (0.0)% in the first six months of 2004 and 48.4 % for the same period in 2003.  The decline is due to an ordinary worthless stock deduction in 2004 offset by an increase in the valuation allowance.

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30, 2003

Net Sales.  Net sales in the second quarter of 2004 were $21.3 million, an increase of $1.0 million or 5.0% compared to the second quarter of 2003.

Americas net sales were $17.8 million in the second quarter of 2004, an increase of $0.4 million or 2.2%.  The increase was primarily due to higher sales to a major telephone customer.

International net sales were $3.5 million, an increase of $0.6 million or 21.8%.  The increase is due to increased sales to telephone customers in Asia.

Sales to Comcast of $5.0 million in the second quarter of 2004 represented 23.3% of Company sales in the period.  Sales to Comcast of $5.7 million in the second quarter of 2003 represented 28.1% of Company sales for the period.  The second largest customer in the second quarter of 2004 was Verizon with sales of $3.7 million representing 17.4% of the total.  Sales to Verizon of $2.5 million in the second quarter of 2003 represented 12.3% of Company sales.

Gross Profit.  Gross profit in the second quarter of 2004 was $5.9 million, a decrease of $0.5 million or 8.1%.   The decline is due primarily to higher raw material costs for plastic and steel.

As a percentage of net sales, gross profit decreased from 31.8% in the second quarter of 2003 to 27.8% in the second quarter of 2004.   The reason for the increase is the same as that noted above for gross profit dollars.

Selling.  Selling expenses were $2.7 million in the second quarter of 2004, an increase of $0.4 million or 15.0% from the second quarter of 2003.  The increase is due to higher freight and sales commissions as a result of the increased sales revenue.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 11.6% in the 2003 period to 12.7% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs.

General and Administrative.  General and administrative expenses were $1.7 million in the second quarter of 2004, a decrease of $0.1 million or 7.3%.  The decrease is primarily due to cost reductions that were implemented in the Americas business operations.

As a percentage of net sales, general and administrative expense decreased from 9.2% in the 2003 period to 8.2% in the 2004 period.

Research and Development.  Research and development expenses were $0.6 million in the second quarter of 2004, an increase of $0.2 million or 44.4% from the second quarter of 2003.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses increased from 1.9% in the second quarter of 2003 to 2.6% in the second quarter of 2004.

Income from Operations.  Income from operations decreased from $1.8 million in the second quarter of 2003 to $0.9 million in the second quarter of 2004.  The decline is primarily due to higher costs for raw materials, freight, sales bonuses, sales commissions and the increased level of R&D spending for new product development.  Income from operations as a percentage of sales decreased from 9.1% to 4.4%.

Interest Expense, Net.  Net interest expense was $0.1 million in the second quarter of 2004, the same as the second quarter of 2003.

Income Taxes.  Income tax expense was $0.6 million in the second quarter of 2003 and $(0.1) million in the second quarter 2004.  The effective tax rate was (9.0)% in the second quarter of 2004 and 37.1% for the same period in 2003.  The decline is due to an ordinary worthless stock deduction in 2004 offset by an increase in the valuation allowance.  The Company’s effective tax rate of (9.0)% also reflects the reversal of the Federal income tax liability of approximately $0.1 million recorded as of March 31, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2004, an increase of $0.9 million from the same period of last year.  The increase in net cash provided by operating activities of $0.9 million is due primarily to lower increases in accounts receivable and inventories and a larger increase in accounts payable.

Net accounts receivable increased to $10.2 million at June 30, 2004 from $10.1 million at December 31, 2003.  Days sales outstanding decreased from 50 days at December 31, 2003 to 46 days at June 30, 2004.

Inventories were $8.9 million at June 30, 2004, unchanged from December 31, 2003.  Days inventory was 59 days at December 31, 2003 and 58 days at June 30, 2004.

Accounts payable increased from $5.1 million at December 31, 2003 to $6.6 million at June 30, 2004.  Days payables were 35 days at December 31, 2003 and 35 days at June 30, 2004.

Net cash used by investing activities was $1.5 million in the first half of 2004 compared to net cash provided by investing activities of $1.7 million in the same period of 2003.  The Company sold a building in the U.K. for $2.2 million in January of 2003.

Net cash used in financing activities was $0.5 million in the first six months of 2004 compared to $2.0 million in the first six months of 2003.  The Company repaid debt in both periods.

The cash and cash equivalents balance was $10.8 million at June 30, 2004, up $1.3 million from $9.5 million at December 31, 2003.

The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000.  The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001. The Company did not repurchase stock in 2002 or 2003, or in the first half of 2004.

The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At June 30, 2004, the outstanding balance of the term loan was $3.3 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at June 30, 2004 was 3.0%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of June 30, 2004 with the covenants of the Loan and Security Agreement.

The Company believes that cash flow from operations coupled with borrowings under the Loan and Security Agreement will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2004.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of June 30, 2004:

	2004	2005 to 2006	2007 to 2008	2009 and Thereafter	Total
Contractual Obligations

Long Term Debt (1)	$952	$2,356	$—	$—	$3,308

Capital Lease Obligations	42	118	—	—	160

Operating Lease Obligations (2)	2,728	3,223	2,188	2,673	10,812

Employment Contracts (3)	768	1,483	1,018	—	3,269

Purchase Obligations (4)	7,125	—	—	—	7,125
	$11,615	$7,180	$3,206	$2,673	$24,674

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At June 30, 2004, the outstanding loan balance subject to the guarantee totaled $597.

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

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made herein are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others: (1) the communications industry is in a state of rapid technological change which can render the Company’s products obsolete or unmarketable; (2) any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition; (3) a relatively small number of customers account for a large percentage of the Company’s available market; (4) the Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales and the demand for products within this industry depends primarily on capital spending by service providers; (5) the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes; (6) the Company is subject to the risks of conducting business internationally; and (7) the industries in which the Company operates are highly competitive.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

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

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at June 30, 2004, would change interest expense by approximately $0.01 million for the three months ended June 30, 2004.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates.  Assets and liabilities outside the United States are primarily located in the United Kingdom, Australia, and Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar is generally considered long-term.  Accordingly, the Company does not hedge these investments.  The Company also purchases a limited portion of its raw materials from foreign countries.  These purchases are generally denominated in U.S. dollars and are accordingly not subject to exchange rate fluctuations.  The Company has not engaged in forward purchases of foreign currency and other similar contracts to reduce its economic exposure to changes in exchange rates because the associated risk is not considered significant.

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

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on May 13, 2004 in Temecula, California, 8,865,328 shares of the Company’s stock were present either in person or by proxies solicited by management to Regulation 14A under the Securities Exchange Act of 1934.

The Shareholders voted on the following matters:

1.     To elect one director to serve on the Company’s Board of Directors:

	Number of Shares For	Number of Shares Withheld
Guy Marge	7,247,292	1,618,036

2      Approval of 2004 Incentive Bonus Plan

Number of Shares for	Number of Shares against	Number of Abstained	Number of non-votes
5,475,792	1,694,294	199,350	1,495,892

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (1)
10.2.2	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (8)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6.1	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.6.2	Channell Commercial Corporation 2004 Incentive Bonus Plan (10)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
10.19	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (11)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (11)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO; and Thomas Liguori, CFO. (11)

(b)      Reports filed on Form 8-K in the second quarter of 2004.

On May 5, 2004, the Company filed a Form 8-Kof a press release of its financial results for the quarter ended March 31, 2004 and of a press release on the appointment of Board member David Iannini.

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

(6)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 25, 2002.

(7)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 12, 2002.

(8)     Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(9)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(10)   Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(11)   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)