Form 10-Q
period 2004-09-30
CHANNELL COMMERCIAL CORP
filed 2004-11-15
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

9,302,774 shares of common stock of the Registrant were outstanding at November 1, 2004.

PART 1 –    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(Unaudited)

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

Net sales	$66,638	$55,937	$27,615	$19,434
Cost of goods sold	47,470	39,491	19,719	13,919

Gross profit	19,168	16,446	7,896	5,515
Operating expenses
Selling	9,308	6,994	4,009	2,347
General and administrative	6,039	5,776	2,212	2,048
Research and development	1,642	1,193	577	408
Restructuring charge	(686)	—	(686)	—
	16,303	13,963	6,112	4,803
Income from operations	2,865	2,483	1,784	712

Interest expense, net	320	438	170	178

Income before income taxes	2,545	2,045	1,614	534

Income taxes (benefit)	(679)	730	(679)	(1)

Net income before minority interest	3,224	1,315	2,293	535

Minority interest	75	—	75	—

Net income	$3,149	$1,315	$2,218	$535

Net income per share
Basic	$0.34	$0.14	$0.24	$0.06

Diluted	$0.34	$0.14	$0.24	$0.06

Net income	$3,149	$1,315	$2,218	$535

Other comprehensive (loss) income, net of tax Foreign currency translation adjustments	(170)	1,281	411	79

Comprehensive net income	$2,979	$2,596	$2,629	$614

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,064	$9,527
Accounts receivable, net	13,989	10,051
Inventories	13,377	8,855
Deferred income taxes	812	876
Prepaid expenses and other current assets	1,136	996
Income taxes receivable	1,587	102

Total current assets	34,965	30,407

Property and equipment at cost, net	18,945	17,164
Deferred income taxes	5,535	5,277
Intangible assets, net	15,368	613
Other assets	742	504

	$75,555	$53,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,944	$5,103
Short term debt (including current maturities of long term debt)	5,567	952
Current maturities of capital lease obligations	11	57
Accrued restructuring liability	245	2,857
Accrued expenses	6,731	4,240

Total current liabilities	26,498	13,209

Long term debt, less current maturities	4,633	2,830
Capital lease obligations, less current maturities	127	67
Deferred gain on sale leaseback transaction	468	513
Commitments and contingencies	—	—
Minority interest	2,790	—

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,372 shares at December 31, 2003 and 9,547 at September 30, 2004; outstanding - 9,128 shares at December 31, 2003 and 9,303 at September 30, 2004	95	94
Additional paid-in capital	29,377	28,664
Treasury stock - 244 shares in 2003 and 2004	(1,871)	(1,871)
Retained earnings	13,619	10,470
Accumulated other comprehensive loss - Foreign currency translation	(181)	(11)

Total stockholders’ equity	41,039	37,346

Total liabilities and stockholders’ equity	$75,555	$53,965

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,149	$1,315
Depreciation and amortization	3,484	4,785
Deferred income taxes	221	(100)
(Gain) Loss on disposal of fixed asset	(20)	62
Amortization of deferred gain on sale leaseback	(45)	16
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,558)	374
Inventories	(1,998)	(859)
Prepaid expenses	(40)	(160)
Other	(234)	(70)
Income taxes receivable	(1,481)	(71)
Increase (decrease) in liabilities:
Accounts payable	5,558	(789)
Accrued expenses	697	1,003
Restructuring liability	(2,687)	(899)

Net cash provided by operating activities	5,046	4,607

Cash flows from investing activities:
Acquisition of property and equipment	(2,054)	(915)
Proceeds from the sales of property and equipment	24	2,320
Business acquisitions, net of cash acquired	(17,503)	—

Net cash (used in) provided by investing activities	(19,533)	1,405

Cash flows from financing activities:
Proceeds from issuance of debt	6,958	—
Repayment of debt	(714)	(1,809)
Repayment of obligations under capital lease	18	(614)
Proceeds from minority investor	2,715	—
Proceeds from issance of stock	714	—
Exercise of stock options	—	9

Net cash provided by (used in) financing activities	9,691	(2,414)

Effect of exchange rates on cash	(667)	525

(Decrease) increase in cash and cash equivalents	(5,463)	4,123

Cash and cash equivalents, beginning of period	9,527	3,162

Cash and cash equivalents, end of period	$4,064	$7,285

Cash paid during the period for:
Interest	$223	$239

Income taxes	$601	$757

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2004

(amounts in thousands)

			Additional paid-in capital			Retained earnings	Accumulated other comprehensive Income (loss)	Total stockholders equity

	Common stock			Treasury stock
	Shares	Amount		Shares	Amount
Balance, January 1, 2004	9,372	$94	$28,664	244	$(1,871)	$10,470	$(11)	$37,346

Shares issued	175	1	713					714
Foreign currency translation							(170)	(170)
Net income for the period						3,149		3,149

Balance, September 30, 2004	9,547	$95	$29,377	244	$(1,871)	$13,619	$(181)	$41,039

The accompanying notes are an integral part of this financial statement.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

September 30, 2004 and 2003

(amounts in thousands, except per share data)

1.                       Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2004 and the results of its operations for the three months and nine months ended September 30, 2004 and September 30, 2003 and its cash flows for the nine months ended September 30, 2004 and September 30, 2003.  The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

2.                       Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2004	December 31, 2003
Raw Materials	$4,185	$2,895
Work-in-Process	3,284	2,468
Finished Goods	5,908	3,492
	$13,377	$8,855

3.                       Income per share.  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the nine month and three month periods ended September 30, 2004 and 2003.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the nine month and three month periods ended  September 30, 2004 and 2003 (shares in thousands):

	Nine months ended September 30,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,165	$0.34	9,126	$0.14
Effect of dilutive stock options	11	—	38	—
Diluted income per share	9,176	$0.34	9,164	$0.14

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	Nine months ended September 30,
	2004	2003
Options to purchase shares of common stock	1,401	101
Exercise prices	$4.84 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - September 2013	July 2006 - May 2012

	Three months ended September 30,
	2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,240	$0.24	9,127	$0.06
Effect of dilutive stock options	3	—	88	—
Diluted income per share	9,243	$0.24	9,215	$0.06

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	Three months ended September 30,
	2004	2003
Options to purchase shares of common stock	1,461	101
Exercise prices	$4.75 - $13.75	$6.50 - $13.75
Expiration dates	July 2006 - September 2013	July 2006 - May 2012

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

Pursuant to the exchange offer described in Note 3 above, participating eligible option holders were granted a new option for each old cancelled option.  For each new option granted, the vesting status and vesting schedule of the old option was preserved.  The weighted average fair value of the options issued in September 2003 was $1.91.  The weighted average exercise price was $4.84.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income and income per share would have been:

	Nine months ended September 30,
	2004	2003
Reported net income	$3,149	$1,315
Less expense determined under fair value accounting for all awards, net of tax	327	890
Proforma net income	$2,822	$425

Reported basic and diluted net income per share	$0.34	$0.14
Less expense determined under fair value accounting for all awards, net of tax	0.04	0.09
Proforma basic and diluted net income per share	$0.30	$0.05

	Three months ended September 30,
	2004	2003
Reported net income	$2,218	$535
Less expense determined under fair value accounting for all awards, net of tax	106	838
Proforma net income (loss)	$2,112	$(303)

Reported basic and diluted net income per share	$0.24	$0.06
Less expense determined under fair value accounting for all awards, net of tax	0.01	0.01
Proforma basic and diluted net income (loss) per share	$0.23	$(0.03)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Periods ended September 30,
	2004	2003
Expected life (years)	5 years	5 years
Risk-free interest rate	3.50%	3.00%
Expected volatility	40%	40%
Expected dividend yield	—	—

5.               Segments.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the nine months and three months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Revenues from unrelated entities (1):
Americas	$51,064	$47,218
International	15,574	8,719
	$66,638	$55,937

Income (loss) from operations:
Americas	$3,463	$3,679
International	(598)	(1,196)
	$2,865	$2,483

Interest expense, net:
Americas	$133	$75
International	187	363
	$320	$438

	Three months ended September 30,
	2004	2003
Revenues from unrelated entities (1):
Americas	$18,282	$16,762
International	9,333	2,672
	$27,615	$19,434
Income (loss) from operations:
Americas	$1,168	$1,189
International	616	(477)
	$1,784	$712

Interest expense, net:
Americas	$105	$60
International	65	118
	$170	$178

(1) Note: Revenues from Australia exceeded 10% of total revenues for both the three month and nine month periods ended September 30, 2004. Revenues from Australia totaled $7,503 for the three month and $10,452 for the nine month period. Revenues from individual foreign countries did not exceed 10% of total revenues during the corresponding periods in 2003.

The Company has revenues from external customers from the following product lines:

	Nine months ended September 30,
	2004	2003
Product lines
Enclosures	$45,350	$43,871
Water related products	13,182	5,433
Connectivity	7,101	5,887
Other	1,005	746
	$66,638	$55,937

	Three months ended September 30,
	2004	2003
Product lines
Enclosures	$14,184	$15,009
Water related products	10,033	1,919
Connectivity	3,024	2,265
Other	374	241
	$27,615	$19,434

The Company has identifiable assets in the following geographic regions:

	September 30, 2004	December 31, 2003
	(Unaudited)
Identifiable Assets:
Americas	$43,563	$40,949
International	31,992	13,016
	$75,555	$53,965

6.                       Recent Accounting Pronouncement.  In March 2004, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), an update to the guidance in SAB 101 “Revenue Recognition in Financial Statements” 101 (codified in Topic 13: “Revenue Recognition”).  The primary objectives of SAB 104 are to reflect the issuance of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, to delete the guidance on reporting revenues gross as a principal or net as an agent because EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and to rescind SAB 101 “Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers (FAQ)” and incorporate selected portions of the FAQ into Topic 13.  The FAQ permitted registrants to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete.  Because EITF Issue 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if certain criteria are met, this election is no longer available to registrants upon adoption of EITF Issue 00-21. The Company believes that SAB 104 has not had any effect on the Company’s financial position, cash flows, or results of operations.

7.                       Restructuring Charges.  In the fourth quarter of 2002, the Company announced a restructuring plan to rationalize international manufacturing operations.  As part of the plan, various manufacturing operations in the International segment were either consolidated or outsourced.  The management of all International operations was consolidated under the Managing Director, International.  The restructuring charge totaled $1,228.  The principal actions in the restructuring plan involved the closure of facilities and a reduction in head count.

In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.   A plan was developed to close a manufacturing facility in International operations by June 2004.  As part of the plan, there was a reduction of approximately 31 employees in the International operations.  There was one employee severed in the third quarter of 2004, and $0 severance payments were made. The restructuring charge totaled $1,565.  The principal components of the 2003 restructuring charge involved the closure of facilities and a reduction in head count.

A credit to restructuring charge of $686 was recorded in the third quarter of 2004 primarily due to the assignment of the lease of a vacated facility in the United Kingdom at a cost less than previously estimated by management.  The facility closure costs were originally estimated in the third quarter of 2001.  Due to difficulties in negotiating a lease termination or subletting of the facility, the estimate for the facility closure costs was subsequently increased in the fourth quarter of 2002 and further increased in the fourth quarter of 2003.  In July 2004, the lease on the facility was assigned for the remaining lease term on more favorable terms than management had estimated and thus the credit to restructuring charge.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.   The changes in the accrual for restructuring charges during the three month period ended September 30, 2004 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at June 30, 2004	$1,848	$66	$1,914
Costs incurred in the three months ended September 30, 2004	1,021	(38)	983
Credit to operations in the three months ended September 30, 2004	686	—	686
Restructuring accrual balance at September 30, 2004	$141	$104	$245

8.                    Sale Leaseback Agreement.   In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  As of September 30, 2004 the unamortized balance of the deferred gain is $468.

9.                       Income Taxes.  In the second quarter of fiscal 2004, the Company commissioned an independent appraisal of a subsidiary in the United Kingdom.  This appraisal follows the Company’s announcement in February 2004 to close the European manufacturing operations.  Based on the independent appraisal, the Company concluded that the subsidiary was insolvent as of June 30, 2004 and therefore met the requirements of an ordinary worthless stock deduction under the Internal Revenue Code.  The amount of the worthless stock deduction is approximately $9,000 with a corresponding federal income tax benefit of approximately $3,000.  The Company has an effective tax rate of (26.7%) for the nine months ended September 30, 2004.  This differs from the federal statutory rate of 34.0% primarily due to the subsidiary stock deduction described above offset by foreign operating losses incurred without a tax benefit recorded and an increase in the Company’s valuation allowance against the deferred tax assets.  The Company has an effective tax rate for the three months ended September 30, 2004 of (42.1%).

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

10.                 Commitments and Contingencies.  In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest.  The Company has appealed the assessment and is currently providing the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas has agreed to a reduction of the amount owed to $600.  The Company has paid the State of Texas $400.  The Company believes that it has meritorious defenses to the remaining claim of $200 and intends to vigorously defend its position.  The Company believes that the ultimate outcome of this examination will not result in a material impact on the Company’s consolidated results of operations or financial position.

In June 2002, the Company recorded a $1,573 allowance for doubtful accounts due to the Chapter 11 bankruptcy filing of a major customer, Adelphia Communications.  The Company subsequently wrote off all of the open receivables with Adelphia as of the bankruptcy date.  Based on the Company’s knowledge of the bankruptcy proceedings, the Company is unable to reasonably estimate the potential recovery relating to the Adelphia receivables mentioned above.  Therefore, no recovery amount has been recorded in the Company’s financial statements.  The Company has also been approached by a third party investor regarding the Company’s sale of its Adelphia receivables at a discount.  However, no definitive agreement between the Company and the third party investor has been reached at this time.

11.                 Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The Company purchased $87 of inventory from RMS Communications, Inc. in the nine months ended September 30, 2004 and has offset the amount payable to RMS Communications, Inc. against the open receivable. The amount due from RMS Communications, Inc. included in accounts receivable at September 30, 2004 is $249.  The account is currently in arrears.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.

12.                 Concentrations.  Sales to Comcast of $11,560 in the first nine months of 2004 represented 17.3% of Company sales in the period.  Sales to Comcast of $14,360 in the first nine months of 2003 represented 25.7% of Company sales for the period.  The second largest customer in the first nine months of 2004 was Verizon with sales of $11,420 representing 17.1% of the total.  Sales to Verizon of $6,060 in the first nine months of 2003 represented 10.8% of Company sales.

Sales to Verizon of $6,080 in the third quarter of 2004 represented 22.0% of Company sales in the period.  Sales to Verizon of $2,030 in the third quarter of 2003 represented 10.4% of Company sales for the period.  The second largest customer in the third quarter of 2004 was Comcast with sales of $2,950 representing 10.7% of the total.  Sales to Comcast of $5,000 in the third quarter of 2003 represented 25.7% of Company sales.

13.                 Guarantees.  In 1997, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At September 30, 2004, the outstanding loan balance subject to the guarantee totaled $590.

14.                 Bushman Tanks Acquisition.   On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  Bushman Tanks operates out of four leased facilities in Australia, located in Dalby, Orange, Terang, and Adelaide.  The purchase price was $16,838.  The Company also incurred an additional $764 in direct costs of the acquisition.  An additional $1,400 is payable to the sellers in the event that the Bushman Tanks business achieves specified sales targets in 2005 and 2006. Additional amounts may be paid to the sellers if certain cost reduction targets are achieved.  The sellers will receive one-half of the amounts of the cost reductions in the specified cost items that are achieved between 2005 through 2009.  The maximum amount payable is $1,400 if the cost incurred on these specified items is reduced to zero.  In the event that the cost incurred for these items exceeded a predetermined threshold, the seller would be liable to the Company for the amount of the cost exceeding the threshold. The purchase agreement includes a working capital adjustment based on the April 30, 2004 working capital amounts. The amount of the adjustment at present is not finalized. The working capital adjustment as presently estimated by management has been included in the $16,838 purchase price. The final working capital adjustment will result in a change to goodwill and the amount of consideration to the sellers.

Consideration for the acquisition of $16,838 consisted of $8,016 in cash contributed by the Company, 175,113 shares of the Company’s common stock valued at $714, a $5,520 term loan from The National Australia Bank Ltd, and $2,588 in cash contributed by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd. As a result of the transaction, the Company acquired a 75% equity interest in Bushman Tanks, and ANZ Private Equity acquired the remaining 25%. In addition, the Company incurred direct acquisition costs of $764.

The Bushman Tanks acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary estimates as of the acquisition date. Further adjustments to the acquired assets and assumed liabilities will be made following more detailed reviews by management of tangible assets acquired and liabilities assumed. Changes in the estimated fair value of acquired assets and assumed liabilities will be reflected as a change in the allocated fair value of the identifiable tangible and intangible assets and liabilities and goodwill in the period in which this determination is made, which management expects to be by December 31, 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Bushman Tanks acquisition at August 2, 2004:

Allocated Purchase Price
Acquired assets:
Cash	$99
Receivables, net	2,212
Inventories	2,399
Other assets	490
Property, plant, and equipment, net	3,089
Goodwill	14,048
Total Assets	22,337

Assumed liabilities:
Accounts payable	3,109
Short term debt	35
Accrued liabilities	1,589
Total liabilities	4,733

Purchase price	16,838
Direct cost of acquisition	764
Net assets acquired	$17,602

Below is the unaudited pro forma condensed combined statement of operations for the three months and nine months ended September 30, 2004 and September 30, 2003.  The unaudited pro forma condensed combined statement of operations includes the historical operations of the Company and Bushman Tanks (translated at the average currency exchange rate for the applicable period) and gives effect to the acquisition as if it had occurred at the beginning of the applicable period. The unaudited pro forma financial statement is based upon available information and assumptions and adjustments that the Company believes is reasonable.  The unaudited pro forma condensed combined statement of operations does not purport to represent what our results of operations actually would have been.  The unaudited pro forma condensed combined financial statement is qualified in its entirety and should be read in conjunction with the historical financial statements and accompanying notes of the Company included in the annual report on form 10-K for the year ended December 31, 2003, the quarterly report on form 10-Q for the three and six month periods ended June 30, 2004, and the 8-KA filed October 18, 2004.

CHANNELL COMMERCIAL CORPORATION AND BUSHMAN TANKS

UNAUDITED PROFORMA

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

Net sales	$84,071	$75,619	$30,431	$26,200
Cost of goods sold	57,277	50,310	21,303	17,551

Gross profit	26,794	25,309	9,128	8,649

Operating expenses	24,106 *	21,287	7,078	7,143

Income from operations	2,688	4,022	2,050	1,506

Interest expense, net	732	893	229	330

Income before income taxes	1,956	3,129	1,821	1,176

Income taxes (benefit)	(855)	1,055	(617)	192

Net income before minority interest	2,811	2,074	2,438	984

Minority interest	(40)	199	111	116

Net income	$2,851	$1,875	$2,327	$868

Net income per share

Basic	$0.31	$0.20	$0.25	$0.09

Diluted	$0.31	$0.20	$0.25	$0.09

Weighted number of shares outstanding

Basic	9,303	9,301	9,303	9,302

Diluted	9,314	9,339	9,306	9,390

* Nine months ended September 30, 2004 includes $1,077 of fringe benefit costs for the previous owners of Bushman Tanks that are not expected to recur.

15.                                     Intangible Assets.   The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill of our foreign subsidiaries.  The changes in goodwill are summarized in the table below.

Balance, January 1, 2004	$614
Additions due to business acquistion	14,048
Effect of foreign currency translation	706
Balance, September 30, 2004	$15,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the three months and nine months ended September 30, 2004.  The consolidated results include two months of business activity of Bushman Tanks.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003

Net Sales.  Net sales in the first nine months of 2004 were $66.6 million, an increase of $10.7 million or 19.1% compared to the first nine months of 2003.  The increase is due to the addition of the acquired business and growth in both the core Americas and International segments.

Americas net sales were $51.1 million in the first nine months of 2004, an increase of $3.8 million or 8.1%.  The increase was due to higher sales to a major telephone customer and due to growth in connectivity OEM sales.  The major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales were $15.6 million, an increase of $6.9 million or 78.6%.  The increase is primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Comcast of $11.6 million in the first nine months of 2004 represented 17.3% of Company sales in the period.  Sales to Comcast of $14.4 million in the first nine months of 2003 represented 25.7% of Company sales for the period.  The second largest customer in the first nine months of 2004 was Verizon with sales of $11.4 million representing 17.1% of the total.  Sales to Verizon of $6.1 million in the first nine months of 2003 represented 10.8% of Company sales.

Gross Profit.  Gross profit in the first nine months of 2004 was $19.2 million, an increase of $2.7 million or 16.6%. The increase was primarily due to the addition of gross profit earned by the acquired company.Gross profit dollars in the Americas segment increased due to the higher sales level.  These increases were partially offset by increased raw material costs for plastic and steel in the Americas and by costs incurred in the first half of 2004 to restructure the European manufacturing operations.  The European manufacturing operations were closed as of June 30, 2004.

As a percentage of net sales, gross profit decreased from 29.4% in the first nine months of 2003 to 28.8% in the first nine months of 2004.  The decline is due primarily to increased raw material costs for plastic and steel in the Americas segment and costs to restructure European manufacturing operations.

Selling.  Selling expenses were $9.3 million in the first nine months of 2004, an increase of $2.3 million or 33.1% from the first nine months of 2003.  The increase is due to the addition of selling expenses of the acquired company and higher commissions and freight costs as a result of the increased sales level.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 12.5% in the 2003 period to 14.0% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to the freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $6.0 million in the first nine months of 2004, an increase of $0.3 million or 4.6%.  The increase is due to the addition of the general and administrative expenses of the acquired company partially offset by lower general and administrative expenses in the Americas segment.

As a percentage of net sales, general and administrative expense decreased from 10.3% in the 2003 period to 9.1% in the 2004 period.  The decrease is due to the lower costs in the Americas segment as well as the increased sales level without a corresponding increase in general and administrative costs.

Research and Development.  Research and development expenses were $1.6 million in the first nine months of 2004, an increase of $0.4 million or 37.6% from the first nine months of 2003.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses increased from 2.1% in the first nine months of 2003 to 2.5% in the first nine months of 2004.

Restructuring charge.  A credit to restructuring charge of ($0.7) million was recorded in the first nine months of 2004 primarily due to the assignment of the lease of a vacated facility in the United Kingdom at a cost less than previously estimated by management.  The facility closure costs were originally estimated in the third quarter of 2001.  Due to difficulties in negotiating a lease termination or subletting of the facility, the estimate for the facility closure costs was subsequently increased in the fourth quarter of 2002 and further increased in the fourth quarter of 2003.  In July 2004, the lease on the facility was assigned for the remaining lease term on more favorable terms than management had estimated and thus the credit to restructuring charge.

There was no restructuring charge in the first nine months of 2003.

Income from Operations.  Income from operations increased from $2.5 million in the first nine months of 2003 to $2.9 million in the first nine months of 2004.  The increase is primarily due to the addition of the acquired business, higher sales in both the Americas and International segments and the favorable impact of the restructuring charge credit.

Income from operations as a percentage of sales decreased from 4.4% to 4.3%.  The decrease is due to the following costs that increased at a higher percentage rate than the sales revenue increase:  1) costs of goods sold resulting from raw material price increases,  2) selling expense including commission, freight and selling costs of the acquired company, and  3) research and development expense for telephone connectivity products and thermoplastic enclosures.

Interest Expense, Net.  Net interest expense was $0.4 million in the first nine months of 2003 and $0.3 million in the first nine months of 2004.   The decrease is due to the lower level of debt.

Income Taxes.  Income tax expense was $0.7 million in the first nine months of 2003 and ($0.7) million in the first nine months of 2004.  The effective tax rate was (26.7%) in the first nine months of 2004 and 35.7% for the same period in 2003.  The decline is due to an ordinary worthless stock deduction in 2004 offset by an increase in the valuation allowance.

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003

Net Sales.  Net sales in the third quarter of 2004 were $27.6 million, an increase of $8.2 million or 42.1% compared to the third quarter of 2003.  The increase is due to the addition of the acquired business and growth in both the core Americas and International segments.

Americas net sales were $18.3 million in the third quarter of 2004, an increase of $1.5 million or 9.1%.  The increase was due to higher sales to a major telephone customer and due to growth in connectivity OEM sales.  The major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales were $9.3 million in the third quarter of 2004, an increase of $6.7 million or 249.2%.  The increase is primarily due to sales of the acquired company and higher sales to telephone customers in the Asian market.

Sales to Verizon of $6.1 million in the third quarter of 2004 represented 22.0% of Company sales in the period.  Sales to Verizon of $2.0 million in the third quarter of 2003 represented 10.4% of Company sales for the period.  The second largest customer in the third quarter of 2004 was Comcast with sales of $3.0 million representing 10.7% of the total.  Sales to Comcast of $ 5.0 million in the third quarter of 2003 represented 25.7% of Company sales.

Gross Profit.  Gross profit in the third quarter of 2004 was $7.9 million, an increase of $2.4 million or 43.2%.   The increase is due primarily to the addition of the acquired company.  Gross profit increased in the International segment due to cost savings associated with the closure of European manufacturing operations, which was effective June 30, 2004.  Gross profit in the Americas declined due to increases in plastic and steel raw material costs.

As a percentage of net sales, gross profit increased from 28.4% in the third quarter of 2003 to 28.6% in the third quarter of 2004.   The increase is due to the acquired company which has a higher gross profit percentage than the other Channell businesses and savings associated with the closure of European operations, partially offset by higher raw material costs.

Selling.  Selling expenses were $4.0 million in the third quarter of 2004, an increase of $1.7 million or 70.8% from the third quarter of 2003.  The increase is due to the addition of selling expenses of the acquired company and higher commissions and freight costs as a result of the increased sales level.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 12.1% in the 2003 period to 14.5% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to the freight costs to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $2.2 million in the third quarter of 2004, an increase of $0.1 million or 8.0% from the third quarter of 2003.  The increase is due to the addition of the general and administrative expenses of the acquired company partially offset by lower general and administrative expenses in the Americas segment.

As a percentage of net sales, general and administrative expense decreased from 10.5% in the 2003 period to 8.0% in the 2004 period.  The decrease is due to the lower costs in the Americas segment as well as the increased sales level without a corresponding increase in general and administrative costs.

Research and Development.  Research and development expenses were $0.6 million in the third quarter of 2004, an increase of $0.2 million or 41.4% from the third quarter of 2003.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses were 2.1% in both the third quarter of 2003 and 2004.

Restructuring charge.  A credit to the restructuring charge of ($0.7) million was recorded in the third quarter of 2004 primarily due to the assignment of the lease of a vacated facility in the United Kingdom at a cost less than previously estimated by management.  The facility closure cost was originally estimated in the third quarter of 2001.  Due to difficulties in negotiating a lease termination or subletting of the facility, the estimate for the facility closure cost was subsequently increased in the fourth quarter of 2002 and further increased in the fourth quarter of 2003.  In July 2004, the lease on the facility was assigned for the remaining lease term on more favorable terms than management had estimated and thus the credit to restructuring charge.

There was no restructuring charge in the third quarter of 2003.

Income from Operations.  Income from operations increased from $0.7 million in the third quarter of 2003 to $1.8 million in the third quarter of 2004.  The increase is due to the addition of the acquired business, higher sales in both the Americas and International segments and the favorable impact of the restructuring charge credit.  Income from operations as a percentage of sales increased from 3.7% to 6.5%.

Interest Expense, Net.  Net interest expense was $0.2 million in the third quarter of 2004, the same as the third quarter of 2003.

Income Taxes.  Income tax expense was ($0.7) million in the third quarter of 2004 and ($0.001) million in the third quarter of 2004.  The effective tax rate was (42.1%) in the third quarter of 2004 and (0.002%) for the same period in 2003.  The tax rate is lower in the third quarter of 2003 because the 2003 tax rate was favorably affected by a change in the estimate of the research and development tax credit available to offset the federal income tax liability for fiscal 2001, 2002 and the three months ended September 30, 2003.  The tax rate in the third quarter of 2004 is lower than the statutory tax rate due to the ordinary worthless stock deduction offset by the valuation allowance.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2004, an increase of $0.4 million from the same period last year.  The increase in net cash provided by operating activities is due to the addition of the acquired company and an increase in accounts payable.

Net accounts receivable increased to $14.0 million at September 30, 2004 from $10.1 million at December 31, 2003.  The increase is due to the addition of the acquired company in the consolidated financial statements.  Days sales outstanding decreased from 50 days at December 31, 2003 to 45 days at September 30, 2004.

Inventories increased to $13.4 million at September 30, 2004 from $8.9 million at December 31, 2003.  The increase is due to the addition of the acquired company in the consolidated financial statements.  Days inventory was 59 days at both December 31, 2003 and September 30, 2004.

Accounts payable increased from $5.1 million at December 31, 2003 to $13.9 million at September 30, 2004.  The increase is due to 1) the addition of the acquired company in the consolidated financial statements, 2) the extension of vendor payment terms in the Americas segment, 3) higher inventory purchases to meet sales demand, and 4) a higher percentage of product being purchased externally versus made in house.  Days payables were 35 days at December 31, 2003 and 45 days at September 30, 2004.

Net cash used by investing activities was ($19.5) million in the first nine months of 2004 compared to net cash provided by investing activities of $1.4 million in the same period of 2003.  The Company acquired the Bushman Tanks business in August 2004.  Capital expenditures for property and equipment were higher in the 2004 period due to equipment required to refacilitate manufacturing facilities in the Americas as part of the transfer of operations previously performed in Europe.  The Company sold a building in the U.K. for $2.2 million in January 2003.

Net cash provided by financing activities was $9.7 million in the first nine months of 2004 compared to net cash used of ($2.4) million in the first nine months of 2003.  The Company acquired the Bushman Tank business in the 2004 period and financed the purchase with a term loan from The National Australia Bank Ltd. and equity provided by ANZ Private Equity.  The Company repaid debt in the 2003 period.

The cash and cash equivalents balance was $4.1 million at September 30, 2004, a decrease from $9.5 million at December 31, 2003.  The decrease is due to cash used for the acquisition of Bushman Tanks partially offset by cash generated from on going operations and extended vendor payment terms which had the affect of decreasing cash outflows.

The Board of Directors, on April 1, 1998, having determined such action to be in the best interest of the Company, authorized a stock repurchase plan of up to $2.0 million worth of Company stock. The plan was subsequently increased to $2.75 million by the Board on December 1, 2000.  The Company repurchased 22,985 shares at a cost of approximately $0.2 million in 1999; 30,900 shares of its common stock at a cost of approximately $0.2 million in 2000; and 52,300 shares of its common stock at a cost of $0.3 million in 2001. The Company did not repurchase stock in 2002 or 2003, or in the first nine months of 2004.

The Company and its subsidiaries have entered into the following financing arrangements:

1.          The Company entered into a three year Loan and Security Agreement with an asset-based lender on September 25, 2002. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At September 30, 2004, the outstanding balance of the term loan was $3.1 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at September 30, 2004 was 3.5%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of September 30, 2004 with the covenants of the Loan and Security Agreement.

2.          A subsidiary of the Company located in Australia, Channell Pty Ltd., entered into a one year Loan and Security Agreement with a commercial bank in Australia on October 23, 2003.  The Loan and Security Agreement contains a revolver line of credit for working capital needs.  At September 30, 2004, the outstanding balance of the facility was $0.5 million.

Under the Loan and Security Agreement, the balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate at September 30, 2004 was 5.5%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on Channell Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate and sell assets except in the ordinary course of business.  Channell Pty Ltd. is also required to comply with a interest coverage ratio.  Channell Pty Ltd. was in compliance as of September 30, 2004 with the covenants of the Loan and Security Agreement.

3.          A subsidiary of the Company, Channell Bushman Pty Ltd., entered into a five year Loan and Security Agreement with a commercial bank in Australia on August 2, 2004.  Channell Bushman Pty Ltd. is the holding company established to acquire the Bushman Tanks business.  The Loan and Security Agreement’s initial term loan balance of $5.8 million was used as part of the consideration paid to acquire the Bushman Tank business.  The five year term loan is repayable in quarterly payments based on a five-year amortization schedule.  The loan and security agreement also includes a revolving credit facility, reviewed annually, for working capital needs in the amount of $1.4 million, a capital expenditure line of credit in the amount of $4.2 million and a $1.2 million facility to fund future “earn out” payments to the seller if the Bushman Tanks business achieves specified performance targets in 2005 and 2006.  The Loan and Security Agreement is guaranteed by Channell Pty Ltd., a subsidiary of the Company in Australia.  At September 30, 2004, the outstanding balance of the term loan was $5.8 million and $0.8 million on the revolving line of credit.  There were no advances on either the capital expenditure line of credit or the earn out line of credit.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at September 30, 2004 was 5.5%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd. is also required to comply with a Debt/EBIT ratio, capital adequacy ratio, debit service coverage ratio and interest coverage ratio.  Channell Bushman Pty Ltd. was in compliance as of September 30, 2004 with the covenants of the Loan and Security Agreement.

4.          The Company and Channell Bushman Pty Ltd. entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia on August 2, 2004.  The private equity investment was obtained as part of the financing of the Bushman Tank acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman Pty Ltd.  As part of the agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman Pty Ltd. with the Company appointing the remaining three members.  The agreement specifies that certain actions taken by the Board of Directors require unanimous approval, among other things, a proposal to sell all or substantially all of the assets of Channell Bushman Pty Ltd., material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

It is the intent of the private equity party to exit its investment in Channell Bushman Pty Ltd. within 5 years.  The Agreement contains clauses to facilitate the exit of the private equity party.  The agreement specifies that after two years, the Company has an option to acquire all of the shares owned by the private equity party.  The agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the agreement.  After five years, both the Company and the private equity party have the right to initiate a sale of Channell Bushman Pty Ltd.  At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman Pty Ltd. would be offered for sale with the assistance of a financial advisor.

The Company believes that cash flow from operations coupled with borrowings under the credit facilities described above will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2004.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of September 30, 2004 in thousands:

	Oct 2004 to Sep 2005	Oct 2005 to Sep 2007	Oct 2007 to Sep 2009	Oct 2009 and Thereafter	Total
Contractual Obligations
Long Term Debt (1)	$927	$1,853	$1,853	$—	$4,633
Capital Lease Obligations (2)	44	123	—	—	167
Operating Lease Obligations (3)	2,634	3,074	2,086	2,496	10,290
Employment Contracts (4)	768	1,470	838	—	3,076
Purchase Obligations (5)	12,158	—	—	—	12,158
	$16,531	$6,520	$4,777	$2,496	$30,324

(1)          The Company entered into a five year Loan and Security Agreement with an a commercial bank in Australia on August 2, 2004.

(2)          Capital lease obligations include amounts representing interest of $29.

(3)          The Company leases manufacturing and office space and machinery and equipment under several operating leases expiring through 2006.

(4)          The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50 per annum for the remainder of the term.  The President and Chief Executive Officer’s base year salary is $718 per year, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased based on the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

(5)          The Company has adequate sources of supply for the raw materials used in its manufacturing processes and attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.  Most plastic resins are purchased under annual or multi-year pricing agreements to stabilize costs and improve supplier delivery performance.  The Company is not contractually obligated to purchase product over the life of these agreements.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At September 30, 2004, the outstanding loan balance subject to the guarantee totaled $590.

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

The Company’s Loan and Security Agreement, dated September 25, 2003 with the asset based lender, allows for the outstanding balance to bear interest at a variable rate based on the lender’s base rate or LIBOR.  The credit facility exposes the operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at September 30, 2004, would change interest expense by approximately $0.03 million for the three months ended September 30, 2004.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

As discussed in footnote 14 to the consolidated financial statements, the Company acquired Bushmans Tanks on August 2, 2004. In connection with the acquisition, the Company implemented new internal control procedures over the newly acquired entity. These procedures included establishing monthly reporting closing procedures at the Bushmans locations and the hiring of additional accounting resources in the International business segment. With the exception of the new procedures in place over Bushmans Tanks, there has not been any change in the Company's internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of the consideration for the Company’s acquisition of a controlling interest in Bushman Tanks, on August 2, 2004, the Company sold an aggregate of 175,133 shares of common stock of the Company, valued at $0.7 million, to Lenbridge Grange Pty Ltd., Lokan Nominees Pty Ltd., Belsiasun Pty Ltd., Elcarva Pty Ltd., Douglas Robin Young and Richard James Young.  The sale of shares was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve a public offering.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                                                     OTHER INFORMATION

Not applicable.

ITEM 6.                                                     EXHIBITS

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

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (12)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (12)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (12)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (12)
10.4	Employment Agreement between the Company and William H. Channell, Sr. (1)
10.5	Employment Agreement between the Company and William H. Channell, Jr. (1)
10.6.1	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.6.2	Channell Commercial Corporation 2004 Incentive Bonus Plan (10)

10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.16	Further Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated July 15, 2002 (5)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
10.19	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
10.21

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd., Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd., and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand.(11)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (12)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Jr., CEO; and Thomas Liguori, CFO. (12)

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

(10)    Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(11)    Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2004.

(12)    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004

CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/s/ THOMAS LIGUORI
Thomas Liguori
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)