Form 10-K
period 2004-12-31
CHANNELL COMMERCIAL CORP
filed 2005-03-21
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004;

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

Registrant’s telephone number, including area code: (951) 719-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

On March 11, 2005, the Registrant had 9,383,942 shares of Common Stock outstanding with a par value of $.01 per share.  The aggregate market value of the 4,454,412 shares held by non-affiliates of the Registrant was $19,153,972 computed by reference to the price at which the shares were last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2005.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9a.	Controls and Procedures

Item 9b.	Other Information

PART III

Item 10.	Executive Officers and Directors of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

FINANCIAL STATEMENTS

GLOSSARY OF TERMS

i

PART I

Item 1. Business

Background

Channell Commercial Corporation (the “Company”) was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation.  The Company’s executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (951) 719-2600.

General

The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems for fiber to the premise (“FTTP”) networks, and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant”, “local loop” or “last mile”, that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

The Company also designs, manufactures and markets polyethylene water tanks for rural and residential markets in Australia.  The Company’s primary product line of rotational molded tanks is used in the agricultural sector where water shortages require storage of rain and ground water.  The Company also markets a range of water storage tanks for use in residential and rural-residential markets.  The Company operates out of four leased facilities in Australia.  The facilities are located in Dalby, Orange, Terang, and Adelaide.

The Company entered the Australian water storage tank market in August 2004 with the acquisition of Bushman Tanks.  Bushman Tanks is Australia’s largest manufacturer and distributor of rotational molded polyethylene water storage tanks.

The Company’s enclosure product line accounted for 78%, 79% and 59% of the Company’s net sales in 2002, 2003 and 2004, respectively.  The Company has recently diversified a portion of its business with the acquisition of Bushman Tanks.  The Company’s water related products product line accounted for 30% of the Company’s net sales in 2004.  The Company has long-lived assets in Australia of $2.6 million, $2.4 million and $5.5 million in 2002, 2003 and 2004, respectively.

Industry

The Company operates primarily in two industries, the telecommunications industry and the Australian water storage tank industry.

In the telecommunications industry, broadband and local telephone operators are building, rebuilding or upgrading signal delivery networks around the world.  These networks are designed to deliver video, voice and/or data transmissions to individual residences and businesses.  Operators deploy a variety of network technologies and architectures, such as HFC, VoIP, DLC, ADSL and FTTP (see “Glossary of Terms”) to carry broadband and narrowband signals.  These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics.  Many of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

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

The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by broadband operators and local telephone companies.  For example, broadband networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, telephony and PCS transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line (“DSL”) technologies, which utilize installed copper wires for broadband services.  These “local loop” copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for fully sealed outside plant facilities in order to sustain network reliability and longevity.   Local telephone service providers are also employing various fiber to the premise (FTTP) technologies to deliver higher bandwidth services to customers.  FTTP utilizes outside plant enclosures to protect the networks as well as fiber cable management devices that are both manufactured by the Company.

In the Australian water storage tank industry, consumers utilize plastic, steel or concrete tanks for the storage of water.  Australia is an arid climate with limited water resources.  The combination of a growing population, a movement of people away from urban areas and limited rainfall has resulted in water shortages in most geographic areas.  Water storage tanks are used to store rain and ground water in residential and commercial properties.  The water is used for outside the home purposes such as gardening, pumped into the home for non potable uses such as washing machines and toilets and may often be used as a source of drinking water.  Local, state and national governments have implemented several regulations intended to conserve water.  These include restrictions on the use of potable water and requirements to install water storage tanks or other conservancy products in new residential dwellings in selected areas.

Business Strategy

The Company’s strategy is to capitalize on its core strengths in the design and manufacture of thermoplastic products, metal products and connectivity products and to use these strengths to be a leading company in the markets it operates in as well as to enter new markets.

The Company pursues opportunities in the global communications industry by providing enclosures, connectivity products and other complementary components to meet the evolving needs of its customers’ communications networks.  The Company’s wide range of products, manufacturing expertise, application-based sales and marketing approach and reputation for high quality products address key requirements of its customers.

In addition to the communications industry, the Company seeks to leverage its expertise in plastics and metal manufacturing technologies to diversify into other industries.  The Company’s acquisition of the Bushman Tanks business is an example of this diversification.  Bushman Tanks utilizes plastic rotational molding technology to produce water tanks, a process similar to that used by the Company to manufacture thermoplastic enclosures for the communications industry.  The Company believes it can apply its advanced rotational manufacturing technologies to the Bushman Tanks operations to improve performance.

Principal elements of the Company’s strategy include the following:

Focus on Core Telecommunications Business.  The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of enclosures and copper wire connectors for the broadband/CATV and local telephone industries in the North America, Europe, Middle East, Africa, Australia and Asia markets through new product development.  The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major broadband operators.

The Company has invested in the development of a broad range of products designed specifically for telecom applications. These include connectivity and enclosure products for DSL and FTTP based networks.  The Company has successfully marketed its traditional broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services.  The Company will continue to target this market for growth, both with telephone network operators and with major system OEMs.

Expand International Presence in Communications Industry.  Management believes international markets offer significant opportunities for increased sales to both broadband and telephone companies. The Company’s principal international markets currently include Canada, Mexico, Asia, the Pacific Rim, the Middle East, Africa and Europe.  Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many nations around the world and the focus of numerous countries on building, expanding and enhancing their communications systems to deliver broadband services in order to participate fully in the information-based global economy.  The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

Develop New Products and Enter New Markets.  The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers.  Innovative products offered by the Company include its MAH Series™ free-breathing telephony enclosures, GLMTM sub surface enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures.  The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. patent protection.  The Company’s products are designed to improve the performance of its customers’ outside plant systems.  The Company has a proven record in designing, developing and manufacturing “next generation” products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.  The Company also believes its core capabilities are applicable to markets outside the telecommunications industry.

The Company is expanding its product offering of water storage tanks to include underground tanks and related products primarily for the residential markets in Australia.  The Company’s principal customers are currently in rural areas.  The Company continues to develop innovative products to expand its presence in the residential and rural-residential markets of Australia.  The Company may also pursue water storage tank markets beyond Australia in the future.

Concentrate on Core Capabilities to Diversify into Other Industries.  The Company believes its core competencies are in the design and manufacture of plastic and metal infrastructure products.  The Company is pursuing a strategy to utilize these core competencies to diversify into other industries to profitably grow.  Relevant industries that the Company may pursue include water, irrigation, power utility and other outside plant infrastructure products.  The acquisition of Bushman Tanks to operate in the water industry is an example of this diversification strategy.

Products

The Company currently markets over 60 product families, with several thousand optional product configurations.  The primary functions of the Company’s products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security.   The Company believes that it offers one of the most complete lines of outside plant infrastructure products in the telecommunications industry. The primary functions of the Company’s products designed for the water industry are the filtration, storage and pumping of water for both outside and inside the home usage.

Enclosures.  The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures for the communications industry that are considered state-of-the-industry for many applications, having been field tested and received approvals and standardization certifications from major broadband and telephone company operators.  Most of the Company’s products are designed for buried and underground network applications.  The Company’s enclosure products provide technicians access to network equipment for maintenance, upgrades and installation of new services.  Buried and underground networks and enclosures are generally preferred by broadband operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations.  The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks (branded as “Rhino Enclosures™”).  The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products.  To position itself as a full-line product supplier, the Company also offers a variety of complementary products, including thermoplastic and composite grade level boxes for sub surface network applications..  These products are typically purchased by customers as part of a system package and are marketed by the Company through its direct sales force to its customer base.  The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

Copper Connectivity.  The Company is a designer and manufacturer of innovative telephone connectivity devices.  The Company’s Insulation Displacement Connector (“IDC”) technology provides advanced “tool-less” termination systems for copper wires, the predominant medium used in the “Last Mile” for telephone services worldwide.  These proprietary IDC products environmentally seal network termination points with a high level of reliability.  The Company’s DSLink TM modular terminal block offers telephone service providers a Category 5 (“Cat- 5”) solution to the rising costs of DSL deployment in the local loop. The Company’s Mini-Rocker™ line of copper connectivity modules, blocks and accessories offer environmentally sealed and Cat-5 data rated IDC tool-less circuit installation and have been accepted as a universal connectivity platform for network applications worldwide, including xDSL and VoIP services.

Fiber Optic Products.  The Company offers a range of fiber optic cable management products designed for use in telephone and broadband networks.  These products are particularly well suited for fiber to the premises (FTTP) network architectures.  Fiber optic electronic enclosures house optical electronics, power supplies and cables.  The Company’s fiber optic splice cases are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable in the outside plant network.  Fiber optic cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables primarily for in-building applications.  All of these products are designed and manufactured by the Company and marketed worldwide.

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

Water Products.  The Company offers a range of water tank products for the storage of potable and non potable water.  These products typically store rain water collected from the roofs of homes or other buildings or water pumped from underground wells.  These products are primarily used by residential homes, agricultural properties and commercial buildings.  Accessory products for these water tanks include filtration systems, connection devises and pumps.

In addition to water storage tanks, the Company’s water product line includes applications for the communications industry.  Below ground enclosures protect networks from water and other damage.

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

Internal sales/customer service departments administer and schedule incoming orders, handle requests for product enhancements and service inquiries and support the Company’s direct sales force. This department maintains direct communications with customers and the Company’s field sales and operations personnel.

By engaging in public relations activities, product literature development, market research and advertising, the marketing department also promotes and positions the Company within both domestic and international markets.  The Company regularly attends, participates and exhibits its products at industry trade shows and conferences within domestic and international markets throughout the year.

Specific to the Company’s water tank products, a network of agents and distributors are utilized to market the Company’s products in addition to the use of a direct sales force.

The Company participates in agricultural field days in Australia to market water storage products.  Agricultural field days are held in most rural areas once or twice per year and are used by rural customers to purchase a variety of hardware products by attending a single event.  The Company uses radio and television advertising to promote its water storage tank products throughout Australia.

Manufacturing Operations

The Company’s vertically integrated manufacturing operations enable the Company to control each step in the manufacturing process, including product design and engineering; design and production of many of its own dies, tools, molds and fixtures.  This vertically integrated manufacturing strategy applies to both the communications equipment and water product lines.

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

The Company’s manufacturing and distribution facilities as of December 31, 2004, include approximately 367,000 square feet in Temecula, California; 7,000 square feet in Mississauga, Ontario, Canada; 34,000 square feet in Sydney, 43,000 square feet in Dalby, 22,000 square feet in Orange, 16,000 square feet in Terang, and 13,000 square feet in Adelaide.  The manufacturing operations in the United Kingdom were closed in June, 2004.

Product Development and Engineering

The Company’s product development and engineering staff has designed and tested the Company’s products and has developed core competencies in telecommunications outside plant and water storage products. As a direct result, the Company has been able to develop a broad series of superior products designed to meet the specific needs of customers.  Distinguishing characteristics of the Company’s products include:

•                  Advanced mechanical innovations providing unique application specific performance and feature sets;

•                  Sub-surface network access systems;

•                  Modular metal fabricated enclosure product line covering multiple applications;

•                  Effective heat dissipation qualities for enclosure products;

•                  Advanced copper IDC connectivity products;

•                  A superior environmental sealing and protection system in enclosure products that, unlike many competitors’ products, does not require gels, compounds or other methods to maintain the required seal;

•                  Product designs allowing communications equipment technicians easy access through covers that can be removed to fully expose the enclosed electronics;

•                  Compatibility with a variety of communications equipment signal delivery network architectures;

•                  Versatility of design to accommodate communications network growth through custom hardware and universal mounting systems that adapt to a variety of new electronic hardware;

•                  Excellent protection and management of optical fibers and cables;

•                  Thermoplastic Laminated Coating (TLC®) that bonds directly to metal hardware and protects against rust and deterioration;

•                  High strength and UV protected water storage products;

•                  Underground water storage products; and

•                  A complete line of water storage accessories products including filtration, pumps and connection devices.

The Company’s product development approach is applications-based and customer driven.  A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing.  The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process.  The Company spent $1.6 million in 2002, $1.9 million in 2003, and $2.3 million in 2004 on research and development.

Customers

The Company sells its telecommunications related products directly to broadband operators and telephone companies throughout the world, principally within developed nations.  The Company sells its products to OEMs on a global basis.  The Company sells its water storage products in Australia directly to end users as well as to retailers, wholesalers, distributors and agents.  During 2004, the Company’s five largest customers accounted for 48.7% of total net sales.  In 2004, the Company’s five largest customers by sales in the United States were Verizon, Comcast, Cox, Time Warner and Bright House Networks. Verizon and Comcast accounted for 21.7% and 14.6%, respectively, of the Company’s net sales in 2004.  In international markets, the Company’s five largest customers in 2004 by sales were Telstra (Australia), Rogers (Canada), Shaw (Canada), Uni Telco (Malaysia) and Eircom (Ireland).

The Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are primarily dependent upon orders booked and products shipped in the quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company’s products.  Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace.  From fiscal period to fiscal period, significant changes in the level of purchases of the Company’s products by specific customers can and do result from this periodic assessment.  Customers of water products in Australia are typically individual users that may keep their product for several years before a repeat purchase, in addition to the distributors that are used to market the Company’s products.

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

Competition

The telecommunications industry is highly competitive.  The Company’s competitors include companies that are much larger than the Company, such as Tyco, 3M, Emerson, Arris and Corning in addition to competitors similar in size to the Company such as Carson Industries.  The Company believes its competitive advantages include its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations.

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

The water storage products industry in Australia is characterized by a few large competitors, including ARI Industries and Clark Tanks, and a high number of smaller, regional competitors.  The Company believes its competitive advantages include its low cost structure, manufacturing expertise, product design, marketing and sales expertise and its nationwide coverage.  The Company is the only nationwide manufacturer of water storage tanks in Australia.

Management believes that the principle competitive factors in the water storage industry are product quality, manufacturing capacity, and geographic location for logistics support, technical support and customer service.  The multiple manufacturing plant locations provide nationwide market coverage in the industry which is not presently offered by any current competitors.

Competitive price pressures are prevalent in this industry.  The Company has responded to these with ongoing process improvements, design optimization and targeted procurement programs.

The existing customer base is widely dispersed throughout the rural market areas.  Promotion and awareness of the Company’s products and services is strongly reinforced.  Long term direct marketing programs including media advertising, radio and television, and high profile promotion at exhibitions have been developed by the Company over many years.  These marketing programs have established strong brand equity which creates a competitive advantage/barrier to entry for other suppliers in several significant market areas.

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

Most plastic resins are purchased under annual or multi-year purchase agreements to stabilize costs and improve supplier delivery performance.  Neoprene rubbers are manufactured using the Company’s proprietary formulas.  Metal products are supplied in standard stock shapes, coils and custom roll forms.

The Company also relies on certain other manufacturers to supply products that complement the Company’s own product line, such as grade level boxes.  The Company believes there are multiple sources of supply for these products.

Employees

As of December 31, 2004, the Company employed 592 people, of whom 70 were in sales, 431 were in manufacturing operations, 32 were in research and development and 59 were in administration.  The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development.  None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

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

The water storage products industry in Australia is also subject to regulation.  Federal, state and local regulatory agencies regulate and in some cases mandate the use of water storage products to conserve water usage.  Examples include restrictions on the use of potable water for gardening, the washing of cars and other non-essential uses.  In addition, several agencies have offered rebates to those who purchase water storage products to conserve water.  Most recently, government agencies have mandated that new residential dwellings in the states of New South Wales and Victoria require a water conservation device such as water storage tanks.  The city of Sydney is located in New South Wales and the city of Melbourne is located in Victoria.  The affect of these regulations has been to increase the demand for water storage tanks in Australia.  There can be no guarantee that these regulations and rebates will remain in existence.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our Internet website, www.channellcomm.com.  Company filings are also available through a database maintained by the SEC at www.sec.gov.

Item 2.  Properties

The Company’s facilities approximate 504,000 square feet, of which approximately 63%, 22% and 15% were used for manufacturing, warehouse and office space, respectively.  In Temecula, California, 261,000 square feet of the total 367,000 square feet are leased from William H. Channell, Sr., the Company’s Chairman of the Board.  (See “Certain Relationships and Related Transactions”, Item 13.)  The Company also leases an aggregate of approximately 137,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In Australia, 94,000 square feet of manufacturing and distribution space in Orange, Dalby, Terang and Adelaide are leased from the former owners of Bushman Tanks (See “Certain Relationships and Related Transactions”, Item 13).  In December, 2002, the Company announced steps to rationalize international manufacturing operations to consolidate operations.  The Company has completed the facilities reduction program.  In 2002, the Company completed a sale and leaseback of approximately 103,000 square feet of manufacturing, warehouse and office space in Temecula, California.  The Company sold approximately 43,000 square feet of manufacturing, warehouse and office space in the United Kingdom in January, 2003.  In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.  A manufacturing facility in the United Kingdom was closed in June 2004.   The Company considers its current facilities, and its facilities following the completion of the foregoing restructuring activities, to be adequate for its operations.

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

	High	Low
Year Ended December 31, 2003:
First Quarter	$5.46	$3.00
Second Quarter	6.42	3.60
Third Quarter	6.00	4.31
Fourth Quarter	5.10	2.10

Year Ended December 31, 2004:
First Quarter	$5.38	$3.85
Second Quarter	4.58	3.60
Third Quarter	4.50	2.90
Fourth Quarter	8.50	3.55

The Company has not declared any dividends subsequent to its initial public offering in July 1996.

The Company currently anticipates it will retain all available funds to finance its business.  The Company does not intend to pay cash dividends in the foreseeable future.  Under the terms of the Company’s Loan and Security Agreement, the Company has agreed not to pay any dividends.

As of March 2, 2005, the Company had 9,383,942 shares of its Common Stock outstanding, held by approximately 1,050 shareholders of record.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2004, have been derived from audited consolidated financial statements, which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

	Year Ended December 31,
	2000	2001	2002	2003	2004
OPERATING DATA:
Net sales	$128,179	$88,698	$84,785	$76,537	$100,134
Cost of goods sold	81,108	69,892	57,450	53,960	72,151

Gross profit	47,071	18,806	27,335	22,577	27,983

Operating expenses
Selling	15,484	12,789	9,246	9,465	14,279
General and administrative	14,231	14,124	11,452	7,710	8,584
Research and development	2,771	2,331	1,619	1,902	2,336
Restructuring charge	1,513	2,999	1,228	1,565	(690)
Asset impairment charge	4,569	4,322	2,154	1,238	—
Goodwill impairment charge	—	11,772	966	—	—
	38,568	48,337	26,665	21,880	24,509

Income (loss) from operations	8,503	(29,531)	670	697	3,474
Interest income (expense), net	(2,859)	(3,874)	(1,999)	(571)	(489)
Income (loss) before income taxes	5,644	(33,405)	(1,329)	126	2,985
Income taxes (benefit)	2,076	(8,207)	1,737	212	(678)
Net income (loss) before minority interest	3,568	(25,198)	(3,066)	(86)	3,663
Minority interest	—	—	—	—	167

Net income (loss)	$3,568	$(25,198)	$(3,066)	$(86)	$3,496

NET INCOME (LOSS) PER SHARE:
Basic	$0.39	$(2.78)	$(0.34)	$(0.01)	$0.38
Diluted	$0.39	$(2.78)	$(0.34)	$(0.01)	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,091	9,050	9,048	9,126	9,203
Diluted	9,126	9,050	9,048	9,126	9,223

BALANCE SHEET DATA:
Current assets	$51,531	$39,626	$23,449	$30,407	$37,686
Total assets	116,748	85,377	54,163	53,965	78,898
Long-term obligations (including current maturities)(3)	40,364	36,816	6,548	3,906	8,840
Stockholders’ equity	63,927	37,497	35,441	37,346	42,901

OTHER DATA:
Gross margin(1)	36.7%	21.2%	32.2%	29.5%	27.9%
Operating margin(2)	6.6	(33.3)	0.8	0.9	3.5
Capital expenditures (excluding capital leases)	11,606	3,153	1,886	1,203	3,281
Cash provided by (used in):
Operating activities	8,352	13,964	19,767	7,127	9,228
Investing activities	(11,857)	(3,153)	4,346	1,154	(20,025)
Financing activities	1,876	(2,927)	(29,832)	(2,662)	7,550

(1)                                  Gross margin is gross profit as a percentage of net sales.

(2)                                  Operating margin is income (loss) from operations as a percentage of net sales.

(3)                                  Includes all interest bearing debt and capital lease obligations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a designer and manufacturer of telecommunications equipment supplied to telephone and broadband network providers worldwide and of water storage products marketed primarily in Australia.  In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. The Company sells products directly to broadband operators and telephone companies throughout the United States, Canada, Australia, Asia, Europe, the Middle East and Africa and certain other international markets, principally within developed nations.  The Company’s customers of water storage products in Australia are typically individual users whom will keep the product for several years without a repeat purchase.  The Company believes that many of its customers periodically review their supply relationships and consequently the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog with sales and operating results in any quarter principally dependent upon orders booked and products shipped in that quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company’s products. These factors, when combined with the Company’s operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company’s operating results to be at risk to changing customer buying patterns.  If sales levels in a particular period do not meet the Company’s expectations, operating results for that period may be materially and adversely affected.

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

Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is possible that they may ultimately differ materially from actual results.

The critical accounting policies requiring estimates and assumptions that management believes have the most significant impact on the Company’s consolidated financial statements are:

•                  Accounts receivables reserves

•                  Allowances for excess and obsolete inventory

•                  Valuation of goodwill and long-lived assets

•                  Restructuring costs

•                  Accounting for income taxes

•                  Foreign currency translation

Accounts receivable Reserves and estimated sales returns.  Allowances for doubtful accounts are maintained for estimated losses expected to result from the inability of our customers to make required payments.  Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts.   An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimates related to doubtful accounts.  Provisions for sales returns are made based on historical experience.

Allowances for excess and obsolete inventory.  The estimates of excess and obsolete inventory are based on management’s assumptions about and analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle and market conditions.  If actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required.  In the event management adjusts estimates such as forecasted sales or expected product lifecycles, the value of the Company’s inventory may become understated or overstated and recognition of such understatement or overstatement will affect cost of sales in a future period, which could materially affect the Company’s operating results and financial position.

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

Foreign currency translation.  The Company has foreign subsidiaries that together accounted for 31.5 % of the Company’s net revenues and 48.8% of the Company’s assets as of and for the year ended December 31, 2004. In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within the Company’s statement of operations or as a separate part of the Company’s net equity under the caption “cumulative translation adjustment.”

Under relevant accounting guidance, the treatment of these translation gains or losses depends upon management’s determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of the subsidiary upon the parent and the nature of the subsidiary’s operations.

If management deems any subsidiary’s functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in a cumulative translation adjustment. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within the Company’s statement of operations.

If the Company disposes of any of its subsidiaries, any cumulative translation gains or losses would be realized into the Company’s statement of operations. If management determines that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within the Company’s statement of operations.

Based on management’s assessment of the factors discussed above, the Company considers the functional currency of each of its international subsidiaries to be each subsidiary’s local currency. Accordingly, the Company had cumulative translation gains of ($1.0) million that were included as part of accumulated other comprehensive loss within the Company’s balance sheet at December 31, 2004. During the year ended December 31, 2004, the Company included translation adjustments of a gain of approximately ($1.1) million under accumulated other comprehensive income and loss.

If the Company had determined that the functional currency of its subsidiaries was United States dollars, these gains or losses would have decreased or increased the Company’s loss for the year ended December 31, 2004. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacted business as compared to the value of the United States dollar.  These currencies include the British pound, the Canadian dollar and the Australian dollar. Any future translation gains or losses could be significantly higher than those the Company recorded for the year ended December 31, 2004.

New Accounting Pronouncements

Recent Accounting Pronouncements.   In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company believes that implementing SFAS No. 151 should not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  The effect of adopting Statement 123(R)  will decrease the Company’s pretax net income by approximately $400 during 2005.

Results of Operations

The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of net sales.

	Year Ended December 31,
	2002	2003	2004

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	67.8	70.5	72.1

Gross Profit	32.2	29.5	27.9

Selling	10.9	12.4	14.2
General and administrative	13.5	10.1	8.6
Research and development	1.9	2.5	2.3
Restructuring charge	1.4	2.0	(0.7)
Asset impairment charge	2.5	1.6	—
Goodwill impairment charge	1.2	—	—

Income (loss) from operations	0.8	0.9	3.5

Interest income (expense), net	(2.4)	(0.7)	(0.5)

Income (loss) before income taxes	(1.6)	0.2	3.0
Income taxes (benefit)	2.0	0.3	(0.7)
Net income (loss) before minority interest	(3.6)	(0.1)	3.7
Minority interest	—	—	0.2

Net income (loss)	(3.6)%	(0.1)%	3.5%

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks financial results have been consolidated in the Company’s financial statements for the twelve months ended December 31, 2004.  The consolidated results include five months of business activity of Bushman Tanks.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Net Sales.  Net sales increased $23.6 million or 30.8% from $76.5 million in 2003 to $100.1 million in 2004.   The increase was due to the addition of the acquired business and growth in both the core Americas and International segments.

Americas net sales increased $7.6 million or 11.7% from $64.8 million to $72.4 million.  The increase was due to higher sales to a major telephone customer and due to growth in connectivity and metal enclosure sales.  The major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales increased $16.0 million or 136.3% from $11.7 million to $27.7 million.  The increase was primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Verizon of $21.8 million in 2004 represented 21.7% of Company sales in the period.  Sales to Verizon in 2003 were $8.0 million representing 10.5% of the Company sales in the period.  The second largest customer in 2004 was Comcast with sales of $14.6 million representing 14.6% of the total.  Sales to Comcast in 2003 were $20.7 million representing 27.1% of the Company sales in the period.

Gross Profit.  Gross profit increased $5.4 million from $22.6 million in 2003 to $28.0 million in 2004. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment decreased due to higher raw material costs for plastic and steel.  Gross profit dollars in the International segment increased due to the addition of the acquired company and the closure of a manufacturing facility in the United Kingdom.  The closure of the United Kingdom facility lowered the overhead cost structure of International operations primarily due to the elimination of facility lease costs, middle management and indirect support costs.

As a percentage of net sales, gross profit decreased from 29.5% in 2003 to 27.9% in 2004.  The decline is due primarily to increased raw material costs for plastic and steel in the Americas segment.  Gross profit as a percentage of net sales increased in the international segment due to the addition of the acquired company which has a higher gross profit percentage than the other Channell businesses and savings associated with the closure of the manufacturing facility in the United Kingdom.

Selling.  Selling expenses increased $4.8 million or 50.9% from $9.5 million in 2003 to $14.3 million in 2004.  The increase is due to the addition of selling expenses of the acquired company and higher commissions and freight costs as a result of the increased sales level.  The freight cost increase is also due to an increase in full truckload shipments to customers in which the Company pays the freight cost.

As a percentage of net sales, selling expense increased from 12.4% in the 2003 period to 14.3% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to the freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses increased $0.9 million or 11.3% from $7.7 million in 2003 to $8.6 million in 2004.   The increase is due to the addition of the acquired company partially offset by lower general and administrative expense in the Americas segment.  In December of 2004 the Company sold its receivable owed from Adelphia at a discount for $1.4 million.  The receivable had previously been written off and thus the $1.4 million proceeds were recorded as a reduction to general and administrative expenses in the Americas segment in 2004.  Partially offsetting this credit to expense in the fourth quarter of 2004 were additional accruals and charges for management incentive bonus $0.5 million, state sales tax $0.4 million, expenses to evaluate an acquisition candidate that the Company decided not to further pursue $0.2 million and audit and consulting fees mostly related to the worthless stock deduction associated with the United Kingdom operations and costs associated with review and modification of internal controls in response to the disclosure requirements of the Sarbanes Oxley Act $0.1 million.

As a percentage of net sales, general and administrative expenses decreased from 10.1% in the 2003 period to 8.6% in the 2004 period.  The decrease is due to the lower costs in the Americas segment as well as the increased sales level without a corresponding increase in general and administrative costs.

Research and Development.  Research and development expenses increased $0.4 million or 22.8% from $1.9 million in 2003 to $2.3 million in 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for both telephone and cable customers.

As a percentage of net sales, research and development expenses decreased from 2.5% to 2.3% due to the addition of the acquired company which has a lower level of research and development spending as compared to the other Channell businesses.

Restructuring charge.  Restructuring charges of ($0.7) million in 2004 compare to $1.6 million in 2003.

In 2003, the Company evaluated International operations to improve profitability.  A plan was developed to close a manufacturing facility in International operations by mid-year 2004.  Additional restructuring charges of $1.6 million were recorded in the fourth quarter of 2003 for employee severance and facility closure cost.

In 2004, a credit to restructuring charge of ($0.7) million was recorded primarily due to the subletting of a vacated facility in the United Kingdom at a cost less than previously estimated by management.

Impairment of Fixed Assets.  In 2003, an asset impairment charge of $1.2 million was recorded for production equipment in International operations as part of the closure of a manufacturing facility.  There was no impairment of fixed assets in 2004.

Income from Operations.  As a result of the items discussed above, income from operations increased $2.8 million or 398.4% from $0.7 million in 2003 to $3.5 million in 2004.  Operating margin as a percent of sales increased from 0.9% to 3.5%.

Interest Expense, Net.  Net interest expense decreased from $0.6 million in 2003 to $0.5 million in 2004.  The decrease was attributable to lower amortization of prepaid bank origination fees in 2004.  Total debt and interest expense increased in August due to the acquisition of Bushman Tanks.

Income Taxes.  Income tax expense decreased from $0.2 million in 2003 to ($0.7) million in 2004.  The effective tax rate of 168.3% in 2003 compares to (22.7%) in 2004. The decline is due to an ordinary worthless stock deduction in 2004 offset by an increase in the valuation allowance.  The worthless stock deduction is associated with the United Kingdom operations.  As a result of the decision to close the manufacturing facility in the United Kingdom, an independent party was commissioned to appraise the value of the legal entity.  The appraisal concluded that the entity was financially insolvent.  Being insolvent, the entity therefore met the requirements for a worthless stock deduction.

Comparison of Year Ended December 31, 2003 with Year Ended December 31, 2002

The Company implemented actions in 2002 and 2003 to restructure the Company due to decreased demand in the telecommunications industry.  These actions resulted in a lower cost structure, a return to a positive income from operations, lower debt and an increase in the Company’s cash balance.   Shown below are the sales, income from operations, loss per share, debt and cash balance for 2001, 2002 and 2003:

	Year Ended December 31,
	2001	2002	2003
	(amounts in million, except loss per share)
Net Sales	$88.7	$84.8	$76.5

Income (loss) from operations	$(29.5)	$0.7	$0.7

Loss per share	$(2.78)	$(0.34)	$(0.01)

Total debt as of December 31 (loans, capital leases and mortgage)	$36.8	$6.5	$3.9

Cash and cash equivalents	$8.8	$3.2	$9.5

In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.  A plan was developed to close a manufacturing facility in International operations by mid-year 2004.  Additional non-recurring charges were recorded in 2003 as a result of these actions including employee severance benefits, inventory reserves, impairment of assets and facility closure cost.  The facility closure cost charge is a revision to restructuring costs recorded in the third quarter of 2001 and the fourth quarter of 2002.  The revision is due to a change in the estimated sublease income from vacated facilities based on management’s latest estimate.

Net Sales.  Net sales decreased $8.3 million or 9.7% from $84.8 million in 2002 to $76.5 million in 2003.  The decrease resulted from a slowdown in equipment purchases by telecommunications service providers in both the Americas and International operations.

Americas net sales decreased $5.2 million or 7.4% from $70.0 million to $64.8 million.  In 2003, two major broadband operators reduced purchases compared to 2002.  One customer reduced purchases as a result of substantially completing its network upgrade program.  The second customer reduced purchases in the first half of 2003 due to deterioration in its financial condition and the need to reduce spending.  The second customer resumed purchases at a higher level in the second half of 2003.  The declines from broadband customers were partially offset by a 16.6% increase in sales from the Company’s largest telephone customer, Verizon.  In addition, the Americas segment sold $1.5 million of slow moving inventory in 2002 as part of the Company’s debt reduction program which also contributed to the period over period sales decline.  There were no material sales of slow moving inventory in 2003.

International net sales decreased $3.1 million or 20.8% from $14.8 million to $11.7 million.  The decrease in International sales was due to generally depressed industry conditions and lower sales of products discontinued as part of the Company’s restructuring program.

Sales to Comcast of $20.7 million in 2003 represented 27.1% of Company sales in the period.  Comcast acquired AT&T’s broadband business in the fourth quarter of 2002 thereby increasing its purchases from the Company. The second largest customer in 2003 was Verizon with sales of $8.0 million representing 10.5% of the total.  Sales to AT&T of $20.2 million in 2002 represented 23.8% of Company sales for the period. Combined AT&T and Comcast sales for the 2002 period were $23.7 million or 28.0% of the Company’s sales in the period.  Sales to Time Warner of $8.3 million in 2002 represented 9.8% of Company sales.

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

Liquidity and Capital Resources

Cash and cash equivalents on December 31, 2004 were $5.5 million, a decrease of $4.1 million from the December 31, 2003 balance of $9.5 million.  The decrease was due to cash used for the acquisition of the Bushman Tanks business partially offset by cash generated from on going operations and a decrease in working capital primarily due to a larger accounts payable balance.

Net cash used by investing activities was ($20.7) million in 2004 as compared to net cash provided by investing activities of $1.2 million in 2003.  In the 2004 period, the Company acquired the Bushman Tanks business.  Capital expenditures for property and equipment were higher in the 2004 period due to equipment required to refacilitate manufacturing facilities in the Americas as part of the transfer of operations previously performed in Europe.  In the 2003 period, the Company sold a building in the U.K. for $2.2 million.

Net cash provided by financing activities in 2004 was $8.3 million compared to net cash used of ($2.7) million in 2003.  In the 2004 period, the Company acquired the Bushman Tank business and financed the purchase with a term loan from The National Australia Bank Ltd. and equity provided by ANZ Private Equity.  In the 2003 period, the Company repaid debt.

Accounts receivable increased from $10.1 million at December 31, 2003 to $13.9 million at December 31, 2004 primarily to due the addition of the acquired company and the higher level of sales.  In terms of days sales outstanding, accounts receivable decreased from 44 days at December 31, 2003 to 37 days at December 31, 2004.

Inventories increased from $8.9 million at December 31, 2003, to $14.2 million at December 31, 2004.  The increase is due to the addition of the acquired company and due to additional inventory necessary to meet the higher sales demand.  Days inventory on hand decreased from 55 days at December 31, 2003 to 52 days at December 31, 2004.

Accounts payable increased from $5.1 million at December 31, 2003 to $16.1 million at December 31, 2004.  Days payables increased from 32 days to 59 days, respectively.  The increase is due to the addition of the acquired company in the consolidated financial statements, a higher percentage of product being purchased versus produced in house, higher inventory purchases to meet sales demand and the extension of vendor payment terms.

The Company and its subsidiaries have entered into the following financing arrangements:

1.                    On September 25, 2002, the Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States. The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay in full the prior Credit Agreement.  The three-year term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At December 31, 2004, the outstanding balance of the term loan was $2.8 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at December 31, 2004 was 4.41%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio financial covenant among others.  The Company was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

2.               In July 2004, a subsidiary of the Company located in Australia, Channell Pty Ltd., entered into a one-year Loan and Security Agreement with a commercial bank in Australia.  The Loan and Security Agreement contains a revolver line of credit for working capital needs.  The agreement is reviewed annually with the bank for yearly renewals.  At December 31, 2004 the outstanding balance of the facility was $0.2 million.

Under the Loan and Security Agreement, the balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate at December 31, 2004 was 6.75%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on Channell Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate and sell assets except in the ordinary course of business.  Channell Pty Ltd. is also required to comply with an interest coverage ratio.  Channell Pty Ltd. was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

3.               On August 2, 2004, a subsidiary of the Company, Channell Bushman Pty Ltd., entered into a five-year Loan and Security Agreement with a commercial bank in Australia.  Channell Bushman Pty Ltd. is the holding company established to acquire the Bushman Tanks business.  The Loan and Security Agreement’s initial term loan balance of $5.8 million was used as part of the consideration paid to acquire the Bushman Tanks business.  The five-year term loan is repayable in quarterly payments based on a five-year amortization schedule.  The loan and security agreement also includes a revolving credit facility, reviewed annually, for working capital needs in the amount of $1.4 million, a capital expenditure line of credit in the amount of $4.2 million and a $1.2 million facility to fund future “earn out” payments to the seller if the Bushman Tanks business achieves specified performance targets in 2005 and 2006.  The Loan and Security Agreement is guaranteed by Channell Pty Ltd., a subsidiary of the Company in Australia.  At December 31, 2004, the outstanding balance of the term loan was $5.6 million and $0.0 million on the revolving line of credit.  There were no advances on either the capital expenditure line of credit or the earn line credit facility.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at December 31, 2004 was 5.75%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd. is also required to comply with a Debt/EBIT ratio, capital adequacy ratio, debit service coverage ratio and interest coverage ratio.  Channell Bushman Pty Ltd. was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

4.               On August 2, 2004, the Company and Channell Bushman Pty Ltd. entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman Pty Ltd.  As part of the agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman Pty Ltd. with the Company appointing the remaining three members.  The agreement specifies that certain actions taken by the Board of Directors require unanimous approval, among other things, a proposal to sell all or substantially all of the assets of Channell Bushman Pty Ltd., material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

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

Contractual obligations, consisting principally of payment for noncancellable operating lease obligations, long term debt and capital leases.  Future payments required under these contractual obligations have been summarized in the notes to the Consolidated Financial Statements as follows: (i) lease commitments –Note M, (ii) long term debt – Note F, and (iii) capital lease obligations – Note G.

The Company believes that cash flow from operations should be sufficient to fund the Company’s capital expenditure and working capital requirements through 2005.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2004:

(amounts in thousands)	2005	2006 to 2007	2007 to 2008	2009 and Thereafter	Total
Contractual Obligations
Long Term Debt (1)	$5,334	$2,873	$1,998	$—	$10,205
Capital Lease Obligations	36	104	—	—	140
Operating Lease Obligations (2)	2,676	2,165	2,147	1,912	8,900
Employment Contracts (3)	796	1,512	683	—	2,991
Purchase Obligations (4)	12,370	—	—	—	12,370
	$21,212	$6,654	$4,828	$1,912	$34,606

(1)   The Company entered into a three-year Loan and Security Agreement which includes a term loan and revolver line of credit with an asset-based lender in the United States on September 25, 2002.  The Company entered into a one-year Loan and Security Agreement which includes a revolver line of credit with a commercial bank in Australia in July 2004.  The Company also entered into a five-year Loan and Security Agreement which includes a term loan and revolver line of credit with a commercial bank in Australia in August 2004. See Note F to the Consolidated Financial Statements.

(2)   The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012.  See Note M to the Consolidated Financial Statements.

(3)   The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s base salary is $745,616 per year effective July 2004, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased based on the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

(4)   The Company believes it has adequate sources of supply for the raw materials used in its manufacturing processes and it attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.  Most plastic resins are purchased under annual or multi-year pricing agreements to stabilize costs and improve supplier delivery performance.  The Company is not contractually obligated to purchase product over the life of these agreements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, as discussed in Note L to the Consolidated Financial Statements, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $0.8 million in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2004, the outstanding loan balance subject to the guarantee totaled $0.6 million.

Forward-Looking Statements and Risk Factors

Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the risk factors discussed below.

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

Importance of New Product Development to Growth.  A significant factor in the Company’s ability to grow and remain competitive will be its ability to anticipate changes in technology, industry standards and customer preferences, and to successfully develop and introduce new products on a timely basis.  New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment.  Trends toward consolidation of the communications industry and convergence of technologies may require the Company to quickly adapt to rapidly changing market conditions and customer requirements.  Trends in consumer preferences in Australia for the aesthetic design of water storage tanks may require the Company to redesign or develop new water tanks and accessory products.

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

Concentration of Customers.  The telecommunications industry is the largest industry the Company operates in and is highly concentrated. A relatively small number of customers account for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers accounted for 57.7% and 48.7% of the Company’s total net sales in 2003 and 2004, respectively.  Verizon accounted for 21.7% of the Company’s total net sales in 2004 and 10.5% of the Company’s net sales in 2003.  Comcast accounted for 14.6% of the Company’s total net sales in 2004 and 27.1% of the Company’s net sales in 2003.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company’s customer base but also from time to time delay customers’ capital expenditures as newly merged service providers consolidate operations.  In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected.

Dependence on the Telecommunications Industry.  Although the Company has recently diversified a portion of its business with the acquisition of Bushman Tanks, a manufacturer of water storage tanks, the Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales.  Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, the Company’s sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology.  While the industry generally experienced above average growth in the late 1990’s, since 2001 the telecommunications equipment industry has been materially adversely affected by service providers’ reductions of their capital expenditures.

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

Limited Backlog.  The Company’s customers typically require prompt shipment of the Company’s products within a narrow timeframe.  As a result, the Company has historically operated with a relatively small backlog.  Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter.  Further, the Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company’s products.  These factors, when combined with the Company’s operating leverage (see “Operating Leverage” below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, may place the Company’s operating results at risk to changing customer buying patterns.  If sales levels in a particular period do not coincide with the Company’s expectations, operating results for that period may be materially and adversely affected.

Price Fluctuations of Raw Materials; Availability of Complementary Products.  The Company’s cost of sales may be materially affected by increases in the market prices of the raw materials, including resins, used in the Company’s manufacturing processes.  The Company does not engage in hedging transactions for such materials, although it periodically enters into purchase agreements for certain raw materials for as much as one year or more.  There can be no assurance that price increases in raw materials can be passed on to the Company’s customers through increases in product prices.  In addition, in order to position itself as a full-line product supplier, the Company relies on certain manufacturers to supply products, including grade level boxes that complement the products manufactured by the Company.  Although the Company believes there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of the Company’s own products.

Energy Costs and Availability.  The Company’s cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in the Company’s manufacturing processes. California is the site of the Company’s largest manufacturing operation.  The energy costs of California manufacturing firms may increase.  There exists the possibility of interruption(s) in the supply of energy to California’s manufacturing firms.  There can be no assurance that the Company’s energy costs can be passed on to the Company’s customers through increases in product prices.  Further, disruptions or delays in the supply of electricity, natural gas and water to the Company could have a material adverse effect on sales of the Company’s products.

Acquisitions and Failure to Integrate Acquired Businesses.  In the event of any acquisition by the Company, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage any such acquired businesses or successfully integrate such acquired businesses into the Company without substantial costs, delays or other problems.  Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on the Company’s reported financial condition or results of operations, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company acquired Bushman Tanks in August 2004.  The successful integration of this business into Channell requires among other things the retention of key personnel, the implementation of the Oracle information system used by all Channell businesses, the implementation of financial accounting and internal controls required by all U.S. publicly owned corporations, the time and attention of Channell executive management, the integration of management styles and culture as well as the hiring of people necessary to implement the aforementioned items and to expand the business

In addition, there can be no assurance that any businesses acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company’s investment therein or that the Company will realize the synergies expected from such acquisitions.

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

Seasonality and Fluctuations in Operating Results.  The Company’s business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of the Company’s telecommunications products.  In addition, first quarter sales may also reflect telecommunication customer delays in implementation of their annual capital expenditure plans.  The water storage tank business in Australia is traditionally slow during the fourth quarter due to holidays and restrictions on the number of days in which large trucks can utilize major roads to deliver water storage tanks to customers.  The Company’s operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from and shipments to major customers, the timing of new product introductions and deployment as well as the availability of products by the Company or its competitors, weather conditions in Australia which may affect the sales of water storage tanks as a large percentage of sales occur at outdoor agricultural farm fairs, the overall level of capital expenditures by broadband operators and telephone companies, market acceptance of new and enhanced versions of the Company’s products, variations in the mix of products the Company sells, and the availability and costs of raw materials.

Risks Associated with International Operations.  International sales, including export sales from U.S. operations, accounted for 23.8%, 21.2% and 33.9% of the Company’s net sales in 2002, 2003 and 2004, respectively.  The percentage of international sales to total Company sales has increased with the acquisition of the Bushman Tanks business.  Due to its international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  The Company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with its International operations.  There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on the Company’s business.

Competition.  The industries in which the Company operates are highly competitive.  The level and intensity of competition may increase in the future.  The Company’s competitors in the telecommunications industry include companies that are much larger than the Company, such as Tyco, 3M, Marconi, Arris and Corning.  The Company’s business strategy includes increased focus on telephone connectivity.  There can be no assurance that the Company will be able to compete successfully against its competitors, most of whom have access to greater financial resources than the Company.  The Company’s competitors in the Australian water storage tank business includes Nylex which is much larger than the Company as well as smaller companies that have market position in specific geographic regions.  There can be no assurances that the Company will be able to successfully compete against these competitors or increase its sales by obtaining a higher market share.

Disruptions at the Company’s Manufacturing Facility; Lease with Related Party.  The majority of the Company’s manufacturing operations are currently located at the Company’s facilities in Temecula, California, which also includes the Company’s principal warehouse and corporate office operations.  The Company’s success depends in large part on the orderly operation of these facilities.  Because the Company’s manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect its business and results of operations.  The Company maintains property insurance on this facility as well as business interruption insurance.

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

The Company currently leases four facilities in Australia from the former owners of Bushman Tanks.  Although the Company believes these leases are in total in excess of fair market value by $27,000 per year, the Company does not believe that amount is significant compared to total manufacturing costs and thus does not place it in a competitive disadvantage. Although the Company also has renewal options through the year 2015 under these leases, there can be no assurance that the Company and then former owners will be able to agree on additional renewal terms for the properties currently leased by the Company.  The failure of the Company to renew the leases would require the Company to relocate its existing facilities, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Changing Regulatory Environment.  The communications industry is subject to regulation in the United States and other countries.  Federal and state agencies regulate most of the Company’s domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect the Company’s business.  Government regulation in Australia has increased demand for water storage tanks through the offering of rebates to those whom purchase water tanks and by requiring the installation of water storage tanks or other water conservation products in new homes built in selected regions.  There can be no assurances that these regulations will remain in affect.  A lessening of these regulations most likely would lead to lower demand for water storage products and thus negatively affect the Company’s sales.

Uncertain Ability to Manage Industry Volatility.  The Company’s business has required and is expected to continue to require significant Company resources in terms of personnel, management and other infrastructure.  The Company’s ability to manage effectively the volatility of the telecommunications industry requires it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

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

Weather Matters.  The Company business may be affected by adverse changes in weather patterns in Australia that may affect the demand for water storage tanks.  Australia is currently experiencing a severe water shortage due to less rainfall, inadequate national infrastructure to store water for use during drought periods and the growth in population in non urban areas.  A change in the weather pattern which provides additional rainfall and lessens the affect of the drought could have a negative impact on the demand for water storage tanks.

Selected Quarterly Financial Data

Set forth below is certain unaudited quarterly financial information. (See also Note P to the Consolidated Financial Statements included elsewhere herein.)  The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Financial Statements.

	December 31,2003				December 31,2004
	(amounts in thousands)				(amounts in thousands)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$16,218	$20,285	$19,434	$20,600	$17,720	$21,303	$27,615	$33,496
Gross profit	4,482	6,449	5,515	6,131	5,344	5,928	7,896	8,815
Income (loss) from operations	(67)	1,838	712	(1,786)	151	930	1,784	609
Income (loss) before income taxes	(188)	1,699	534	(1,919)	90	841	1,614	440

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s market risk sensitivity instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company and described below are held for purposes other than trading.

Market Risk

The Company and its subsidiaries have entered into three financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States.  The agreement contains a term loan and a revolver line of credit.  In July 2004, the Company entered into a one-year Loan and Security Agreement which contains a revolver line of credit with a commercial bank in Australia.  In August 2004, the Company entered into a five-year Loan and Security Agreement which contains a term loan and revolver line of credit with a commercial bank in Australia.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facility exposes operations to changes in short-term interest rates since the interest rates on the credit facility are variable.

If the variable rates on the Company’s loan and security agreements were to increase by 1% from the rate at December 31, 2004, and if the Company had borrowed during all of fiscal 2004 the maximum amount (approximately $39 million) at any time in 2004 under its credit facility at the increased interest rate, the Company’s interest expense would have increased, and net income would have decreased by $0.2 million.  A marginal income tax rate of 38.0% was used in this analysis.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended
December 31, 2002, December 31, 2003, and December 31, 2004
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002,
December 31, 2003, and December 31, 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2002,
December 31, 2003, and December 31, 2004
Notes to Consolidated Financial Statements

Financial statement schedules are as follows:

Schedule II - Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants or disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the period covered by this report.

Item 9A.  Controls and Procedures

Based on their evaluation as of December 31, 2004 (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

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

The Bushman Tanks business was acquired in August of 2004.  The Company has implemented a number of actions to ensure the accuracy of financial reporting and adequacy of internal controls.  These actions include a review of the Bushman Tanks accounting operations and systems during the acquisition due diligence, an audit of the Bushman Tanks financial records for the twelve months ended June 30, 2004, the hiring of a Finance Director for the Australia/Asia region of Channell which includes Bushman Tanks, the hiring of an independent accounting firm to assist with the preparation of financial statements for each of the five months from August to December 2004, and the monthly review of Bushman Tanks financial statements by the Company’s Chief Financial Officer. The Company initiated a project in December of 2004 to implement in Bushman Tanks the Oracle information system used in all of Channell operations and to transfer the accounting operations to its Sydney finance and accounting staff.

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

The Company initiated a project in December 2004 to review its internal control structure in relation to the requirements of the Sarbanes Oxley Act.   The Company hired an independent consulting firm experienced in these requirements to assist in its efforts.  The Company has identified a number of areas where segregation of duties and evidence of review procedures will need to be changed.  In addition, the procedures of Bushman Tanks are mostly manual.  The Company’s Oracle information system is being implemented in Bushman Tanks in 2005, with the financial modules being the initial task.  It is anticipated that several remediation steps will be implemented to improve Bushman Tanks’ internal controls.

Item 9B.  Other Information

There were no events required to be reported on Form 8-K during the fourth quarter of 2004 that were not so reported.

PART III

Item 10.  Executive Officers and Directors of the Registrant

The following table sets forth information with respect to the Company’s executive officers and directors and their ages as of March 4, 2005.

Name	Age	Positions

William H. Channell, Sr.	77	Chairman of the Board and Director

William H. Channell, Jr.	47	President, Chief Executive Officer and Director

Jacqueline M. Channell	73	Secretary and Director

David Iannini(1) (2)	45	Director

Guy Marge(1) (2)	61	Director

Dana Brenner(1)	62	Director

Stephen Gill (2)	62	Director

Edward J. Burke	49	Vice President, Corporate Engineering

Timothy Hankinson	52	Managing Director, International

John B. Kaiser	53	Vice President, North American Sales

Scott Kiefer	45	Corporate Controller and Interim Chief Financial Officer

Andrew M. Zogby	44	Vice President, Corporate Marketing

(1)   Audit Committee Member

(2)   Compensation Committee Member

The Company’s Board of Directors was comprised of seven members at March 4, 2005.  The directors of the Company are staggered into three classes, with the directors in a single class elected at each annual meeting of stockholders to serve for a term of three years or until their successors have been elected and qualified. The authorized number of members of the Board of Directors is currently seven. The executive officers of the Company serve at the pleasure of the Board of Directors.

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

Jacqueline M. Channell is Secretary and has been a Director since 1966 except for approximately three months in 2001. She is a co-trustee of the Channell Family Trust, which is a principal stockholder of the Company, and is the wife of William H. Channell, Sr. and the mother of William H. Channell, Jr.  Mrs. Channell’s term as a Director expires in 2006.

Guy Marge became a Director of the Company in August, 2002.  Mr. Marge is President and Chief Executive Officer of Western Brass Industries, Inc. and Storm Industries, Inc.  From 1988 to 2001, Mr. Marge was Chief Executive Officer of the Milhous Group, Inc., a manufacturer of plastic, metal-formed and pre-cast concrete products.  From 1978 to 1988, Mr. Marge held executive management positions with Kearney-National, Inc., The United Groups, Inc., and Uniroyal Technology Corporation.  Mr. Marge’s term as a Director expires in 2007.

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

David Iannini became a Director of the Company in May, 2004.  Mr. Iannini is President of MAR & Associates. MAR & Associates provides strategic and investment banking services to public and private companies. Mr. Iannini served as Chief Financial Officer of YP.Net, Inc., from 2002 to 2004.  From 1999 to 2002, Mr. Iannini was Treasurer and Vice President of Corporate Development of Viad Corp.  Mr. Iannini was an investment banker primarily with Salomon Brothers from 1986 to 1999. Mr. Iannini’s term as a director expires in 2007.

Stephen Gill became a Director of the Company in May, 2004.  Mr. Gill has spent 35 years in the aerospace composites manufacturing industry with M.C. Gill Corporation, serving as President and CEO from 1991 to 2001.  Mr. Gill has also served on the boards of M. C. Gill Corp, Spaulding Composites and SIR Worldwide, Inc.  Mr. Gill’s term as a director expires in 2007.

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

Scott Kiefer has been the Company’s Corporate Controller since 2002 and was named interim Chief Financial Officer in February of 2005.  Mr. Kiefer joined the Company as Manager of Cost Accounting in 2001.  From 2000 to 2001 Mr. Kiefer was Chief Accounting Officer of Imaging Technologies Corporation.  From 1996 to 2000, Mr. Kiefer was U.S. Controller for Flowserve.  From 1992 to 1996 Mr. Kiefer was North American Finance Manager for Flowserve.  He has over 20 years of financial, accounting and management experience.

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

Compensation of Directors

Directors who are also officers of the Company (except as indicated below) receive no additional compensation for their services as directors.  Prior to 2003, the Company’s non-management directors received compensation consisting of an annual retainer fee of $25,000 plus $1,000 for attendance at any meeting of the Board of Directors or any committee thereof, plus direct out-of-pocket costs related to such attendance.  Effective January 2003, the fee for committee meetings was reduced to $500.  In November 2004, the Board of Directors approved increasing the annual retainer fee to $50,000 for the Chair of the Audit Committee and to $30,000 for non-Chair members of the Audit Committee.  These increases are effective January 2005.  The Board of Directors also approved an additional payment of $10,000 to the Chair of Audit Committee for 2004.   Mrs. Channell also receives non-management director retainer and attendance fees. In addition, pursuant to the Company’s 1996 Incentive Stock Plan (as described below), each non-management director (including Mrs. Channell) received options to acquire 1,000 shares of the Company’s Common Stock with an exercise price equal to $11.00 per share,  and on the date of each of the Company’s annual stockholder meetings after the initial public offering, each non-management director (including non-executive officers who serve as directors) serving on the Board of Directors immediately following such meeting are to receive options to acquire an additional 1,000 shares of the Company’s Common Stock with an exercise price equal to the market value of the Common Stock on the date such options are granted. These options will become exercisable at a rate of 33 1/3% per year commencing on the first anniversary of the date of issuance and will have a term of 10 years.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Dana Brenner qualifies as a “financial expert” within the meaning of SEC rules.  Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California.  Mr. Brenner has over 35 years of public accounting experience with companies in various industries, including manufacturing, construction, real estate, mortgage banking and credit unions. Mr. Brenner is independent as defined by SEC and NASD rules.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics has been filed as Exhibit 14 to the 2003 Annual Report on Form 10-K.  If the Company makes substantive amendments to this Code of Ethics or grants any waiver, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on its web site within five days of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Information required by Item 405 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement relating to its 2004 annual meeting of stockholders.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation of the Company’s Chief Executive Officer and the four additional most highly compensated executive officers for the years ended December 31, 2002, 2003 and 2004 (collectively, the “Named Officers”).

Name and Positions		Annual Compensation			Other Annual Compensation	Restricted Stock Awards	Underlying Options/		LTIP Payouts	All Other Compensation
Held with the Company	Years	Salary ($)	Bonus ($)		($)(1)	($)	SARs(#)		($)	($)

William H. Channell, Jr.	2004	730,603	1,060,000	(7)	—	—	150,000		—	20,858	(5)
President and Chief	2003	656,109	261,206		—	—	1,267,800	(6)	—	23,260	(5)
Executive Officer	2002	508,300	447,500	(2)	—	—	—		—	20,916	(5)

Thomas Liguori (8)	2004	221,379	88,950		—	—	—			19,517	(3)
Chief Financial Officer	2003	197,925	80,340		—	—	50,000		—	18,638	(3)
	2002	185,250	60,060		—	—	—		—	8,079	(9)

John B. Kaiser	2004	172,359	55,443		—	—	—			21,244	(4)
Vice President,	2003	161,200	66,960		—	—	145,270	(6)	—	19,498	(4)
North American Sales	2002	147,250	47,740		—	—	—		—	3,996	(5)

Andrew M. Zogby	2004	190,501	75,126		—	—	—			20,535	(4)
Vice President,	2003	179,777	21,100		—	—	150,060	(6)	—	18,959	(4)
Corporate Marketing	2002	164,305	53,269		—	—	—		—	2,546	(5)

Edward J. Burke	2004	171,247	70,000		—	—	—			17,392	(4)
Vice President,	2003	148,412	60,242		—	—	148,550	(6)	—	16,371	(4)
Corporate Engineering	2002	138,908	45,035		—	—	—		—	749	(10)

(1)   For each individual named, compensation excludes perquisites and other personal benefits that did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual.

(2)   The bonus of William H. Channell, Jr. shown in 2002 is based on Company performance in 2001 and 2002.

(3)   Company contributions to the 401(k) Plan and Company paid auto lease.

(4)   Company paid premiums for life insurance, Company contributions to the 401(k) Plan and Company paid auto lease.

(5)   Company paid premiums for life insurance and Company paid auto lease.

(6)   In February, 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired March 20, 2003.  Outstanding options were cancelled for those employees and non-employee directors who tendered their shares.  On September 24, 2003 new options were exchanged for the options cancelled in March, 2003.  Included in the 2003 Underlying Options/SARs (#) are new options that were exchanged:  Mr. Channell, Jr.: 596,400; Mr. Kaiser: 95,270; Mr. Zogby: 100,060; and Mr. Burke: 98,550.

(7)   Includes $0.5 million accrued bonus for estimated long term incentive plan.  Payment based on the increase in the Company’s market capitalization.  The $0.5 million is earned in 2004 with payment expected in 2005.

(8)   Mr. Liguori resigned as Chief Financial Officer in February, 2005.

(9)   Company paid auto lease.

(10) Company paid life insurance.

1996 Incentive Stock Plan

The Company’s 1996 Incentive Stock Plan (the “1996 Stock Plan”) currently permits the granting to the Company’s key employees, Directors and other service providers of (i) options to purchase shares of the Company’s Common Stock and (ii) shares of the Company’s Common Stock that are subject to certain vesting and other restrictions (“Restricted Stock”).  Initially, a maximum of 750,000 shares of Common Stock were reserved for issuance under the 1996 Stock Plan.  In 1999, the 1996 Stock Plan was amended to allow a maximum of 1,500,000 shares to be issued under the 1996 Stock Plan.

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

All options granted under the 1996 Stock Plan are non-transferable and exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option’s grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Options under the 1996 Stock Plan may be designated as “incentive stock options” for federal income tax purposes or as options which are not qualified for such treatment, or “non-qualified stock options”.  In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the stock on the date the option is granted. The exercise price of a non-qualified option need not be equal to the fair market value of the stock at the date of grant, but may be granted with any exercise price which is not less than 85% of the fair market value at the time the option is granted, as the Compensation Committee may determine. The aggregate fair market value (determined at the time the options are granted) of the shares covered by incentive stock options granted to any employee under the 1996 Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

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

Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange.  The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued.  The exercise price of the new options was equal to the closing sale price of the Company’s common stock as reported on the Nasdaq National Market on the grant date of the new options.

2003 Incentive Stock Plan

The Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”) currently permits the granting of (i) incentive stock options to purchase shares of the Company’s Common Stock to employees of the Company and the Company’s subsidiaries and (ii) nonqualified stock options to purchase shares of the Company’s Common Stock to employees, Directors and consultants of the Company and the Company’s subsidiaries.  The 2003 Stock Plan also permits the granting of shares of the Company’s Common Stock (“Stock Awards”) that are subject to vesting restrictions based on continued employment or attainment of performance goals (“Restricted Stock”) to employees, Directors and consultants of the Company and the Company’s subsidiaries.  Incentive stock options and nonqualified stock options are granted subject to the terms of a stock option agreement entered into between the participant and the Company.  A maximum of 3,100,000 shares of Company Common Stock are reserved for issuance under the 2003 Stock Plan.

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

Options granted under the 2003 Stock Plan are non-transferable other than by will or by the laws of descent or distribution and exercisable, during the lifetime of the participant, only by the participant at times and under conditions determined by the Compensation Committee.  Each option granted has a term specified in the stock option agreement, but all options expire no later than ten years from the date of grant.  Options under the 2003 Stock Plan may be designated as “incentive stock options” for federal income tax purposes or as “nonqualified stock options.”  In the case of incentive stock options, the exercise price must be at least equal to the fair market value of the share of Company Common Stock on the date the option is granted.  The exercise price of a nonqualified stock option need not be equal to the fair market value of the share of Company Common Stock on the date of grant, but may be granted, at the discretion of the Compensation Committee, at any exercise price which is not less than 85% of the fair market value at the time the option is granted.  The aggregate fair market value (determined at the time the options are granted) of the shares of Company Common Stock covered by incentive stock options granted to any employee under the 2003 Stock Plan (or any other plan of the Company) which may become exercisable for the first time in any one calendar year may not exceed $100,000.

Upon exercise of an option, the purchase price must generally be paid in full in cash or by cashiers check.  However, at the discretion of the Compensation Committee, the terms of a stock option agreement may permit payment of the purchase price by means of (i) delivery of shares of Common Stock already owned by the participant (valued at fair market value as of the date of exercise), (ii) to the extent permitted by applicable law, delivery of a promissory note secured by the shares issued, (iii) delivery of a portion of the shares issuable upon exercise (i.e., exercise for the “spread” on the option payable in shares), or (iv) any combination of the foregoing or any other means permitted by the Compensation Committee.

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

In the event of a merger, reorganization or sale of substantially all of the assets of the Company, the Compensation Committee, may, in its discretion, do one or more of the following: (i) shorten the period during which options are exercisable, (ii) accelerate any vesting schedule to which an option or Stock Award is subject; (iii) arrange to have the surviving or successor entity assume the Stock Awards and the options or grant replacement options or (iv) cancel options or Stock Awards upon payment to the participants in cash, with respect to each option or Stock Award to the extent then exercisable or vested, of an amount that is equal to the excess of the fair market value of the Company’s Common Stock (at the effective time of the merger, reorganization, sale or other event) over (in the case of options) the exercise price of the option.

The Board of Directors may at any time amend, alter or suspend or terminate the 2003 Stock Plan.  No amendment, alteration or suspension or termination of the 2003 Stock Plan may impair the rights of a participant, unless mutually agreed to by the Company and the participant.

Options/SAR Grants Table

The following table sets forth the stock options granted to the Named Officers for the year ended December 31, 2004.

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year 2004	Exercise On Base Price ($/Sh)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation of Option Term (1)
					5%	10%
William H. Channell, Jr.	150,000	71%	$4.81	November 2014	$453,747	$1,149,885

(1)   The calculation of potential realizable value assumes annual growth rates for each of the grants shown over their 10-year option term.  For example, a $4.81 per share price with a 5% annual growth rate results in a stock price of $7.83 per share and a 10% rate results in a stock price of $12.48 per share.  Actual gains, if any, on exercised stock options are dependent on the future performance of the stock.

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2004 Option/SAR Values

The following table sets forth the number and value of outstanding stock options at December 31, 2004.

No options were exercised in 2004.

	Shares Acquired On	Value	Number of Shares Underlying Unexercised Options/SARs at December 31, 2004		Value of Unexercised In-the- Money Options/SARs at December 31, 2004
Name	Exercise	Realized	Exercisable	Unexerciseable	Exercisable	Unexerciseable

William H. Channell, Jr.	0	0	498,801	597,599	$1,826,304	$2,257,096

Thomas Liguori	0	0	85,807	33,333	$254,257	$119,665

John B. Kaiser	0	0	61,937	33,333	$216,780	$116,666

Andrew M. Zogby	0	0	66,727	33,333	$233,545	$116,666

Edward J. Burke	0	0	65,217	33,333	$228,260	$116,666

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

Employment Contracts

The Company in December, 2003 entered into a five-year employment agreement, renewable every five years, with William H. Channell, Jr.   Mr. Channell, Jr.’s annual salary is $745,616 effective July 2004, subject to an annual cost of living adjustment.  Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Additionally, the employment agreement provides for incentive compensation to Mr. Channell, Jr., based upon personal performance objectives and increases in the Company’s market capitalization over a three-year period.  Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers.  In the event that the Company were to terminate Mr. Channell, Jr. without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

The Company amended in December, 2003 the employment agreement with Mr. Channell, Sr. originally entered into in July, 1996.  Mr. Channell, Sr.’s annual salary starting in December, 2003 is $50,000.  Mr. Channell, Sr.’s benefits include (i)  during the term of the agreement, the payment of premiums for a term disability policy providing for $250,000 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company’s senior executive officers,  (iii) during Mr. Channell, Sr.’s lifetime, a portion of the premiums on a $1,500,000 life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (iv) an automobile allowance.

Effective beginning in the Company’s 1996 fiscal year, the Board of Directors adopted the Company’s 1996 Performance-Based Annual Incentive Compensation Plan (the “Incentive Plan”). Eligible participants consist of key employees of the Company. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The amount of awards granted under the Incentive Plan is determined based on an objective computation of the actual performance of the Company relative to pre-established performance goals. Measures of performance may include level of sales, EBITDA, net income, income from operations, earnings per share, return on sales, expense reductions, return on capital, stock appreciation, return on equity, invention, design or development of proprietary products or improvements thereto (patented or otherwise), or sales of such proprietary products or improvements or profitability achieved from sales of proprietary products or improvements. Awards under the Incentive Plan are payable in cash or, at the election of the Compensation Committee, Common Stock of the Company. Mr. William H. Channell, Jr., the Company’s President and Chief Executive Officer, receives a bonus based on the factors above. The bonus was earned and payable based on continued service in subsequent years for fiscal year 2001 and prior.  In 2002, the Compensation Committee changed the bonus to be earned and payable in the current year.  The Compensation Committee may establish a bonus pool from which all awards under the Incentive Plan may be granted as well as individual, non-bonus pool awards.

The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors.  As of March 4, 2005, the members of this Committee included Mr. Guy Marge, as Chairperson, Mr. David Iannini and Mr. Stephen Gill. It is the responsibility of the Committee to review and approve the Company’s executive compensation plans and policies and to monitor these compensation programs in relation to the performance of the particular executive and the overall performance of the Company.

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired on March 20, 2003.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.  On September 24, 2003, a total of 1,324,090 new options were exchanged for options cancelled in March 2003.  (See “Executive Compensation—1996 Incentive Stock Plan”,Item 11.)

The following is a line graph presentation comparing the Company’s cumulative total return from December 31, 1999 to December 31, 2004 with the performance of the NASDAQ market, the S & P Industrials and a similar Industry Index for the same period.

* $100 invested on 12/31/99 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

Copyright © 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.www.researchdatagroup.com/S&P.htm

Board Meetings and Committees

The Board of Directors held 11 meetings during the fiscal year ending December 31, 2004. The Board has two standing committees: the Audit Committee and the Compensation Committee; both established in June 1996.  The Board does not have a Nominating Committee.  The Audit Committee recommends engagement of the Company’s independent accountants, approves the services performed by such accountants and reviews and evaluates the Company’s accounting systems and its system of internal accounting controls.  All members of the Audit Committee are independent as defined by NASD rule 4200(a)(14).  Mr. Brenner is the managing partner of Brenner, Bigler & Associates, an accounting firm with offices in Woodland Hills and Blythe, California.  Mr. Brenner has over 35 years of public accounting experience with companies in various industries, including manufacturing, construction, real estate, mortgage banking and credit unions.    The Board has adopted a written charter for the Audit Committee.  The Compensation Committee makes recommendations to the full Board of Directors regarding levels and types of compensation of the Company’s executive officers and administers the 1996 Stock Plan, the 2003 Stock Plan and the Incentive Compensation Plan.  See “Executive Compensation” and “Description of Certain Plans”.  In 2004, the Audit Committee met 7 times and the Compensation Committee met 2 times in performing their responsibilities.  In 2004, no director failed to attend at least 75% of the aggregate number of Board and Committee meetings during the period of his or her service.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2004, members of the Company’s Compensation Committee consisted of Messrs. Guy Marge as Chairman, David Iannini and Stephen Gill.  No additional information concerning the Compensation Committee or the Company’s executive officers is required by Item 402 of Regulation S-K.

Compensation Committee Report

The Compensation Committee Report required by Item 402(k) of Regulations S-K is incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

The following table sets forth certain information concerning those persons who are known by management of the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock (as provided to the Company by such persons or the record holder of such shares).

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	No. of Shares Owned	Exercisable Options (1)	Total	Percent of Class

William H. Channell, Sr. and	3,250,830	7,334	3,258,164	34.7%
Jacqueline M. Channell, as co-trustees of the Channell Family Trust 26040 Ynez Rd. Temecula, CA 92591

William H. Channell, Jr.	715,250	605,934	1,321,184	13.2%
26040 Ynez Rd. Temecula, CA 92591

Rutabaga Capital Management, LLC (2)	897,252	—	897,252	9.6%
64 Broad Street Boston, MA 02109

State of Wisconsin Investment Board (3)	651,300	—	651,300	6.9%
P.O. Box 7842 Madison, WI 53707

The Taylor Family Trust	469,960	—	469,960	5.0%
1450 Ravenswood Lane Riverside, CA 92506

Carrie S. Channell	450,000	—	450,000	4.8%
18 Buena Vista Avenue Mill Valley, CA 94941

(1)           Refers to the number of shares covered by options exercisable within 60 days of March 11, 2005.

(2)           Information provided by Schedule 13G filing with the SEC in January 2005. Sole Voting Power 405,250 shares.  Shared Voting Power 492,002. Sole Dispositive Power 897,252.

(3)           Information provided by Schedule 13G filing with the SEC in February 2005.

Security Ownership of Management

The following table sets forth certain information, as of March 11, 2005, concerning the beneficial ownership of common stock by the Company’s directors and Named Officers, and all directors and executive officers of the Company as a group.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	No. of Shares Owned	Exercisable Options (1)	Total	Percent of Class

William H. Channell, Sr.	3,250,830	667	3,251,497	34.6%

Jacqueline M. Channell	—	6,667	6,667	0.1%

William H. Channell, Jr.	715,250	605,934	1,321,184	13.2%

Thomas Liguori	31,300	102,474	133,774	1.4%

Guy Marge	9,000	667	9,667	*

Dana Brenner	—	667	667	*

David Iannini	—	—	—	0.0%

Stephen Gill	1,000	—	1,000	*

Edward J. Burke	1,000	81,884	82,884	*

Andrew M. Zogby	300	83,394	83,694	*

John B. Kaiser	890	78,604	79,494	*

Total Listed	4,009,570	960,958	4,970,528	48.0%

All present directors and executive officers as a group (11 in number)	4,009,570	1,005,792	5,015,362	48.3%

*              Less than 1%

(1)           Refers to the number of shares coverd by options exercisable within 60 days of March 11, 2005.

Item 13. Certain Relationships and Related Transactions

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $0.8 million incurred in connection with construction of the building. The loan amount subject to the guarantee is expected to decline before expiring in 2017. At December 31, 2004, the outstanding loan balance subject to the guarantee totaled $0.6 million. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes. Rent expense paid under the leases was $1.3 million, $1.3 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. The Company believes that the terms of these leases are no less favorable to the Company than could be obtained from an independent third party.

In May, 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800,000 was recorded. RMS Communications, Inc. paid the Company $125,000 in cash at the time of sale, and the remaining $675,000 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2004 is $251,000. The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full. The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product. The RF devices purchased from Mr. Napolitano’s firm in 2004 approximated $100,000 and were used as components in the Company’s product lines. The purchases in 2004 did not result in a cash payment to Mr. Napolitano as the amounts owed were used to offset the accounts receivable.

The Company paid $72,912 and $75,829 in 2003 and 2004, respectively, to Carolyn Channell for consulting services.   Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.  Mrs. Channell consults on insurance coverage matters for the Company.

The Company has facilities in Orange, Dalby, Terang and Adelaide Australia that are leased from shareholders of the Company. These shareholders are former owners of Bushman Tanks. The facilities comprise 94,000 square feet of manufacturing, warehouse and office space. The rent expense paid in the five months of August to December 2004 was $135,720. The Company hired an independent firm to appraise the market lease rates for theses facilities and it was determined that the existing leases are in excess of fair market value by approximately $27,000 per year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports

(a)   The following financial statements and schedules are filed as a part of this report:

(1)   Consolidated Financial Statements

See index included in Part II, Item 8.

(1)   Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.

(a)(3) and (c).  The following exhibits are filed herewith:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (1)
10.2.2*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement) (8)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (10)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (10)
10.4*	Employment Agreement between the Company and William H. Channell, Sr.,dated July 8, 1996. (1)
10.6*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15*	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
10.19*	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20*	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
10.21

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd., Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd,  Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd., and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand(11)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (9)
21	Subsidiaries of the Company(12)
23	Consent of Certified Public Accountants (12)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934. (12)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by William H. Channell, Jr., CEO; and Scott Kiefer, Interim CFO. (12)

* Management contract or, compensatory plan or arrangement.

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

(8)     Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(9)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K dated March 4, 2004.

(10)   Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q dated November 5, 2004.

(11)   Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2004.

(12)   Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Channell Commercial Corporation

We have audited the consolidated balance sheets of Channell Commercial Corporation as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2003 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Channell Commercial Corporation for each of the three years in the period ended December 31, 2004.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Los Angeles, California
February 21, 2005

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

(amounts in thousands)

	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$9,527	$5,453
Accounts receivable, net	10,051	13,936
Inventories	8,855	14,164
Deferred income taxes	876	1,951
Prepaid expenses and other current assets	996	859
Income taxes receivable	102	1,323
Total current assets	30,407	37,686

Property and equipment, net	17,164	19,301
Deferred income taxes	5,277	4,460
Goodwill	613	14,724
Intangible assets, net of amortization of $45 in 2004	—	1,763
Other assets	504	964

	$53,965	$78,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,103	$16,111
Short term debt (including current maturities of long term debt)	952	4,332
Current maturities of capital lease obligations	57	36
Accrued restructuring liability	2,857	150
Accrued expenses	4,240	7,619
Total current liabilities	13,209	28,248

Long-term debt, less current maturities	2,830	4,368
Capital lease obligations, less current maturities	67	104
Deferred gain on sale leaseback transaction	513	453
Commitments and contingencies	—	—
Minority interest	—	2,824

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued – 9,372 in 2003 and 9,608 in 2004; outstanding - 9,128 shares in 2003 and 9,364 shares in 2004	94	96
Additional paid-in capital	28,664	29,671
Treasury stock – 244 shares in 2003 and 2004	(1,871)	(1,871)
Retained earnings	10,470	13,966
Accumulated other comprehensive income (loss) - Foreign currency translation	(11)	1,039
Total stockholders’ equity	37,346	42,901

	$53,965	$78,898

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,

(amounts in thousands, except per share data)

	2002	2003	2004

Net sales	$84,785	$76,537	$100,134
Cost of goods sold	57,450	53,960	72,151

Gross profit	27,335	22,577	27,983

Operating expenses
Selling	9,246	9,465	14,279
General and administrative	11,452	7,710	8,584
Research and development	1,619	1,902	2,336
Restructuring charge	1,228	1,565	(690)
Asset impairment charge	2,154	1,238	—
Goodwill impairment charge	966	—	—
	26,665	21,880	24,509

Income from operations	670	697	3,474

Interest income	89	122	129
Interest expense	(2,088)	(693)	(618)

Income (loss) before income tax expense (benefit)	(1,329)	126	2,985

Income tax expense (benefit)	1,737	212	(678)

Net income (loss) before minority interest	(3,066)	(86)	3,663

Minority interest	—	—	167

Net income (loss)	$(3,066)	$(86)	$3,496

Net income (loss) per share
Basic	$(0.34)	$(0.01)	$0.38

Diluted	$(0.34)	$(0.01)	$0.38

Net (loss) income	$(3,066)	$(86)	$3,496

Other comprehensive income, net of tax Foreign currency translation adjustments	688	1,982	1,050

Comprehensive net (loss) income	$(2,378)	$1,896	$4,546

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2003 and 2004

(amounts in thousands)

			Additional				Accumulated other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2002	9,269	$93	$28,334	244	$(1,871)	$13,622	$(2,681)	$37,497

Exercise of employee stock options	100	1	321	—	—	—	—	322
Foreign currency translation	—	—	—	—	—	—	688	688
Net loss for the year	—	—	—	—	—	(3,066)	—	(3,066)

Balance, December 31, 2002	9,369	$94	$28,655	244	$(1,871)	$10,556	$(1,993)	$35,441

Exercise of employee stock options	3	—	9	—	—	—	—	9
Foreign currency translation	—	—	—	—	—	—	1,982	1,982
Net loss for the year	—	—	—	—	—	(86)	—	(86)

Balance, December 31, 2003	9,372	$94	$28,664	244	$(1,871)	$10,470	$(11)	$37,346

Exercise of employee stock options	61	1	294	—	—	—	—	295
Shares issued for acquisition	175	1	713	—	—	—	—	714
Foreign currency translation	—	—	—	—	—	—	1,050	1,050
Net earnings for the year	—	—	—	—	—	3,496	—	3,496

Balance, December 31, 2004	9,608	$96	$29,671	244	$(1,871)	$13,966	$1,039	$42,901

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(amounts in thousands)

	2002	2003	2004
Cash flows from operating activities:
Net (loss) income	$(3,066)	$(86)	$3,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,785	6,232	4,752
Asset impairment charge	2,154	1,238	—
Goodwill impairment charge	966	—	—
Loss (gain) on disposal of fixed assets	348	108	(22)
Amortization of deferred gain on sale leaseback	(30)	(61)	(60)
Deferred income taxes	1,193	(749)	222
Changes in assets and liabilities:
Accounts receivable	3,120	751	(1,237)
Inventories	2,182	(374)	(2,394)
Prepaid expenses and other current assets	156	327	248
Income taxes receivable	4,682	61	(1,238)
Other assets	32	(90)	(301)
Accounts payable	562	(1,046)	7,178
Restructuring liability	(388)	296	(2,810)
Accrued expenses	71	520	1,394

Net cash provided by operating activities	19,767	7,127	9,228

Cash flows from investing activities:
Purchase of property and equipment	(1,886)	(1,203)	(3,281)
Proceeds from sale of property and equipment	6,232	2,357	23
Business acquisitions, net of cash acquired	—	—	(16,767)

Net cash (used in) provided by investing activities	4,346	1,154	(20,025)

Cash flows from financing activities:
Repayment of debt	$(35,133)	$(2,047)	$(2,669)
Proceeds from issuance of long-term debt	6,742	—	7,233
Principal borrowings under capital lease obligations	—	—	40
Payment of capital lease obligations	(1,763)	(624)	(30)
Proceeds from minority investor	—	—	2,681
Proceeds from issuance of stock	—	—	714
Exercise of employee stock options	322	9	295

Net cash (used in) provided by financing activities	(29,832)	(2,662)	7,550

Effect of exchange rates on cash	119	746	(827)

Increase (decrease) in cash and cash equivalents	(5,600)	6,365	(4,074)

Cash and cash equivalents, beginning of year	8,762	3,162	9,527

Cash and cash equivalents, end of year	$3,162	$9,527	$5,453

Cash paid during the year for:
Interest	$1,608	$292	$364

Income taxes	$1,122	$749	$809

Issuance of common stock in business combination	$—	$—	$714

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003 and 2004

(amounts in thousands, except per share data)

NOTE A—DESCRIPTION OF BUSINESS

The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems for fiber to the premise (FTTP) networks, and heat shrink products.    The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant”, “local loop” or “last mile”, that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

The Company also designs, manufactures and markets polyethylene water tanks for rural and residential markets in Australia.  The Company’s primary product line of rotational molded tanks is used in the agricultural sector where water shortages require storage of rain and ground water.  The Company also markets a range of water storage tanks for use in residential and rural-residential markets.

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

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Minority interest represents a 25% equity interest in Bushman Tanks acquired by ANZ Private Equity (See Note Q)

Foreign Currency Translation—Assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates.  Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income.  Foreign currency transaction gains and losses are included in general and administrative expenses.  Transactions gains and losses were not significant in 2002, 2003 and 2004.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.  Cost includes material, direct production costs, and factory overhead costs.  Reserves for excess and obsolete inventories are determined by an analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle, and market conditions.

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

Impairment of Long-Lived Assets—When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future discounted cash flows to be derived from the asset to assess whether or not a potential impairment exists.  If the carrying value exceeds the estimate of future discounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair market value.

Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives.  SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date.

The Company has adopted SFAS 142 as of January 1, 2002.  In applying SFAS 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill of the Company has indefinite lives and that there was no impairment on these assets. The Company discontinued amortizing these assets on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $10,303.

The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman’s reporting unit) or whenever events or changes in circumstance indicate that expected future discounted cashflows may be insufficient to support the carrying amount of the asset.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  Inherent uncertainties exist in determining and applying such factors.

In the fourth quarter of 2002, the Company adjusted the carrying value of the goodwill in the Company’s International operations resulting in a non-cash impairment charge of $966.  The impairment charge was the result of restructuring activities that reduced the level of foreign operations and the exit of certain product lines.  There was no impairment to the carrying value of goodwill in 2003 or 2004.

On August 2, 2004 the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks (Note Q).  Included in the Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause where by the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value to be $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight line basis.  The amount of goodwill recorded in the Bushman Tanks acquisition is not deductible for tax purposes.

The change in the carrying amount of goodwill and the non-compete agreement for the years ended December 31, 2003 and 2004 is summarized as follows:

	Goodwill	Non-Compete Agreement

Balance at January 1, 2003	$504	$—

Effect of foreign currency translation	109	—

Balance at December 31, 2003	613	—

Additions due to business acquistion	12,442	—
Non-compete agreement related to business acquisition	—	1,600
Amortization of non-compete agreement	—	(45)
Effect of foreign currency translation	1,669	208

Balance at December 31, 2004	$14,724	$1,763

As of December 31, 2004, The Company has recorded goodwill of $659 in its Canadian reporting unit which is part of the Americas segment, and $14,065 of goodwill in its Bushman Tanks reporting unit which is part of the International segment.

The estimated amortization expense for the next five fiscal years, based on current intangible balances, is $160 a year.

Revenue Recognition and Accounts Receivable Reserves—Revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.  Title passes generally upon shipment.  Provisions for estimated sales returns are based on the Company’s historical sales returns experience.  Provisions for sales allowances are based on the Company’s historical experience for credits issued to customers for such items as a pricing error, items damaged during transportation or incorrect items shipped to the customer.  Provisions for uncollectible accounts are based on the Company’s specific assessment of the collectibility of all past due accounts.

In 2002 the Company recorded a reserve for a receivable from Adelphia, a major cable operator, in the amount of $1,573.  Adelphia declared bankruptcy and the Company subsequently wrote off the receivable.  In December 2004 the Company sold its receivable for cash to a third-party investor for $1,452.  The sale of the receivable resulted in a change in estimate of the Company’s allowance for uncollectible accounts for the same amount.  The change in estimate was reflected as a reduction of bad debt expense which is included in general and administrative expenses.  The change in estimate for uncollectible accounts increased pretax basic and diluted earnings per share by $0.16.

Shipping Costs—In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” shipping and handling costs billed to customers are included in sales and the related costs are included in selling expenses.  Shipping and handling costs are charged to expense as incurred.  Total shipping costs of $1,170, $1,336 and $4,004 are included in selling expenses for 2002, 2003 and 2004, respectively.

Income (loss) per share—Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2002		2003		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic income (loss) per share	9,048	(0.34)	9,126	(0.01)	9,203	0.38

Effect of dilutive stock options	—	—	—	—	20	—

Diluted income (loss) per share	9,048	(0.34)	9,126	(0.01)	9,223	0.38

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2002	2003	2004

Options to purchase shares of common stock	917	1,894	97

Exercise prices	$3.05 – $13.75	$3.16 – $13.75	$6.50 – $13.75

Expiration dates	July 2006 – May 2012	July 2006 – December 2013	July 2006 – May 2011

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

Accounting for Stock-Based Compensation—Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure on Amendment of SFAS 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income (loss) and income (loss) per share would have been:

	2002	2003	2004
Reported net (loss) income	$(3,066)	$(86)	$3,496
Add stock-based compensation expense reported in net (loss) income	—	—	—
Less total stock-based compensation expense, determined under fair value method	(305)	(915)	(449)
Proforma net (loss) income	$(3,371)	$(1,001)	$3,047

Reported basic and diluted net (loss) income per share	$(0.34)	$(0.01)	$0.38
Add stock-based compensation expense reported in net (loss) income	—	—	—
Less total stock-based compensation expense, determined under fair value method	(0.03)	(0.10)	(0.05)
Proforma basic and diluted net income (loss) per share	$(0.37)	$(0.11)	$0.33

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2003	2004

Expected life (years)	5 years	5 years	5 years
Risk-free interest rate	3.0%	3.0%	3.5%
Expected volatility	40%	40%	40%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements.   In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company believes that implementing SFAS No. 151 should not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt Statement 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  Based on the number of options currently outstanding, the effect of adopting Statement 123(R) will decrease the Company’s pretax net income by approximately $400 during 2005.  This estimate would change if the Company were to issue additional equity instruments.

Reclassifications—Certain prior period amounts have been reclassified for comparison with 2004 presentation.

NOTE C—INVENTORIES

Inventories are summarized as follows:

	2003	2004

Raw materials	$2,895	$4,777
Work-in-process	2,468	3,050
Finished goods	3,492	6,337

	$8,855	$14,164

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	2003	2004	Estimated useful lives

Machinery and equipment	$58,719	$59,799	3-10 years
Office furniture and equipment	3,145	2,752	3-7 years
Leasehold improvements	2,929	3,221	10-20 years
	64,793	65,772
Less accumulated depreciation and amortization	(47,629)	(46,471)
	$17,164	$19,301

Included in machinery and equipment is $174 and $165 of equipment under capital lease at December 31, 2003 and 2004.  Accumulated amortization of assets under capital lease totaled $51 and $28 at December 31, 2003 and 2004, respectively.

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

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following:

	2003	2004

Accrued vacation	$841	$1,024
Accrued bonus	229	546
Other	3,170	6,049
	$4,240	$7,619

The Company provides a warranty for the replacement and repair of a defective product.  Historically, the Company has not experienced significant warranty costs or returns.  The Company acquired Bushman Tanks (see Note Q) in August 2004.  Associated with the acquisition of Bushman Tanks was the assumption of warranties related to Bushman Tanks polyethylene water tanks.  The typical warranty period for water tanks is 25 years which management believes is the industry standard.

Warranty expense is estimated by management at the time of the sale based on historical warranty costs and analysis of defects that have occurred in field installations.  The change in the Company’s warranty liability in 2002 and 2003 was not significant.  The change in the Company’s warranty liability (included in other above) for the year ended December 31, 2004 is summarized as follows:

Balance, January 1, 2004	$(50)
Expense for new warranties	(192)
Product warranty accrual assumed in Bushman Tanks acquisition	(1,092)
Warranty claims	169
Balance, December 31, 2004	$(1,165)

NOTE F—DEBT

The Company’s debt consists of the following:

	2003	2004
The Company entered into a Loan and Security Agreement with an asset-based lender in the United States in September 2002. The Loan and Security Agreement contains a revolving credit facility. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. There was no balance outstanding under the revolving line of credit at December 31, 2003, or 2004.	$—	$—

The Company entered into a Loan and Security Agreement with an asset-based lender in the United States in September 2002. The Loan and Security Agreement contains a three-year term loan and is repayable in equal quarterly payments based on a five-year amortization schedule with a balloon payment at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The weighted average interest rate under the term loan was 3.02% and 4.41% at December 31, 2003 and 2004, respectively.	3,770	2,828

Automobile loan payable in monthly principal and interest installments of $1 through April, 2005. The note is non-interest bearing and is collateralized by the automobile.	12	2

A subsidiary of the Company, Channell Pty Ltd., entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004. The Loan and Security Agreement contains a revolving line of credit. Amounts borrowed under this facility bear interest payable monthly at a variable rate based on the lender’s Base Rate. The weighted average interest rate at December 31, 2004 was 6.75%	—	234

A subsidiary of the Company, Channell Bushman Pty Ltd., entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. The Loan and Security Agreement contains a five-year term loan that is repayable in quarterly payments based on a five-year amortization schedule. Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s Base Rate. The weighted average interest rate under the Loan and Security Agreement at December 31, 2004 was 5.75%	—	5,636

A subsidiary of the Company, Channell Bushman Pty Ltd., entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. The Loan and Security Agreement contains a revolving credit facility, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks, and a capital expenditure facility. Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s Base Rate. There was no balance outstanding under the revolving line of credit facility, the “earn-out” facility, or the capital expenditure facility at December 31, 2004.

	—	—
	3,782	8,700

Less current maturities	952	4,332

	$2,830	$4,368

The Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States in September 2002.  Maximum borrowings available under this facility total $25,000.  The Agreement has a $1,000 sub-limit for letters of credit.  As of December 31, 2004, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio and other financial covenants.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The lockbox receipts automatically reduce the outstanding balance of the revolving credit balance, if any.  The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at December 31, 2004.  The Company was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

Channell Pty Ltd, a subsidiary of the Company, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004.  The loan contains a revolving line of credit for working capital needs with a maximum available borrowing of Australia dollars $1,200, which translated at December 31, 2004 exchange rates is approximately $940 US dollars.  The Company is required to comply with an interest coverage ratio.  The agreement is reviewed annually with the bank for annual renewals.  The Agreement contractually obligates the Company to repay the revolving credit facility as the Company receives payments from its customers.  The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  The revolving line of credit due to its one-year term is classified as a short term debt.  The Company was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

Channell Bushman Pty Ltd, a subsidiary of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004.  The loan contains a five-year term loan with maximum borrowings of Australia dollars $8,000 that expires in July 2009, a revolving credit facility with maximum borrowings of Australia dollars $2,000, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of Australia dollars $1,750, and a capital expenditure facility with maximum borrowings of Australia dollars $6,000.  Translated into US dollars at December 31, 2004 exchange rates, the maximum borrowings are:  five-year term loan $6,240, revolving credit facility $1,560, “earn-out” facility $1,365, capital expenditure facility $4,680.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  The Company is required to comply with an interest cover ratio and other financial covenants.  The Agreement contractually obligates the Company to repay the revolving credit facility as the Company receives payments from its customers.  The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit, “earn-out” facility, or capital expenditure facility at December 31, 2004.  The Company was in compliance as of December 31, 2004 with the covenants of the Loan and Security Agreement.

The Company’s debt at December 31, 2004 is scheduled to mature as follows:

Year	Amount
2005	$4,332
2006	1,248
2007	1,248
2008	1,248
2009	624
Thereafter	—
$8,700

NOTE G—CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases.  The leases expire on various dates through December 2006.  Future minimum payments, by year, are as follows:

Year	Amount
2005	$39
2006	116
155

Less amount representing interest	15
140
Less current maturities	36
$104

NOTE H—RESTRUCTURING CHARGES

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

Cost Associated with Vacated Facilities—The Company has accrued $1,065 consisting principally of the costs of the remaining payments on leased facilities vacated less anticipated future income from sublease.  All of the facilities are located in the United Kingdom.  The accrual represents additional amounts the Company anticipated to be incurred in addition to those originally accrued in the 2000 and 2001 restructuring.  The additional accrual was necessary due to market conditions in the United Kingdom which made it difficult to sublet the properties.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The changes in the accrual for restructuring charges during 2001, 2002 and 2003 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at January 1, 2002	$2,344	$76	$2,420

Charges to operations in twelve months ended December 31, 2002	1,065	163	1,228

Costs incurred in twelve months ended December 31, 2002	(1,314)	(179)	(1,493)

Restructuring accrual balance at December 31, 2002	$2,095	$60	$2,155

Charges to operations in twelve months ended December 31, 2003	1,356	209	1,565

Costs incurred in twelve months ended December 31, 2003	(810)	(53)	(863)

Restructuring accrual balance at December 31, 2003	$2,641	$216	$2,857

Costs incurred in twelve months ended December 31, 2004	(1,804)	(213)	(2,017)

Adjustment to restructuring accrual recorded 2004	(690)	—	(690)

Restructuring accrual balance at December 31, 2004	$147	$3	$150

A credit to restructuring charge of $690 was recorded in the third quarter of 2004 primarily due to the assignment of the lease of a vacated facility in the United Kingdom at a cost less than previously estimated by management.  The facility closure costs were originally estimated in the third quarter of 2001.  Due to difficulties in negotiating a lease termination or subletting of the facility, the estimate for the facility closure costs was subsequently increased in the fourth quarter of 2002 and further increased in the fourth quarter of 2003.  In July 2004, the lease on the facility was assigned for the remaining lease term on more favorable terms than management had estimated.

NOTE I—INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2002	2003	2004
Current
Federal	$347	$834	$(1,225)
State	92	95	1
Foreign	105	32	324
	544	961	(900)
Deferred
Federal	1,158	(594)	(531)
State	(857)	(155)	783
Foreign	892	—	(30)

	1,193	(749)	222

Total income tax expense (benefit)	$1,737	$212	$(678)

The components of income (loss) before income tax expense were as follows:

	2002	2003	2004
United States	$5,146	$4,609	$3,472
Foreign	(6,475)	(4,483)	(487)
	$(1,329)	$126	$2,985

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2002	2003	2004

U.S. Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(5)	(5)	(5)
Tax settlement (Note M)	—	15	—
Worthless stock deduction	—	—	(102)
Research and development tax credit	—	(360)	—
Change in valuation allowance	—	—	4
Nondeductible expenses	1	61	5
Foreign operating losses with no benefit provided	164	398	—
Effect of subsidiaries taxes at other than the U.S. statutory rate	5	93	109
	131%	168%	(23)%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2004
Assets
Patents	$498	$360
Allowance for bad debts	105	124
Inventory capitalization	83	107
Vacation pay	360	408
Accrued liabilities and reserves	238	634
Deferred gain on sale leaseback	220	180
Restructuring charge	1,179	24
Impairment charge	4,551	3,173
State tax credits and loss carryforwards	734	563
Federal tax credits and loss carryforwards	—	1,593
Inventory reserves	—	351
Warranty	—	328
Foreign tax credit and loss carryforwards	5,888	617
Valuation allowance	(5,888)	(732)
	7,968	7,730

Liabilities
State taxes	794	—
Accelerated depreciation	1,021	1,319
	1,815	1,319
Net deferred tax asset	$6,153	$6,411

The classification of the net deferred tax asset between current and non-current is as follows:

	2003	2004

Net current assets	$876	$1,951
Net long-term asset	5,277	4,460
Net deferred tax asset	$6,153	$6,411

At December 31, 2004, the Company had approximately $2,058 of international operating loss carryforwards (primarily in Australia and Malaysia) with a potential tax benefit of $617.  These loss carryforwards do not expire.  The Australia and Malaysia operations have highly concentrated customers in the telecommunications industry.  The telecommunications industry in this geographic region has been depressed since 2001.  Management evaluated the customer base and state of the telecommunications industry and concluded that there was significant uncertainty regarding realization of a tax benefit.  The Company has recorded a 100 % valuation allowance at December 31, 2003 and 2004 on the deferred tax asset relating to the foreign net operating loss carryforwards because of uncertainty regarding its realization.  The ultimate realization of the remaining deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on the historical domestic taxable income and projections for future taxable income over periods that the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2004.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

NOTE J—STOCKHOLDERS’ EQUITY

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

Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange.  The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued.  The exercise price of the new options was equal to the closing sale price of the Company’s common stock as reported on the Nasdaq National Market on the grant date of the new options.

Plan transactions are as follows:

	2002		2003		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding January 1,	1,092	$9.78	917	$10.24	1,894	$4.95
Granted	28	4.09	2,336	4.71	213	4.80
Exercised	(100)	3.22	(3)	3.28	(61)	4.84
Cancelled	(103)	10.47	(1,356)	8.12	(19)	4.96
Options outstanding December 31,	917	$10.24	1,894	$4.95	2,027	$4.94

Options available for grant at December 31,	451		2,571		2,377

Weighted average fair values of options granted during the years are as follows:

	2002	2003	2004

Exercise price is below market price at date of grant	—	—	—
Exercise price equals market price at date of grant	$4.09	$4.71	$4.80

The following information applies to options outstanding at December 31, 2004:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
$3.16 - $3.60	60	7	$3.33
$4.15 - $4.86	1,870	9	4.70
$6.50 - $13.75	97	5	10.45
	2,027	9	$4.94

At December 31, 2004, 1,136 of the 2,027 options outstanding were exercisable by the optionee.

At December 31, 2003, 815 of the 1,894 options outstanding were exercisable by the optionee.

NOTE K—RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law.  Employees of the Company are eligible after 90 days of employment.  Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes.  The Company’s contributions are vested over five years in equal increments.  The accompanying statements of operations include contribution expense of $0, $134 and $181 for the years ended December 31, 2002, 2003 and 2004, respectively.

NOTE L—RELATED PARTY TRANSACTIONS

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The term of the first lease is through December 31, 2005, with two five-year renewal options. Additionally, an adjacent 100,000 square foot building was constructed and completed in 1996. Subsequent to December 31, 1996, the Company guaranteed debt of Mr. Channell, Sr. of approximately $754 incurred in connection with construction of the building.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  At December 31, 2004, the outstanding loan balance subject to the guarantee totaled $583.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. This building is also being leased from Mr. Channell, Sr. through 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $1,253, $1,284 and $1,305 for the years ended

December 31, 2002, 2003 and 2004, respectively.  The Company believes that at the time the leases were consummated, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party.

If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2004, the outstanding loan balance subject to the guarantee totaled $583.

In January, 2001, the Company guaranteed personal debt of William H. Channell, Jr., the Company’s President and Chief Operating Officer of $650.  The guarantee was terminated in March 2002.  In connection with this guarantee, William H. Channell, Jr. paid the Company a fee equal to 1% of the loan balance and provided as collateral to the Company 300,000 shares of Company stock.

The Company purchased insurance through Talbot Agency Inc. in 2002, 2003, and 2004.  Roy H. Taylor, President of Talbot Agency Inc. is a co-trustee of the Taylor Family Trust, a beneficial owner of more than 5% of the Company’s outstanding stock.  The total premiums and fees paid for insurance obtained through the Talbot Agency for the years ended December 31, 2002, 2003 and 2004 was $253, $45 and $44 respectively, which included commissions earned.

In May, 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The account is currently in arrears.  The amount due from RMS Communications, Inc. included in accounts receivable at December 31, 2004 is $251.  The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.  The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product.  The RF devices purchased from Mr. Napolitano’s firm in 2004 approximated $87 and were used as components in the Company’s product lines.  The purchases in 2004 did not result in a cash payment to Mr. Napolitano as the amounts owed were used to offset the accounts receivable.

The Company paid $73 and $76 in 2003 and 2004, respectively, to Carolyn Channell for consulting services.   Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.   Mrs. Channell consults on insurance coverage matters for the Company.

The Company has facilities in Orange, Dalby, Terang and Adelaide Australia that are leased from shareholders of the Company.  These shareholders are former owners of Bushman Tanks.  The facilities comprise 94,000 square feet of manufacturing, warehouse and office space.  The rent expense paid in the five months of August to December 2004 was $136.  The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in the liabilities assumed in the Bushman Tanks acquisition is $215 related to these unfavorable leases (Note Q).

NOTE M—COMMITMENTS AND CONTINGENCIES

Leases—The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012.  Rent expense under all operating leases amounted to $2,325, $2,212, and $2,685 for the years ended December 31, 2002, 2003 and 2004, respectively.  Total future minimum rental payments under noncancellable operating leases as of December 31, 2004, including the operating leases with the related parties discussed in Note L are as follows:

Year	Amount

2005	$2,676
2006	1,108
2007	1,057
2008	1,073
2009	1,073
Thereafter	1,913
$8,900

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  In fiscal 2002, the Company recorded income of $30 related to the amortization of the deferred gain leaving an unamortized balance of $574 at December 31, 2002.  In 2003, the Company recorded income of $61 related to the amortization of the deferred gain leaving an unamortized balance is $513 at December 31, 2003.  In 2004, the Company recorded income of $60 related to the amortization of the deferred gain leaving an unamortized balance of $453 at December 31, 2004.

Employment Agreements—The Company in December, 2003 entered into a five year employment agreement, renewable every five years, with William H. Channell, Jr.   Mr. Channell, Jr.’s annual salary is $746 effective July 2004, subject to an annual cost of living adjustment.  Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan.  Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers.    In the event that the Company were to terminate Mr. Channell, Jr. without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

The Company amended in December, 2003 the employment agreement with Mr. Channell, Sr. originally entered into in July, 1996.  Mr. Channell, Sr.’s annual salary starting in December, 2003 is $50.  Mr. Channell, Sr.’s benefits include (i)  during the term of the agreement, the payment of premiums for a term disability policy providing for $250 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company’s senior executive officers,  (iii) during Mr. Channell, Sr.’s lifetime, a portion of the premiums on a $1,500 life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (iv) an automobile allowance.

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

NOTE N—CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom.  Cash balances held in financial institutions in the U.K. totaled $343 and $122 at December 31, 2003 and 2004, respectively.  Cash balances held in financial institutions in Australia totaled $2,539 and $3,168 at December 31, 2003 and 2004, respectively.  Cash balances held in financial institutions in Canada was not significant at December 31, 2003 and 2004.  Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is the largest industry the Company operates in and is highly concentrated.  A relatively small number of customers account for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers accounted for 57.2%, 57.7% and 48.7% of the Company’s total net sales in 2002, 2003, and 2004, respectively.  Verizon accounted for 21.7% of the Company’s total net sales in 2004 and 10.5% of the Company’s net sales in 2003.  Comcast accounted for 14.6% of the Company’s net sales in 2004.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company’s customer base, but also from time to time delay customers’ capital expenditures as newly merged services providers consolidate their operations.  In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected.

NOTE O—SEGMENT AND GEOGRAPHIC INFORMATION

There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  The following tables summarize segment information:

	2002	2003	2004
Revenues from unrelated entities(1):
Americas(2)	$69,963	$64,793	$72,379
International	14,822	11,744	27,755
	$84,785	$76,537	$100,134
Income (loss) from operations:
Americas	$6,995	$4,570	$3,517
International	(6,325)	(3,873)	(43)
	$670	$697	$3,474
Interest income:
Americas	$89	$18	$13
International	—	104	116
	$89	$122	$129

Interest expense:
Americas	$1,663	$111	$225
International	425	582	393
	$2,088	$693	$618

Income tax expense (benefit):
Americas	$1,737	$214	$(1,012)
International	—	(2)	334
	$1,737	$212	$(678)

Identifiable assets:
Americas(6)	$40,060	$40,949	$43,335
International(3)(4)(5)	14,103	13,016	35,563
	$54,163	$53,965	$78,898

International change in goodwill:
Balance January 1,	$966	$—	$—
Goodwill acquired	—	—	12,442
Impairment charge	(966)	—	—
Foreign currency translation	—	—	1,623
Balance December 31,	$—	$—	$14,065

Depreciation and amortization:
Americas	$6,011	$4,958	$3,738
International	1,774	1,274	1,014
	$7,785	$6,232	$4,752

Capital expenditures:
Americas	$1,346	$790	$2,865
International	540	413	416
	$1,886	$1,203	$3,281

(1)          Inter-geographic revenues were not significant.  Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.

(2)          Includes export sales from the United States of approximately $1,476, $611 and $1,963 in 2002, 2003 and 2004, respectively.

(3)          Includes long-lived assets in the United Kingdom of $5,582, $2,520 and $5 in 2002, 2003 and 2004, respectively.

(4)          Includes long-lived assets in Australia of $2,581, $2,419 and $5,513 in 2002, 2003 and 2004, respectively.

(5)          Includes goodwill of $14,065 and non-compete agreement of $1,763 in 2004.

(6)          Includes goodwill of $504, $613, and $659 in 2002, 2003 and 2004, respectively.  The change in goodwill relates to foreign currency translation adjustment.

The Company had revenues from external customers from the following product lines:

	2002	2003	2004

Enclosures	$65,748	$60,308	$58,748
Water related products	7,035	6,986	30,203
Connectivity	10,525	8,169	9,797
Other	1,477	1,074	1,386

Total	$84,785	$76,537	$100,134

NOTE P—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2002, 2003 and 2004 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$19,841	$25,823	$19,401	$19,720
Gross profit	6,482	9,988	5,435	5,430
Net income (loss)(1)	496	820	150	(4,532)
Income (loss) per share(1)
Basic	0.05	0.09	0.02	(0.50)
Diluted	0.05	0.09	0.02	(0.50)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$16,218	$20,285	$19,434	$20,600
Gross profit	4,482	6,449	5,515	6,131
Net income (loss)(2)	(288)	1,068	535	(1,401)
Income (loss) per share(2)
Basic	(0.03)	0.12	0.06	(0.15)
Diluted	(0.03)	0.12	0.06	(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$17,720	$21,303	$27,615	$33,496
Gross profit	5,344	5,928	7,896	8,815
Net income	14	917	2,218	347
Income per share
Basic	0.00	0.10	0.24	0.04
Diluted	0.00	0.10	0.24	0.04

(1)          In the fourth quarter of 2002, the Company recorded a restructuring charge of $1,228 (see Note H). The Company also recorded asset impairment charges totaling $1,665 (see Note D), a charge for production tooling of $489 (see Note D), and a charge for goodwill impairment totaling $966 (see Note B).

(2)          In the fourth quarter of 2003, the Company recorded a restructuring charge of $1,565 (see Note H). The Company also recorded asset impairment charges totaling $1,238 (see Note D).

NOTE Q—ACQUISITION

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  Bushman Tanks operates out of four leased facilities in Australia, located in Dalby, Orange, Terang, and Adelaide.  The purchase price was $16,838.  The agreement provides for contingent consideration of $2,800.  If paid, the contingent consideration shall result in an additional element of cost of the acquired entity.  In the event that the Bushman Tanks business achieves specified sales targets in 2005 and 2006, $1,400 is payable to the sellers. In addition, $1,400 may be paid to the sellers if certain cost reduction targets are achieved.  The sellers will receive one-half of the amounts of the cost reductions in the specified cost items that are achieved between 2005 through 2009.  In the event that the cost incurred for these items exceeded a predetermined threshold, the seller would be liable to the Company for the amount of the cost exceeding the threshold.  The purchase agreement includes a working capital adjustment based on the April 30, 2004 working capital amounts. The amount of the adjustment at present is not finalized. The working capital adjustment as presently estimated by management has been included in the $16,838 purchase price. The final working capital adjustment will result in a change to goodwill and the amount of consideration to the sellers.

Consideration for the acquisition of $16,838 consisted of $8,016 in cash contributed by the Company, 175,113 shares of the Company’s common stock valued at $714, a $5,520 term loan from The National Australia Bank Ltd, and $2,588 in cash contributed by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd. As a result of the transaction, the Company acquired a 75% equity interest in Bushman Tanks, and ANZ Private Equity acquired the remaining 25%. In addition, the Company incurred direct acquisition costs of $758.

The Bushman Tanks acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values based upon preliminary estimates as of the acquisition date. Further adjustments to the acquired assets and assumed liabilities will be made following more detailed reviews by management of tangible assets acquired and liabilities assumed. Changes in the estimated fair value of acquired assets and assumed liabilities will be reflected as a change in the allocated fair value of the identifiable tangible and intangible assets and liabilities and goodwill in the period in which this determination is made, which management expects to be by March 31, 2005.  The results of operations of Bushman Tanks are included in the Consolidated Statement of Operations from the date of acquisition (August 2, 2004).

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Bushman Tanks acquisition at August 2, 2004:

Allocated Purchase Price
Acquired assets:
Cash	$99
Receivables, net	2,211
Inventories	2,399
Other assets	88
Deferred taxes	401
Property, plant, and equipment, net	3,089
Goodwill	12,442
Intangible non-compete	1,600
Total Assets	22,329

Assumed liabilities:
Accounts payable	3,109
Short term debt	35
Accrued liabilities	1,589
Total liabilities	4,733

Purchase price	16,838
Direct cost of acquisition	758
Net assets acquired	$17,596

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of Bushman Tanks had taken place on January 1, 2003.  The pro forma information includes the historical operations of the Company and Bushman Tanks (translated at the average currency exchange rate for the applicable period) and gives effect to the acquisition as if it had occurred at the beginning of the applicable period.  The pro forma financial information is based upon available information and assumptions and adjustment that the Company believes are reasonable.  The pro forma financial information does not purport to represent what our results of operations actually would have been had the transaction been effected on the assumed date.

Amounts in thousands, except per share data

	2003 Pro Forma	2004 Pro Forma

Net Sales	$103,866	$117,567

Net income	$680	$3,198

Net income per share
Basic	$0.07	$0.34

Diluted	$0.07	$0.34

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C
			Additions		Column D	Column E
	Balance at Beginning of Period		Charged to Cost and Expenses	Charged to Other Accounts	Write-offs and Deductions, Net	Balance at End of Period

Accounts receivables reserves	(2004)	$356	$1,542	$65	$(1,523)	$440
	(2003)	623	(232)	—	(35)	356
	(2002)	102	2,065	—	(1,544)	623

Inventory valuation reserve	(2004)	$836	$735	$89	$(409)	$1,251
	(2003)	340	569	—	73	836
	(2002)	38	302	—	—	340

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

Cat-5 (Category 5):  Network cabling that consists of four twisted pairs of copper wire terminated by data rated connectors.  Cat-5 cabling supports frequencies up to 100 MHz and speeds up to 1000 Mbps.

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

FTTP (Fiber-To-The-Premise):  In a long distance network consisting of fiber optics, fiber-to-the-curb refers to the fiber optics running from the distribution plant to the customer premise, which may be the curb or the outside wall of the premise, at which point copper is used for the remaining connection.

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

VoIP (Voice over Internet Protocol): A technology that allows you to make telephone calls using a broadband Internet connection instead of a regular (or analog) phone line.

G-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on March 18, 2005.

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By	/s/ William H. Channell, Sr.
William H. Channell, Sr.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities indicated below as of March 18, 2005.

Signature	Capacity in Which Signed

/s/ William H. Channell, Sr.	Chairman of the Board and Director
William H. Channell, Sr.

/s/ William H. Channell, Jr.	President and Chief Executive Officer and Director
William H. Channell, Jr.	(Principal Executive Officer)

/s/ Jacqueline M. Channell	Secretary and Director
Jacqueline M. Channell

/s/ Guy Marge	Director
Guy Marge

/s/ Dana Brenner	Director
Dana Brenner

/s/ David Iannini	Director
David Iannini

/s/ Stephen Gill	Director
Stephen Gill

/s/ Scott Kiefer	Corporate Controller and interim Chief Financial Officer
Scott Kiefer	(Principal Financial Officer and Principal Accounting Officer)