Form 10-Q
period 2005-03-31
CHANNELL COMMERCIAL CORP
filed 2005-05-11
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

9,394,242 shares of common stock of the Registrant were outstanding at May 10, 2005.

PART 1 –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2005	2004

Net sales	$31,378	$17,720
Cost of goods sold	22,144	12,376

Gross profit	9,234	5,344
Operating expenses
Selling	4,843	2,603
General and administrative	2,889	2,088
Research and development	673	502
	8,405	5,193
Income from operations	829	151

Interest expense, net	107	61

Income before income taxes	722	90

Income taxes	215	76

Net income before minority interest	507	14

Minority interest	81	—

Net income	$426	$14

Net income per share
Basic	$0.05	$0.00

Diluted	$0.04	$0.00

Net income	$426	$14

Other comprehensive (loss) income, net of tax Foreign currency translation adjustment	(265)	49

Comprehensive net income	$161	$63

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,997	$5,453
Accounts receivable, net	13,476	13,936
Inventories	13,421	14,164
Deferred income taxes	1,989	1,951
Prepaid expenses and misc. receivables	1,165	859
Income taxes receivable	1,135	1,323
Total current assets	34,183	37,686

Property and equipment at cost, net	18,909	19,301
Deferred income taxes	4,467	4,460
Goodwill	14,533	14,724
Intangible assets, net	1,696	1,763
Other assets	875	964

	$74,663	$78,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,646	$16,111
Short term debt (including current maturities of long term debt)	4,814	4,332
Current maturities of capital lease obligations	27	36
Accrued restructuring liability	135	150
Accrued expenses	7,428	7,619
Total current liabilities	24,050	28,248

Long term debt, less current maturities	4,004	4,368
Capital lease obligations, less current maturities	102	104
Deferred gain on sale leaseback transaction	438	453
Commitments and contingencies	—	—
Minority Interest	2,877	2,824

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,608 shares at December 31, 2004 and 9,638 at March 31, 2005; outstanding - 9,364 shares at December 31, 2004 and 9,394 at March 31, 2005	96	96
Additional paid-in capital	29,801	29,671
Treasury stock - 244 shares in 2004 and 2005	(1,871)	(1,871)
Retained earnings	14,392	13,966
Accumulated other comprehensive income -
Foreign currency translation	774	1,039

Total stockholders’ equity	43,192	42,901

Total liabilities and stockholders’ equity	$74,663	$78,898

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$426	$14
Depreciation and amortization	1,185	1,220
Deferred income taxes	(52)	222
Gain on disposal of fixed asset	(6)	(1)
Amortization of deferred gain on sale leaseback	(15)	(15)
Minority interest	81	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	356	938
Inventories	661	(76)
Prepaid expenses	(312)	(232)
Other	91	(24)
Income taxes receivable	194	(583)
Increase (decrease) in liabilities:
Accounts payable	(4,367)	(480)
Accrued expenses	(157)	359
Restructuring liability	(12)	(679)

Net cash (used in) provided by operating activities	(1,927)	663

Cash flows from investing activities:
Acquisition of property and equipment	(827)	(450)
Proceeds from the sales of property and equipment	24	24

Net cash used in investing activities	(803)	(426)

Cash flows from financing activities:
Repayment of debt	(783)	(238)
Proceeds from issuance of debt	981	—
Repayment of obligations under capital lease	(9)	(39)
Exercise of employee stock options	130	—

Net cash provided by (used in) financing activities	319	(277)

Effect of exchange rates on cash	(45)	48

(Decrease) increase in cash and cash equivalents	(2,456)	8

Cash and cash equivalents, beginning of period	5,453	9,527

Cash and cash equivalents, end of period	$2,997	$9,535

Cash paid during the period for:
Interest	$135	$54

Income taxes	$106	$601

The accompanying notes are an integral part of theses financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2005

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2005	9,608	$96	$29,671	244	$(1,871)	$13,966	$1,039	$42,901

Exercise of employee stock options	30	—	130	—	—	—	—	130
Foreign currency translation	—	—	—	—	—	—	(265)	(265)
Net income for the period	—	—	—	—	—	426	—	426
Balance, March 31, 2005	9,638	$96	$29,801	244	$(1,871)	$14,392	$774	$43,192

The accompanying notes are an integral part of this financial statement.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

March 31, 2005 and 2004

(amounts in thousands, except per share data)

1.             Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2005 and the results of its operations and cashflows for the three months ended March 31, 2005 and March 31, 2004.  The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

2.             Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2005	December 31, 2004
	(Unaudited)
Raw Materials	$5,245	$4,777
Work-in-Process	3,097	3,050
Finished Goods	5,079	6,337
	$13,421	$14,164

3.             Income per share.  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the three month period ended March 31, 2005 and 2004.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the three month periods ended March 31, 2005 and 2004 (shares in thousands):

	Three months ended March 31,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,378	$0.05	9,128	$—
Effect of dilutive stock options	491	0.01	23	—
Diluted income per share	9,869	$0.04	9,151	$—

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	March 31, 2005	March 31, 2004

Options to purchase shares of common stock	68	1,423
Exercise prices	$10.063 - $13.75	$4.84 - $13.75
Expiration dates	July 2006 - July 2010	July 2006 - September 2013

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003 with a range of exercise prices between $3.25 and $13.75.  On September 24, 2003, a total of 1,324,090 new options with an exercise price of $4.84 were granted for options cancelled in March 2003.  No compensation expense was recognized on the re-granting of options in accordance with FIN 44.

4.             Stock Based Compensation.  Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure on Amendment of SFAS 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Pursuant to the exchange offer described in Note 3 above, participating eligible option holders were granted a new option for each old cancelled option.  For each new option granted, the vesting status and vesting schedule of the old option was preserved.  The weighted average fair value of the options issued in September 2003 was $1.91.  The weighted average exercise price was $4.84.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the disclosure requirements of SFAS 123, the Company’s net income and income per share would have been:

	Three months ended March 31,
	2005	2004

Reported net income	$426	$14
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compesation expense, determined under the fair value method, net of tax	(111)	(111)
Proforma net income (loss)	$315	$(97)

Reported basic net income per share	$0.05	$—
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compesation expense, determined under the fair value method, net of tax	(0.02)	(0.01)
Proforma net income (loss)	$0.03	$(0.01)

Reported diluted net income per share	$0.04	$—
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	(0.01)	(0.01)
Proforma net income (loss)	$0.03	$(0.01)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Expected life (years)	5 years	5 years
Risk-free interest rate	3.90%	3.00%
Expected volatility	50%	40%
Expected dividend yield	—	—

There were no options granted in the three month period ended March 31, 2005.

5.             Segments.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Revenues from unrelated entities (1):
Americas	$19,540	$15,010
International	11,838	2,710
	$31,378	$17,720
Income (loss) from operations:
Americas	$389	$781
International	440	(630)
	$829	$151

Interest expense, net:
Americas	$48	$(3)
International	59	64
	$107	$61

(1)  Note:  Revenues from Australia exceeded 10% of total revenues for the three month period ended March 31, 2005.  Revenues from Australia totaled $9,844  for the three month period. Revenues from individual foreign countries did not exceed 10% of total revenues during the corresponding period in 2004.  (See Note 16).

The Company has revenues from external customers from the following product lines:

	Three months ended March 31,
	2005	2004
Product lines
Enclosures	$13,736	$14,822
Water related products	15,496	1,056
Connectivity	2,032	1,632
Other	114	210
	$31,378	$17,720

The Company has identifiable assets in the following geographic regions:

	March 31, 2005	December 31, 2004
	(Unaudited)
Identifiable Assets:
Americas	$41,549	$43,335
International	33,114	35,563
	$74,663	$78,898

6.             Recent Accounting Pronouncements.  On March 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB

Staff Position (“FSP”) FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  FSP FIN 46(R)-5 provides guidance on whether a reporting enterprise should consider if it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46(R)-5 requires that if an entity has a controlling financial interest in a VIE, the assets and liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity.  FSP FIN 46(R)-5 is effective in the first reporting period beginning after March 3, 2005 in accordance with the transition provisions of FIN46(R).  The Company does not expect that the provisions of FSP FIN 46(R)-5 will have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards  (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company believes that implementing SFAS No. 151 will not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)).  This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures.  Management has not yet determined the effect of adopting SFAS 123(R) but estimates a potential impact of approximately $200 net of tax in 2006.

7.             Restructuring Charges.  In the fourth quarter of 2003, the Company evaluated International operations to improve profitability.  A plan was developed to close a manufacturing facility in International operations by June 2004.  As part of the plan, there was a reduction of approximately 39 employees in the International operations.  The restructuring charge totaled $1,565.  The principal components of the 2003 restructuring charge involved the closure of facilities and a reduction in head count.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The Company anticipates that the restructuring will be completed by December 31, 2005.  The changes in the accrual for restructuring charges during the three month period ended March 31, 2005 are summarized in the table below:

	Facilities	Workforce Reduction	Total

Restructuring accrual balance at December 31, 2004	$147	$3	$150
Costs incurred in the three months ended March 31, 2005	15	—	15
Restructuring accrual balance at March 31, 2005	$132	$3	$135

8.             Sale Leaseback Agreement.   In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in

Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  As of March 31, 2005, the unamortized balance of the deferred gain is $438 and is being amortized over the ten-year lease base term.

9.             Income Taxes.   The effective tax rate of 29.8% for the three months ended March 31, 2005 differed from the statutory rate of

34.0% primarily due to a larger percentage of consolidated income generated by an International segment with a tax rate lower than the statutory rate.  In addition, another International segment generated $141 income in the quarter with no related tax expense due to existing operating loss carryforwards.

The Federal income taxes of the Company for the years ended December 31, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”).  Included in the examination of the 2001 tax year is a credit for research and development (“R&D”).  The IRS is also examining an R&D credit included in the December 31, 2002 tax year.  The IRS has denied the R&D credit for both the 2001 and 2002 tax years.  The cumulative amount of R&D credit denied by the IRS is $409.  The Company believes that it has meritorious defenses for the R&D credits and intends to vigorously defend its position upon appeal.  The Company has recorded an accrual for a portion of the R&D credit that is in dispute.  Management believes that the ultimate outcome of IRS audits for the years ended 2000, 2001 and 2002 will not have a material adverse impact on the Company’s consolidated results of operations or financial position.

10.           Commitments and Contingencies.   In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest for the period of January 1, 1996 through December 31, 1999.  The Company appealed the assessment and provided the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit additional sales and use tax to the State of Texas.  The State of Texas agreed to a reduction of the amount tax owed to $587 plus interest of $281.  The Company has paid the State of Texas $400.  The Company is currently in the process of negotiating with the State of Texas to reduce the amount of interest owed.  The Company has accrued substantially all of the assessment and believes the ultimate outcome will not have a material impact on the Company’s consolidated results of operations or financial position.

As of March 31, 2005 the Company has placed purchase orders totaling $10,441 with its suppliers for deliveries through March 31, 2006.

11.           Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS

Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The account is currently in arrears.  The amount due from RMS Communications, Inc. included in accounts receivable at March 31, 2005 is $251.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.  No reserve has been recorded against the receivable at March 31, 2005.  The Company purchases RF devices from Mr. Napolitano and from other sources depending on price and supply of product.  The RF devices purchased from Mr. Napolitano’s firm in 2004 approximated $87 and were used as components in the Company’s product lines.  The purchases in 2004 did not result in a cash payment to Mr. Napolitano as the amounts owed were used to offset the accounts receivable.  There were no purchases from Mr. Napolitano’s company in the three months ended March 31, 2005.

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with William H. Channell, Sr., a principal stockholder and Chairman of the Board of the Company. The term of both leases is through December 31, 2005, with two five-year renewal options.  Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $321 and $334 for the three months ended March 31, 2004, and 2005 respectively.  The Company believes that at the time the leases were consummated, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party.

The Company’s facilities in Orange, Dalby, Terang and Adelaide Australia are leased from shareholders of the Company.  These shareholders are former owners of Bushman Tanks.  The facilities comprise 94,000 square feet of manufacturing, warehouse and office space.  The lease term on all four facilities is through February 28, 2010 with a five-year renewal option.  The rent expense paid under the leases in the three months ended March 31, 2005 was $86.  The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in liabilities is $237 related to these unfavorable leases.

12.           Concentrations.     Sales to Verizon of $9,482 in the first three months of 2005 represented 30.2% of the Company’s sales in the period.  Sales to Verizon of $1,642 in the first three months of 2004 represented 9.3% of the Company’s sales.  The second largest customer in the first three months of 2005 was Comcast with sales of $1,958 representing 6.2% of the Company sales.  Sales to Comcast of $3,702 in the first three months of 2004 represented 20.9% of the Company’s sales for the period.

Accounts receivable with Verizon of $3,744 and with Comcast of $879 represented 27.8% and 6.5%, respectively, of Company accounts receivable at March 31, 2005.  Accounts receivable with Comcast of $1,821 and with Verizon of $811 represented 13.1% and 5.8%, respectively, of Company accounts receivable at March 31, 2004.

13.           Guarantees.  In 1997, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $754.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At March 31, 2005, the outstanding loan balance subject to the guarantee totaled $576.

14.           Goodwill and Other Intangible Assets.   The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of our foreign subsidiaries.  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment.  The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman’s reporting unit) or whenever events or changes in circumstance indicate that expected future discounted cashflows may be insufficient to support the carrying amount of the asset.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  Inherent uncertainties exist in determining and applying such factors.

In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  The Share and Asset Purchase Agreement provides for contingent consideration of $2,800.  If paid, the contingent consideration shall result in additional goodwill.  In the event that the Bushman Tanks business achieves specified sales targets in 2005 and 2006, $1,400 is payable to the sellers. In addition, $1,400 may be paid to the sellers if certain cost reduction targets are achieved.  The sellers will receive one-half of the amounts of the cost reductions in the specified cost items that are achieved between 2005 through 2009.  In the event that the cost incurred for these items exceeded a predetermined threshold, the seller would be liable to the Company for the amount of the cost exceeding the threshold.  Management is unable to assess, as of March 31, 2005, whether any contingent consideration will be required.  The changes in the net carrying amounts of goodwill for the three months ended March 31, 2005 are as follows:

Goodwill
Intangible balance at December 31, 2004	$14,724

Effect of foreign currency translation	(191)
Intangible balance at March 31, 2005	$14,533

Included in the Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause where by the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value to be $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight line basis.  As of March 31, 2005, the Company had the following acquired intangible asset recorded:

Non-Compete Agreement

Gross carrying amount	$1,784

Accumulated amortization	(88)
Net carrying amount	$1,696

The following table summarizes the estimated annual pretax amortization expense for the non-compete intangible asset:

Fiscal Year
2005 (remainder of year)	$134
2006	179
2007	179
2008	179
2009	179
Thereafter	846
Total	$1,696

15.           Loan and Security Agreements.  The Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States in September 2002.  Maximum borrowings available under this facility total $25,000.  The Agreement has a $1,000 sub-limit for letters of credit.  As of March 31, 2005, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio and other financial covenants.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The lockbox receipts automatically reduce the outstanding balance of the revolving credit balance, if any.  The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at March 31, 2005.  The Loan and Security Agreement also contains a three-year term loan and is repayable in equal quarterly payments based on a five-year amortization schedule with a balloon payment at maturity.  Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR.  At March 31, 2005, the outstanding balance of the term loan was $2.6 million.  The weighted average interest rate under the term loan was 4.79% at March 31, 2005.  The Company was in compliance as of March 31, 2005 with the covenants of the Loan and Security Agreement.

Channell Pty Ltd., a subsidiary of the Company, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004.  The loan contains a revolving line of credit for working capital needs with a maximum available borrowing of Australia dollars $1,200, which translated at March  31, 2005 exchange rates is approximately $925 US dollars.  Channell Pty Ltd. is required to comply with an interest coverage ratio.  The Agreement contains various financial and operating covenants that impose limitations on Channell Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, and sell assets except in the ordinary course of business.  The agreement is reviewed annually with the bank for renewals.  The Agreement contractually obligates Channell Pty Ltd. to repay the revolving credit facility as Channell Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should Channell Pty Ltd. come into a default which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at March 31, 2005.  Channell Pty Ltd. was in compliance as of March 31, 2005 with the covenants of the Loan and Security Agreement.

Channell Bushman Pty Ltd., a subsidiary of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004.  The loan contains a five-year term loan with maximum borrowings of Australia dollars $8,000 that expires in July 2009, a revolving credit facility with maximum borrowings of Australia dollars $2,000, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of Australia dollars $1,800, and a capital expenditure facility with maximum borrowings of Australia dollars $6,000.  Translated into US dollars at March 31, 2005 exchange rates, the maximum borrowings are approximately:  five-year term loan $6,200, revolving credit facility $1,500, “earn-out” facility $1,400, and capital expenditure facility $4,700 million.  The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd. is required to comply with an interest coverage ratio, debt service ratio, Debt/EBIT ratio and capital adequacy ratio.  The Agreement contractually obligates Channell Bushman Pty Ltd. to repay the revolving credit facility as Channell Bushman Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  Channell Bushman Pty Ltd. had an outstanding balance of US $991 on the revolving credit facility at March 31, 2005.  The weighted average interest rate was 6.9%. There were no balances outstanding under the “earn-out” facility, or capital expenditure facility as of March 31, 2005.  At March 31, 2005, the outstanding balance on the term loan was US $5,236.  The weighted average interest rate was 5.65%.  Channell Bushman Pty Ltd. was in compliance as of March 31, 2005 with the covenants of the Loan and Security Agreement.

16.           Acquistion.   In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman

Tanks, a manufacturer of rotational molded plastic (polyethylene) water storage tanks.  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2004.  The pro forma information includes the historical operations of the Company and Bushman Tanks (translated at the average currency exchange rate for the applicable period) and gives effect to the acquisition as if it had occurred at the beginning the applicable period.  The pro forma financial information is based upon available information and assumptions and adjustment that the Company believes are reasonable.  The pro forma financial information does not purport to represent what our results of operations actually would have been had the transaction been effect on the assumed date.

Amounts in thousands, except per share data

Three months ended March 31, 2004 Pro Forma

Net sales	$25,276

Net income (loss)	(163)

Net income (loss) per share

Basic	$(0.02)

Diluted	$(0.02)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the three months ended March 31, 2005.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004

Net Sales.  Net sales in the first three months of 2005 were $31.4 million, an increase of $13.7 million or 77% compared to the first three months of 2004.  The increase is due to the addition of the acquired company and growth in both the core Americas and International segments.

Americas net sales were $19.5 million in the first three months of 2005, an increase of $4.6 million or 30% over the same period in 2004. The increase was due primarily to higher sales to Verizon.  The major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales were $11.8 million, an increase of $9.1 million or 337%.  The increase is primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Verizon of $9.5 million in the first three months of 2005 represented 30.2% of Company sales in the period.  Sales to Verizon of $1.6 million in the first three months of 2004 represented 9.3% of the Company’s sales.  The second largest customer in the first three months of 2005 was Comcast with sales of $2.0 million representing 6.2% of the Company’s sales.  Sales to Comcast of $3.7 million in the first three months of 2004 represented 20.9% of the Company’s sales for the period.

Gross Profit.  Gross profit in the first three months of 2005 was $9.2 million, an increase of $3.9 million or 73% over the first three months of 2004. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment was unchanged at $4.8 million in both the 2005 and 2004 period.  The product mix in the Americas changed in the 2005 period to a higher percentage of products purchased for resale that the Company sells as a package with core product lines.  The resale products have lower gross margins than products produced internally.  A secondary factor is increased raw material costs for plastic and steel in the Americas.  Gross profit of $4.4 million in the International segment, a $3.9 million increase over the 2004 period, was due to the addition of the acquired company and the closure of a manufacturing facility in the United Kingdom.  The closure of the United Kingdom facility lowered the overhead cost structure of International operations primarily due to the elimination of facility lease costs, middle management and indirect support costs.

As a percentage of net sales, gross profit decreased from 30.2% in the first three months of 2004 to 29.4% in the first three months of 2005.  The decline is due primarily to the unfavorable product mix and increased raw material costs for plastic and steel in the Americas segment, largely offset by higher margins in the International segment as noted above.

Selling.  Selling expenses were $4.8 million in the first three months of 2005, an increase of $2.2 million or 86% from the first three months of 2004.  The increase is due primarily to the addition of selling expenses of the acquired company.

As a percentage of net sales, selling expense increased from 14.7% in the 2004 period to 15.4% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $2.9 million in the first three months of 2005, an increase of $0.8 million or 38.4%.  The increase is due primarily to the addition of the general and administrative expenses of the acquired company.  In addition, the Company incurred costs associated with a project to review its internal control structure in relation to the requirements of the Sarbanes Oxley Act of approximately $0.2 million.

As a percentage of net sales, general and administrative expense decreased from 11.8% in the 2004 period to 9.2% in the 2005 period.  The decrease is due to the increased sales level without a corresponding increase in general and administrative costs.

Research and Development.  Research and development expenses were $0.7 million in the first three months of 2005, an increase of $0.2 million or 34.1% from the first three months of 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses decreased from 2.8% in the first three months of 2004 to 2.1% in the first three months of 2005.

Income from Operations.  As a result of the items discussed above, income from operations increased $0.7 million or 449% over the first three months of 2004 to $0.8 million in the first three months of 2005.  Operating margin as a percent of sales increased from 0.9% to 2.6%.

Interest Expense, Net.  Net interest expense was $0.1 million in the first three months of 2004 and 2005.

Income Taxes.  Income tax expense was $0.1 million in the first three months of 2004 and $0.2 million in the first three months of 2005.  The effective tax rate was 29.8% in the first three months of 2005 and 84.4% for the same period in 2004.  In 2004, the Company reported a profit before tax on a consolidated basis, which consisted of a profit in the Americas and a loss in International.  There was no tax benefit associated with the International loss.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.9) million for the three months ended March 31, 2005, compared to net cash provided by operating activities of $0.7 million in same period ended 2004, a decrease of $2.6 million.  The cash used in operating activities in 2005 is primarily due to the reduction in accounts payable of $4.4 million.  The Company had extended vendor payment terms in the fourth quarter of 2004.  Cash used in the reduction in accounts payable in 2005 is partially offset by cash provided by lower accounts receivable and inventory balances.

Net cash used in investing activities was ($0.8) million for the three months ended March 31, 2005, compared to ($0.4) million in the 2004 period.  The increase in 2005 is due to an increase in acquisition of property and equipment.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2005, compared to net cash used in financing activities of ($0.3) million in the same period of 2004.

Cash and cash equivalents on March 31, 2005 were $3.0 million, a decrease of $2.5 million from December 2004.  The decrease in cash was due primarily to the reduction in accounts payable noted above.

Net accounts receivable decreased to $13.5 million at March 31, 2005 from $13.9 million at December 31, 2004.  Days sales outstanding increased slightly from 37 days at December 31, 2004 to 39 days at March 31, 2005.

Inventories decreased to $13.4 million at March 31, 2005 from $14.2 million at December 31, 2004.  Days inventory increased from 52 days at December 31, 2004 to 55 days at March 31, 2005.

Accounts payable decreased from $16.1 million at December 31, 2004 to $11.6 million at March 31, 2005.  The decrease is due primarily to the reduction of vendor payment terms in the first quarter of 2005.  Payment terms were extended in the fourth quarter of 2004.  Days payables were 59 days at December 31, 2004 and 47 days at March 31, 2005.

The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 15 will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2005. The Company’s term loan under the three-year Loan and Security Agreement with an asset-based lender comes due in September 2005.  The Company is currently considering various financing options.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of March 31, 2005:

(amounts in thousands)	April 1, 2005 - March 31, 2006	April 1, 2006 - March 31, 2008	April 1, 2008 -March 31, 2010	April 1, 2010 and Beyond	Total

Contractual Obligations
Debt (1)	$4,814	$2,464	$1,540	$—	$8,818
Capital Lease Obligations (2)	35	111	—	—	146
Operating Lease Obligations(3)	2,244	2,140	2,094	1,667	8,145
Employment Contracts (4)	796	1,500	497	—	2,793
Purchase Obligations (5)	10,441	—	—	—	10,441
	$18,330	$6,215	$4,131	$1,667	$30,343

(1)   The Company entered into a three-year Loan and Security Agreement which includes a term loan and revolving line of credit with an asset-based lender in the United States on September 25, 2002.  A subsidiary of the Company entered into a one-year Loan and Security Agreement which includes a revolving line of credit with a commercial bank in Australia in July 2004.  Another subsidiary of the Company entered into a five-year Loan and Security Agreement which includes a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia in August 2004.  The three financing agreements listed above bear interest at variable rates.  Only the outstanding principal amounts are included in the Contractual Obligation table.

(2)   Includes both principal and interest.

(3)   The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012.

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

(5)   The Company believes it has adequate sources of supply for the raw materials used in its manufacturing processes and it attempts to develop and maintain multiple sources of supply in order to extend the availability and encourage competitive pricing of these materials.  Most plastic resins are purchased under annual or multi-year pricing agreements to stabilize costs and improve supplier delivery performance.  The Company is not contractually obligated to purchase product over the life of these agreements.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed the debt of the Company’s principal stockholder and Chairman of the Board of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At March 31, 2005, the outstanding loan balance subject to the guarantee totaled $576,000.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so it considers these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that the Company make estimates in the preparation of its financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made herein are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others: (1) the communications industry is in a state of rapid technological change which can render the Company’s products obsolete or unmarketable; (2) any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition; (3) a relatively small number of telecommunications customers account for a large percentage of the Company’s available market; (4) the Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales and the demand for products within this industry depends primarily on capital spending by service providers; (5) the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes; (6) the Company’s water related sales could be materially affected by weather conditions and government regulation; (7) the Company is subject to the risks of conducting business internationally; and (8) the industries in which the Company operates are highly competitive.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in the Company’s market sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

The Company and its subsidiaries have entered into three financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States.  The agreement contains a term loan and a revolving line of credit.  In July 2004, a subsidiary of the Company entered into a one-year Loan and Security Agreement which contains a revolving line of credit with a commercial bank in Australia.  In August 2004, another subsidiary of the Company entered into a five-year Loan and Security Agreement which contains a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at March 31, 2005 of approximately $8.8 million, would have changed interest expense by approximately $0.02 million for the three months ended March 31, 2005.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates.  Assets and liabilities outside the United States are primarily located in the United Kingdom, Australia, and Canada.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar is generally considered long-term.  Accordingly, the Company does not hedge these investments.  The Company also purchases a limited portion of its raw materials from foreign countries.  These purchases are generally denominated in U.S. dollars and are accordingly not subject to exchange rate fluctuations.  The Company has minimal foreign currency transaction gains or losses.  The Company has not engaged in forward purchases of foreign currency and other similar contracts to reduce its economic exposure to changes in exchange rates because the associated risk is not considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2005 (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

To satisfy their responsibility for financial reporting, the Company’s Chief Executive Officer “CEO” and Chief Financial Officer “CFO” have established internal controls for financial reporting which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the Company’s management in order to ensure compliance.  In addition, the Company’s Audit Committee meets regularly with management and the independent accountants to review accounting, auditing and financial matters.  The Audit Committee and the independent accountants have free access to each other, with or without management being present.

The Bushman Tanks business was acquired in August of 2004.  The Company has implemented a number of actions to ensure the accuracy of financial reporting and adequacy of internal controls.  These actions include a review of the Bushman Tanks accounting operations and systems during the acquisition due diligence, an audit of the Bushman Tanks financial records for the twelve months ended June 30, 2004, the hiring of a Finance Director for the Australia/Asia region of Channell which includes Bushman Tanks and the monthly review of Bushman Tanks financial statements by the Company’s CFO. The Company initiated a project in December of 2004 to implement in Bushman Tanks the Oracle information system used in all of Channell operations and to transfer the accounting operations to its Sydney finance and accounting staff.  In February 2005, Oracle general ledger, accounts payable and fixed assets were implemented in Bushman Tanks.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                  OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement)(1)
10.2.2*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(8)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (10)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (10)
10.4*	Employment Agreement between the Company and William H. Channell, Sr., dated July 8, 1996 (1)
10.6*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.19*	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20*	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
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

Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand.(11)
14	Channell Commercial Corporation Code of Business Conduct and Ethics (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (12)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO; and Scott Kiefer, Interim CFO. (12)

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

(5)       Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

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

(10)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(11)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(12)     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005		CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/s/ SCOTT KIEFER
Scott Kiefer
Corporate Controller and Interim Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

####