Form 10-Q
period 2005-06-30
CHANNELL COMMERCIAL CORP
filed 2005-08-15
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐    No ☒

9,476,916 shares of common stock of the Registrant were outstanding at August 9, 2005.

PART 1 –  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Net sales	$63,738	$39,023	$32,360	$21,303
Cost of goods sold	43,776	27,751	21,632	15,375

Gross profit	19,962	11,272	10,728	5,928
Operating expenses
Selling	9,907	5,299	5,064	2,696
General and administrative	5,564	3,827	2,675	1,739
Research and development	1,506	1,065	833	563
	16,977	10,191	8,572	4,998
Income from operations	2,985	1,081	2,156	930

Interest expense, net	230	150	123	89

Income before income taxes	2,755	931	2,033	841

Income taxes (benefit)	926	—	711	(76)

Net income before minority interest	1,829	931	1,322	917

Minority interest	126	—	45	—

Net income	$1,703	$931	$1,277	$917

Net income per share
Basic	$0.18	$0.10	$0.13	$0.10

Diluted	$0.17	$0.10	$0.13	$0.10

Net income	$1,703	$931	$1,277	$917

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(473)	(581)	(208)	(630)

Comprehensive income	$1,230	$350	$1,069	$287

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands)

	June 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$3,604	$5,453
Accounts receivable, net	13,874	13,936
Inventories	13,844	14,164
Deferred income taxes	1,839	1,951
Prepaid expenses and misc. receivables	1,043	859
Income taxes receivable	1,491	1,323
Total current assets	35,695	37,686

Property and equipment at cost, net	19,337	19,301
Deferred income taxes	3,711	4,460
Goodwill	14,382	14,724
Intangible assets, net	1,634	1,763
Other assets	831	964

	$75,590	$78,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,190	$16,111
Short term debt (including current maturities of long term debt)	4,608	4,332
Current maturities of capital lease obligations	17	36
Accrued restructuring liability	52	150
Accrued expenses	7,724	7,619
Total current liabilities	23,591	28,248

Long term debt, less current maturities	4,267	4,368
Capital lease obligations, less current maturities	101	104
Deferred gain on sale leaseback transaction	423	453
Commitments and contingencies	—	—
Minority Interest	2,892	2,824

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,608 shares at December 31, 2004 and 9,661 at June 30, 2005; outstanding - 9,364 shares at December 31, 2004 and 9,417 at June 30, 2005	97	96
Additional paid-in capital	29,855	29,671
Treasury stock - 244 shares in 2004 and 2005	(1,871)	(1,871)
Retained earnings	15,669	13,966
Accumulated other comprehensive income - Foreign currency translation	566	1,039

Total stockholders’ equity	44,316	42,901

Total liabilities and stockholders’ equity	$75,590	$78,898

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,703	$931
Adjustments to reconcile net income to net cash provided by operating activities.
Depreciation and amortization	2,306	2,297
Deferred income taxes	849	221
Gain on disposal of fixed asset	(6)	(20)
Amortization of deferred gain on sale leaseback	(30)	(30)
Minority interest	126	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(148)	(252)
Inventories	152	(200)
Prepaid expenses	(193)	(50)
Other assets	179	(68)
Income taxes receivable	(158)	(640)
Increase (decrease) in liabilities:
Accounts payable	(4,728)	1,567
Accrued expenses	184	715
Restructuring liability	(91)	(1,003)

Net cash provided by operating activities	145	3,468

Cash flows from investing activities:
Acquisition of property and equipment	(2,428)	(1,510)
Proceeds from the sales of property and equipment	24	24

Net cash used in investing activities	(2,404)	(1,486)

Cash flows from financing activities:
Repayment of debt	(963)	(476)
Borrowings from credit facilities	1,286	—
Borrowings (Repayment) of obligations under capital lease	(18)	27
Exercise of employee stock options	185	—

Net cash provided by (used in) financing activities	490	(449)

Effect of exchange rates on cash	(80)	(217)

(Decrease) increase in cash and cash equivalents	(1,849)	1,316

Cash and cash equivalents, beginning of period	5,453	9,527

Cash and cash equivalents, end of period	$3,604	$10,843

Cash paid during the period for:
Interest	$261	$106

Income taxes	$217	$601

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2005

(UNAUDITED)

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2005	9,608	$96	$29,671	244	$(1,871)	$13,966	$1,039	$42,901

Exercise of employee stock options	53	1	184					185
Foreign currency translation							(473)	(473)
Net income for the period						1,703		1,703

Balance, June 30, 2005	9,661	$97	$29,855	244	$(1,871)	$15,669	$566	$44,316

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005 and 2004

(amounts in thousands, except per share data)

1.           Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2005 and the results of its operations for the three months and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and June 30, 2004.  The results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

2.           Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows:

	June 30,	December 31,
	2005	2004

Raw Materials	$7,289	$4,777
Work-in-Process	3,050	3,050
Finished Goods	3,505	6,337
	$13,844	$14,164

3.           Income per share.  Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the six month and three month periods ended June 30, 2005 and 2004.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income per share computations for the six month and three month periods ended June 30, 2005 and 2004 (shares in thousands):

	Six months ended June 30,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,386	$0.18	9,128	$0.10
Effect of dilutive stock options	415	0.01	14	—
Diluted income per share	9,801	$0.17	9,142	$0.10

	Three months ended June 30,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,394	$0.13	9,128	$0.10
Effect of dilutive stock options	327	—	6	—
Diluted income per share	9,721	$0.13	9,134	$0.10

The following options were not included in the computation of diluted income per share due to their antidilutive effect.

	Six months ended June 30,
	2005	2004

Options to purchase shares of common stock	68	1,413
Exercise prices	$10.06 - $13.75	$4.25 - $13.75
Expiration dates	July 2006 - July 2010	July 2006 - May 2014

	Three months ended June 30,
	2005	2004

Options to purchase shares of common stock	71	1,473
Exercise prices	$6.65 - $13.75	$4.25 - $13.75
Expiration dates	July 2006 - May 2015	July 2006 - May 2014

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

      Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the disclosure requirements of SFAS 123, the Company’s net income and income per share would have been:

	Six months ended June 30,
	2005	2004
Reported net income	$1,703	$931
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(243)	(221)
Proforma net income	$1,460	$710

Reported basic net income per share	$0.18	$0.10
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.02)	(0.02)
Proforma basic net income per share	$0.16	$0.08

Reported diluted net income per share	$0.17	$0.10
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.02)	(0.02)
Proforma diluted net income per share	$0.15	$0.08

	Three months ended June 30,
	2005	2004
Reported net income	$1,277	$917
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(132)	(111)
Proforma net income	$1,145	$806

Reported basic net income per share	$0.13	$0.10
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.01)	(0.01)
Proforma basic net income per share	$0.12	$0.09

Reported diluted net income per share	$0.13	$0.10
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.01)	(0.01)
Proforma diluted net income per share	$0.12	$0.09

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Periods ended June 30,
	2005	2004
Expected life (years)	5 years	5 years
Risk-free interest rate	3.90%	3.50%
Expected volatility	50%	40%

5.          Segments.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the six months and three months ended June 30, 2005 and 2004:

	Six months ended June 30,
	2005	2004
Revenues from unrelated entities (1):
Americas	$38,376	$32,782
International	25,362	6,241
	$63,738	$39,023
Income (loss) from operations:
Americas	$1,943	$2,295
International	1,042	(1,214)
	$2,985	$1,081

Interest expense, net:
Americas	$102	$27
International	128	123
	$230	$150

(1)  Note:  Revenues from Australia exceeded 10% of total revenues for the six month period ended June 30, 2005.  Revenues from Australia totaled $21,170 for the six month period.  Revenues from individual foreign countries did not exceed 10% of total revenues during the corresponding period in 2004.  (See Note 16).

	Three months ended June 30,
	2005	2004
Revenues from unrelated entities (1):
Americas	$18,836	$17,772
International	13,524	3,531
	$32,360	$21,303
Income (loss) from operations:
Americas	$1,554	$1,514
International	602	(584)
	$2,156	$930

Interest expense, net:
Americas	$54	$30
International	69	59
	$123	$89

(1)  Note:  Revenues from Australia exceeded 10% of total revenues for the three month period ended June 30, 2005.  Revenues from Australia totaled $11,326 for the three month period.  Revenues from individual foreign countries did not exceed 10% of total revenues during the corresponding period in 2004.  (See Note 16).

The Company has revenues from external customers from the following product lines:

	Six months ended June 30,
	2005	2004
Product lines
Enclosures	$28,505	$31,166
Water related products	30,395	3,149
Connectivity	4,565	4,076
Other	273	632
	$63,738	$39,023

	Three months ended June 30,
	2005	2004
Product lines
Enclosures	$14,769	$16,344
Water related products	14,899	2,093
Connectivity	2,533	2,444
Other	159	422
	$32,360	$21,303

The Company has identifiable assets in the following geographic regions:

	June 30, 2005	December 31, 2004

Identifiable Assets:
Americas	$40,662	$43,335
International	34,568	35,563
	$75,230	$78,898

6.                  Recent Accounting Pronouncements.  On March 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”)  FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.”  FSP FIN 46(R)-5 provides guidance on whether a reporting enterprise should consider if it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE.  FSP FIN 46(R)-5 requires that if an entity has a controlling financial interest in a VIE, then the assets and liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity.  FSP FIN 46(R)-5 is effective in the first reporting period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46(R).  The provisions of FSP FIN 46(R)-5 had no impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company believes that implementing SFAS No. 151 will not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)).  This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures.  Management estimates a potential impact of approximately $500 net of tax for 2006.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The Company anticipates that the restructuring will be completed by December 31, 2005.  The changes in the accrual for restructuring charges during the six month period ended June 30, 2005 are summarized in the table below:

		Workforce
	Facilities	Reduction	Total

Restructuring accrual balance at December 31, 2004	$147	$3	$150
Costs incurred in the six months ended June 30, 2005	98	—	98
Restructuring accrual balance at June 30, 2005	$49	$3	$52

8.                  Sale Leaseback Agreement.  In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  The unamortized balance of the deferred gain is being amortized over the ten-year lease base term, and as of June 30, 2005, such balance was $423.

9.                  Income Taxes.  The effective tax rate of 33.6% for the six months ended June 30, 2005 differed from the combined federal and state statutory rate of 39.8% primarily due to a larger percentage of consolidated income generated by an International segment with a tax rate lower than the statutory rate.  In addition, another International segment generated $323 of income in the first six months with no related tax expense due to existing operating loss carryforwards.

The Federal income taxes of the Company for the years ended December 31, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”).  Included in the examination of the 2001 tax year is a credit for research and development (“R&D”).  The IRS is also examining an R&D credit included in the December 31, 2002 tax year.  The IRS has denied the R&D credit for both the 2001 and 2002 tax years.  The cumulative amount of R&D credit denied by the IRS is $409.  The Company believes that it has meritorious defenses for the R&D credits and intends to vigorously defend its position upon appeal.  The Company has recorded an accrual in the amount of $328 for a portion of the R&D credit that is in dispute.  Management believes that the ultimate outcome of IRS audits for the years ended 2000, 2001 and 2002 will not have a material adverse impact on the Company’s consolidated results of operations or financial position.

10.                Commitments and Contingencies.  In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest for the period of January 1, 1996 through December 31, 1999. The Company appealed the assessment and provided the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas agreed to a reduction of the amount owed to $587 plus interest of $330. The Company has paid the State of Texas the entire amount of the assessment and interest owed of $917. The Company has accrued for the remaining sales and use tax assessments, including interest, from the State of Georgia of $119 and the State of Massachusetts of $16. The ultimate outcome of the tax assessments from the State of Georgia and the State of Massachusetts will not have a material impact on the Company’s consolidated results of operations or financial position.

For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers.  In 2004, the Company’s customers began to report failure of Carson boxes in the field.  The Company has determined that certain boxes sold to the Company by Carson in 2004, and thereafter, did not conform to certain specifications and/or did not perform properly in the field.  On June 9, 2005, Carson filed a lawsuit against the Company (Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759), principally seeking approximately $360 for product sold to the Company but not yet paid for.  On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.  The Company has not stated a specific dollar remedy that it is seeking from Carson.  The Company intends to vigorously defend the Carson lawsuit and prosecute its own claims against Carson.

As of June 30, 2005 the Company has placed purchase orders totaling $7,376 with its suppliers for deliveries through June 30, 2006.

11.                Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  The account is currently in arrears.  The amount due from RMS Communications, Inc. included in accounts receivable at June 30, 2005 is $251.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.  No reserve has been recorded against the receivable at June 30, 2005.  The Company purchases RF devices from Mr. Napolitano and from other sources depending on price and supply of product.  The RF devices purchased from Mr. Napolitano’s firm in 2004 approximated $87 and were used as components in the Company’s product lines.  The purchases in 2004 did not result in a cash payment to Mr. Napolitano as the amounts owed were used to offset the account receivable.  There were no purchases from Mr. Napolitano’s company in the six months ended June 30, 2005.

     The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust. The lease term of the lease for 108,000 square feet is through December 31, 2015. The lease term of the lease for 153,000 square feet is through December 31, 2005, with two five-year renewal options. Both leases provide for payments of insurance, repairs, maintenance and property taxes. Rent expense paid under the leases was $642 and $667 for the six months ended June 30, 2004, and 2005 respectively. The Company believes that at the time the leases were consummated, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party. Under FIN 46 and FIN 46(R), the Company and the Channell Family Trust do not qualify as “variable interest entities” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., the administrator of the Channell Family Trust has the direct ability to make decisions about the Trust’s activities.

The Company’s facilities in Orange, Dalby, Terang and Adelaide Australia are leased from shareholders of the Company.  These shareholders are former owners of Bushman Tanks.  The facilities comprise 94,000 square feet of manufacturing, warehouse and office space.  The lease term on all four facilities is through February 28, 2010 with a five-year renewal option.  The rent expense paid under the leases in the six months ended June 30, 2005 was $168.  The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in liabilities is $218 related to these unfavorable leases.

12.                Concentrations.  Sales to Verizon of $16,172 in the first six months of 2005 represented 25.4% of the Company’s sales in the period.  Sales to Verizon of $5,400 in the first six months of 2004 represented 13.7% of the Company’s sales.  The second largest customer in the first six months of 2005 was Comcast with sales of $4,530, representing 7.1% of the Company sales.  Sales to Comcast of $8,600 in the first six months of 2004 represented 22.1% of the Company’s sales for the period.

Accounts receivable from Verizon of $2,110 and from Comcast of $1,277 represented 15.2% and 9.2%, respectively, of Company accounts receivable at June 30, 2005.  Accounts receivable from Comcast of $1,931 and from Verizon of $1,727 represented 19.0% and 17.0%, respectively, of Company accounts receivable at June 30, 2004.

13.                Guarantees. In 1997, the Company guaranteed debt of the Channell Family Trust. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. The Company has not recorded a liability for this guarantee. If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Trust. At June 30, 2005, the outstanding loan balance subject to the guarantee totaled $569. The Company and the Channell Family Trust do not qualify as “variable interest entities” subject to consolidation under FIN 46 or FIN 46(R) since there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan. Under FIN 46 and FIN 46 (R), the Company and the Channell Family Trust do not qualify as “variable interest entities” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., the administrator of the Channell Family Trust has the direct ability to make decisions about the Trust’s activities.

14.                Goodwill and Other Intangible Assets.  The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries.  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.  The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman’s reporting unit) or whenever events or changes in circumstance indicate that expected future discounted cash flows may be insufficient to support the carrying amount of the asset.  The test involves significant judgment in estimating fair value determined through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  The Company has tested Bushman’s goodwill at June 30, 2005, utilizing an independent appraiser.  The independent evaluation of Bushman’s goodwill shows there was no impairment at June 30, 2005.  Inherent uncertainties exist in determining and applying the aforementioned factors.

     In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks. The Share and Asset Purchase Agreement provides for total contingent consideration of approximately $2,900 if the Bushman Tanks business achieves certain sales and cost reduction targets. Any amounts paid as contingent consideration will result in additional goodwill. If sales targets in 2005 and 2006 are achieved, a total of $1,500 will be payable to the sellers. Management has assessed that an earn-out of approximately $750 has been earned for achieving the 2005 sales targets as of July 31, 2005. This amount will be booked to goodwill when the Company reports its third quarter 2005 results. If certain cost reduction targets are achieved in 2005 through 2009, the sellers will receive one-half of the amounts of the cost reductions in the specified cost items. In the event that the costs incurred for these items exceeded a predetermined threshold, the seller would be liable to the Company for the amount of the costs exceeding the threshold.

     Management is unable to assess, as of June 30, 2005, whether any additional contingent consideration will be payable. The changes in the net carrying amounts of goodwill for the six months ended June 30, 2005 are as follows:

Goodwill
Intangible balance at December 31, 2004	$14,724
Effect of foreign currency translation	(342)

Intangible balance at June 30, 2005	$14,382

     In the Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause whereby the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value to be Australian dollars $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight line basis.  As of June 30, 2005, the Company had the following acquired intangible asset recorded:

Non-Compete Agreement
Gross carrying amount	$1,600
Accumulated amortization	(133)
Net carrying amount	1,467

Effect on foreign currency translation	167

Intangible balance at June 30, 2005	$1,634

The following table summarizes the estimated annual pretax amortization expense for the non-compete intangible asset:

Fiscal Year
2005 (remainder of year)	$80
2006	160
2007	160
2008	160
2009	160
Thereafter	747
Total	$1,467

Effect on foreign currency translation	167

Intangible balance at June 30, 2005	$1,634

15.                Loan and Security Agreements.  The Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States in September 2002.  Maximum borrowings available under this facility total $25,000.  The Agreement has a $1,000 sub-limit for letters of credit.  As of June 30, 2005, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio and other financial covenants.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The lockbox receipts automatically reduce the outstanding balance of the revolving credit balance, if any.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at June 30, 2005.  The Loan and Security Agreement also contains a three-year term loan that is repayable in equal quarterly payments through December 31, 2005, based on a five-year amortization schedule with a balloon payment at maturity.  Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR.  At June 30, 2005, the outstanding balance of the term loan was $2.3 million.  The weighted average interest rate under the term loan was 4.8% at June 30, 2005.  The Company was in compliance as of June 30, 2005 with the covenants of the Loan and Security Agreement.

Channell Pty Ltd., a subsidiary of the Company, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004.  The loan contains a revolving line of credit for working capital needs with a maximum available borrowing of Australian dollars $1,200, which translated at June 30, 2005 exchange rates is approximately $914 US dollars.  Channell Pty Ltd. is required to comply with an interest coverage ratio.  The Agreement contains various financial and operating covenants that impose limitations on Channell Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, and sell assets except in the ordinary course of business.  The Agreement is reviewed annually with the bank for renewals.  The Agreement contractually obligates Channell Pty Ltd. to repay the revolving credit facility as Channell Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should Channell Pty Ltd. come into a default, which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at June 30, 2005.  Channell Pty Ltd. was in compliance as of June 30, 2005 with the covenants of the Loan and Security Agreement.

Channell Bushman Pty Ltd., a subsidiary of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004.  The loan contains a five-year term loan with maximum borrowings of Australian dollars $8,000 that expires in July 2009, a revolving credit facility with maximum borrowings of Australian dollars $2,000, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of Australian dollars $1,800, and a capital expenditure facility with maximum borrowings of Australian dollars $6,000.  Translated into US dollars at June 30, 2005 exchange rates, the maximum borrowings are approximately:  five-year term loan $6,100, revolving credit facility $1,500, “earn-out” facility $1,400, and capital expenditure facility $4,600.  The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd. is required to comply with an interest coverage ratio, debt service ratio, Debt/EBIT ratio and capital adequacy ratio.  The Agreement contractually obligates Channell Bushman Pty Ltd. to repay the revolving credit facility as Channell Bushman Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  Channell Bushman Pty Ltd. had an outstanding balance of US $1,452 on the revolving credit facility at June 30, 2005.  The weighted average interest rate was 6.9%. There were no balances outstanding under the “earn-out” facility, or capital expenditure facility as of June 30, 2005.  At June 30, 2005, the outstanding balance on the term loan was US $5,067.  The weighted average interest rate was 5.65%.  Channell Bushman Pty Ltd. was in compliance as of June 30, 2005 with the covenants of the Loan and Security Agreement.

16.                 Acquisition.  In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer of rotational molded plastic (polyethylene) water storage tanks.  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2004.  The pro forma information includes the historical operations of the Company and Bushman Tanks (translated at the average currency exchange rate for the applicable period) and gives effect to the acquisition as if it had occurred at the beginning of the applicable period.  The pro forma financial information is based upon available information and assumptions and adjustments that the Company believes are reasonable.  The pro forma financial information does not purport to represent what the Company’s results of operations actually would have been had the transaction been effect on the assumed date.

Amounts in thousands, except per share data

	Six months ended	Three months ended
	June 30, 2004	June 30, 2004
	Pro Forma	Pro Forma

Net sales	$53,640	$28,364
Net income	524	687

Net income per share
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the six months ended June 30, 2005.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004

Net Sales.  Net sales in the first half of 2005 were $63.7 million, an increase of $24.7 million or 63% compared to the first half of 2004.  The increase is due to the addition of the acquired company and growth in both the core Americas and International segments.

Americas net sales were $38.4 million in the first half of 2005, an increase of $5.6 million or 17% over the same period in 2004. The increase was due primarily to higher sales to Verizon.  During the first quarter of fiscal year 2005, the major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales were $25.3 million, an increase of $19.1 million or 306%.  The increase is primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Verizon of $16.2 million in the first six months of 2005 represented 25.4% of the Company’s sales in the period.  Sales to Verizon of $5.4 million in the first six months of 2004 represented 13.7% of the Company’s sales.  The second largest customer in the first six months of 2005 was Comcast, with sales of $4.5 million representing 7.1% of the Company sales.  Sales to Comcast of $8.6 million in the first six months of 2004 represented 22.1% of the Company’s sales for the period.

Gross Profit.  Gross profit in the first half of 2005 was $20.0 million, an increase of $8.7 million or 77% over the first half of 2004. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment was $10.5 million in the first half of 2005 and $10.4 million for the same period of 2004.  The product mix in the Americas segment changed in the 2005 period to include higher volumes of grade level boxes.  Gross profit of $9.5 million in the International segment, a $8.6 million increase over the 2004 period, was due to the addition of the acquired company and the closure of a manufacturing facility in the United Kingdom.  The closure of the United Kingdom facility lowered the overhead cost structure of International operations primarily due to the elimination of facility lease costs, middle management and indirect support costs.

As a percentage of net sales, gross profit increased from 28.9% in the first half of 2004 to 31.3% in the first half of 2005.  The improvement is due primarily to increased volume and margins in the International segment.

Selling.  Selling expenses were $9.9 million in the first six months of 2005, an increase of $4.6 million or 87% from the first six months of 2004.  The increase is due primarily to the addition of selling expenses of the acquired company.

As a percentage of net sales, selling expense increased from 13.6% in the 2004 period to 15.5% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $5.6 million in the first half of 2005, an increase of $1.7 million or 45%.  The increase is due primarily to the addition of the general and administrative expenses of the acquired company as well as funding additional spending at the acquired company for the implementation of the Oracle information system.  In addition, the Company incurred costs of approximately $0.2 million associated with a project to review its internal control structure in relation to the requirements of the Sarbanes Oxley Act.

As a percentage of net sales, general and administrative expense decreased from 9.8% in the 2004 period to 8.7% in the 2005 period.  The decrease is due to the increased sales level without a proportional increase in general and administrative costs.

Research and Development.  Research and development expenses were $1.5 million in the first six months of 2005, an increase of $0.4 million or 41.4% from the first six months of 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses decreased from 2.7% in the first half of 2004 to 2.4% in the first half of 2005.

Income from Operations.  As a result of the items discussed above, income from operations increased $1.9 million or 176% over the first half of 2004 to $3.0 million in the first half of 2005.  Operating margin as a percent of sales increased from 2.8% to 4.7%.

Interest Expense, Net.  Net interest expense was $0.2 million in the first half of 2004 and 2005.

Income Taxes.  Income tax expense was $0.0 million in the first six months of 2004 and $0.9 million in the first six months of 2005.  The effective tax rate was 33.6% in the first six months of 2005 and 0% for the same period in 2004.  In 2004, the Company reported a profit before tax on a consolidated basis, which consisted of a profit in the Americas segment and a loss in the International segment.  The 2005 rate and the 2004 rate benefited from the use of net operating loss carryforwards.

Comparison of the Three Months Ended June 30, 2005 with the Three Months Ended June 30, 2004

Net Sales.  Net sales in the second quarter of 2005 were $32.3 million, an increase of $11.0 million or 51.9% compared to the second quarter of 2004.  The increase is due to the addition of the acquired company and growth in both the core Americas and International segments.

Americas net sales were $18.8 million in the second quarter of 2005, an increase of $1.0 million or 6.0% over the same period in 2004. The increase was due primarily to higher sales to Verizon of grade level boxes.

International net sales were $13.5 million, an increase of $10.0 million or 283%.  The increase is primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Verizon of $6.7 million in the second quarter of 2005 represented 20.7% of Company sales in the period.  Sales to Verizon of $3.7 million in the second quarter of 2004 represented 17.4% of the Company’s sales.  The second largest customer in the second quarter of 2005 was Comcast with sales of $2.5 million, representing 7.9% of the Company’s sales.  Sales to Comcast of $5.0 million in the second quarter of 2004 represented 23.3% of the Company’s sales for the period.

Gross Profit.  Gross profit in the second quarter of 2005 was $10.8 million, an increase of $4.9 million or 81.0% over the second quarter of 2004. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment increased from $5.6 million in 2004 to $5.7 million in 2005.  The product mix in the Americas segment changed in the 2005 period to include higher volumes of grade level boxes.  Gross profit of $5.1 million in the International segment, a $ 4.7 million increase over the 2004 period, was due to the addition of the acquired company and the closure of a manufacturing facility in the United Kingdom.  The closure of the United Kingdom facility lowered the overhead cost structure of International operations primarily due to the elimination of facility lease costs, middle management and indirect support costs.

As a percentage of net sales, gross profit increased from 27.8% in the second quarter of 2004 to 33.2% in the second quarter of 2005.  The improvement is the result of higher margins in the International segment.

Selling.  Selling expenses were $5.1 million in the second quarter of 2005, an increase of $2.4 million or 87.8% from the second quarter of 2004.  The increase is due primarily to the addition of selling expenses of the acquired company.

As a percentage of net sales, selling expense increased from 12.7% in the 2004 period to 15.6% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $2.7 million in the second quarter of 2005, an increase of $1.0 million or 53.8% from the second quarter of 2004.  The increase is due primarily to the addition of the general and administrative expenses of the acquired company.

As a percentage of net sales, general and administrative expense increased from 8.2% in the 2004 period to 8.3% in the 2005 period.

Research and Development.  Research and development expenses were $0.8 million in the second quarter of 2005, an increase of $0.2 million or 48.0% from the second quarter of 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for cable customers.

As a percentage of net sales, research and development expenses remained unchanged at 2.6% in the second quarter of 2005 and 2004.

Income from Operations.  As a result of the items discussed above, income from operations increased $1.2 million or 132% over the second quarter of 2004 to $2.1 million in the second quarter of 2005.  Operating margin as a percent of sales increased from 4.4% to 6.7%.

Interest Expense, Net.  Net interest expense was $0.1 million in the second quarter of 2004 and 2005.

Income Taxes.  Income tax expense was ($0.1) million in the second quarter of 2004 and $0.7 million in the second quarter of 2005.  The effective tax rate was 35.0% in the second quarter of 2005 and (9.0)% for the same period in 2004.  In 2004, the Company reported a profit before tax on a consolidated basis, which consisted of a profit in the Americas segment and a loss in the International segment.  The 2005 rate and the 2004 rate benefited from the use of net operating loss carryforwards.  The effective tax rate increased from 29.8% in the first quarter of 2005 to 35.0% in the second quarter of 2005 as a result of a change in the estimate for 2005 of the tax benefit attributable to foreign losses taxed in the United States.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2005, compared to $3.5 million in the same period in 2004, which is a decrease of $3.4 million.  The cash used in operating activities in 2005 is primarily due to the reduction in accounts payable of $4.7 million.  The Company had extended vendor payment terms in the fourth quarter of 2004.  Cash used in the reduction in accounts payable in 2005 was partially offset by cash provided from earnings.

Net cash used in investing activities was ($2.4) million for the six months ended June 30, 2005, compared to ($1.5) million in the 2004 period.  The increase in 2005 is due to an increase in acquisition of property and equipment.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2005, compared to net cash used in financing activities of ($0.5) million in the same period of 2004.  The increase was primarily due to borrowings under the Company’s credit facilities.

Cash and cash equivalents on June 30, 2005 were $3.6 million, a decrease of $1.9 million from December 31, 2004.  The decrease in cash was due primarily to the reduction in accounts payable noted above and the additional investment in property and equipment.

Net accounts receivable were $13.9 million at June 30, 2005 and December 31, 2004.  Days sales outstanding increased from 37 days at December 31, 2004 to 39 days at June 30, 2005.

Inventories decreased to $13.8 million at June 30, 2005 from $14.2 million at December 31, 2004.  Days inventory increased from 52 days at December 31, 2004 to 58 days at June 30, 2005.

Accounts payable decreased from $16.1 million at December 31, 2004 to $11.2 million at June 30, 2005.  The decrease is due primarily to the reduction of vendor payment terms from the fourth quarter of 2004.  Payment terms had been extended in the fourth quarter of 2004.  Days payables decreased from 59 days at December 31, 2004 to 47 days at June 30, 2005.

The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 15 will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2005. The Company’s term loan under the three-year Loan and Security Agreement with an asset-based lender and originally due in September 2005, has been extended to December 2005.  The Company is currently considering various financing options.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of June 30, 2005:

	July 1, 2005 -	July 1, 2006 -	July 1, 2008 -	July 1, 2010
(amounts in thousands)	June 30, 2006	June 30, 2008	June 30, 2010	and Beyond	Total
Contractual Obligations
Debt (1)	$4,608	$2,727	$1,540	$—	$8,875
Capital Lease Obligations (2)	17	101	—	—	118
Operating Lease Obligations(3)	2,218	2,140	2,094	1,667	8,119
Employment Contracts (4)	824	1,500	497	—	2,821
Purchase Obligations (5)	7,376	—	—	—	7,376
	$15,043	$6,468	$4,131	$1,667	$27,309

(1)   The Company entered into a three-year Loan and Security Agreement, which includes a term loan and revolving line of credit with an asset-based lender in the United States on September 25, 2002.  A subsidiary of the Company entered into a one-year Loan and Security Agreement, which includes a revolving line of credit with a commercial bank in Australia in July 2004.  Another subsidiary of the Company entered into a five-year Loan and Security Agreement, which includes a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia in August 2004.  The three financing agreements listed above bear interest at variable rates.  Only the outstanding principal amounts are included in the Contractual Obligation table.

(2)   Includes principal only.

(3)   The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2012.

(4)   The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s base salary is $773,939 per year effective July 2005, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased based on the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed the debt of the Company’s principal stockholder and Chairman of the Board of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At June 30, 2005, the outstanding loan balance subject to the guarantee totaled $569,000.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent Annual Report on Form 10-K have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable and inventory reserves. These policies require that the Company make estimates in the preparation of its financial statements as of a given date.

Within the context of these critical accounting policies, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made herein are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others: (1) the communications industry is in a state of rapid technological change, which can render the Company’s products obsolete or unmarketable; (2) any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition; (3) a relatively small number of telecommunications customers account for a large percentage of the Company’s available market; (4) the Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales, and the demand for products within this industry depends primarily on capital spending by service providers; (5) the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes;  (6)  the Company’s water related sales could be materially affected by weather conditions and government regulation; (7) the Company is subject to the risks of conducting business internationally; and (8) the industries in which the Company operates are highly competitive.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in the Company’s market sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

The Company and its subsidiaries have entered into three financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States.  The agreement contains a term loan and a revolving line of credit.  In July 2004, a subsidiary of the Company entered into a one-year Loan and Security Agreement, which contains a revolving line of credit with a commercial bank in Australia.  In August 2004, another subsidiary of the Company entered into a five-year Loan and Security Agreement which contains a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

A hypothetical change of 1% in the interest rate for these borrowings, assuming debt levels at June 30, 2005 of approximately $8.9 million, would have changed interest expense by approximately $0.02 million for the three months ended June 30, 2005.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

ITEM 4.          CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2005 (the “Evaluation Date”), the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized, reported and made known to the Company’s management, including the Company’s principal executive and financial officers, on a timely basis by others within the Company and its consolidated subsidiaries.

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

The Company’s Audit Committee meets regularly with management and the independent accountants to review accounting, auditing, financial matters and internal control structure.  The Audit Committee and the independent accountants have free access to each other, with or without management being present.

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting, except that the Company is in the process of improving certain internal controls, as described below.

The Company initiated a global project in December 2004 to review its internal control infrastructure in relation to the requirements of Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”).  The Company is required and expects to comply with the requirements of SOX in calendar year 2006.  The Company has engaged an independent consulting firm experienced in these requirements to assist in its efforts.  This effort includes the review, documentation, and testing of internal control, under the direction of senior management.  Our assessment of compliance with SOX 404 is ongoing and is therefore incomplete.  During the course of these activities, the Company has identified certain internal control issues, on a global basis, which senior management believes constitute significant deficiencies, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.  These significant deficiencies relate to internal controls over financial reporting, as well as to controls over information technology.  Management has not assessed whether these significant deficiencies rise to the level of a “material weakness,” other than those described below.  During this process, management is evaluating and implementing improvements to the Company’s internal controls and will continue to do so.  These improvements include further formalization of policies and procedures, improved segregation of duties and improved information technology system controls.

Management has been assessing the status of the internal control infrastructure at the Company’s newly acquired Australian subsidiary, Bushmans.  Bushmans was previously a closely held, family run business with mostly manual controls in place.  During this process, the Company has identified significant deficiencies in internal controls that rise to the level of “material weaknesses,” in the revenue and purchasing cycles.  Management does not believe that either of these weaknesses resulted in material errors in our June 30, 2005 financial results, as reported in this filing.  Management has also identified other significant deficiencies in the payroll cycle, capital asset purchasing cycle, information technology, and governance.  Management is still in the process of further evaluating internal controls at this subsidiary and has not yet determined whether these significant deficiencies rise to the level of a material weakness.  During this process, the Company continues to implement improvements to our internal controls at Bushmans.  These improvements include further formalization of policies and procedures, improved segregation of duties, improved information technology system controls, and additional monitoring controls.  During the current quarter, the Company made improvements in its accounting and Information Systems staff, as well as implemented new information technology software throughout the organization.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759). For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers. In 2004, the Company’s customers began to report failure of Carson boxes in the field. The Company has determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications and/or did not perform properly in the field. On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360,000 for product sold to the Company but not yet paid for. On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations. The Company has not stated a specific dollar remedy that it is seeking from Carson. The Company intends to vigorously defend the Carson lawsuit and prosecute its own claims against Carson.

In addition, the Company is from time to time involved in ordinary routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate for such litigation matters. Management believes that no presently pending litigation matters are likely to have a material adverse effect on the Company’s financial statements or results of operations, taken as a whole.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on May 12, 2005 in Temecula, California, 9,393,942 shares of the Company’s stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The Shareholders voted on the following matter:

1.     To elect the following two directors to serve on the Company’s Board of Directors:

	Number of Shares For	Number of Shares Withheld

William H. Channell, Sr.	7,757,647	851,838

Dana Brenner	8,580,417	29,068

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.          EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement)(1)
10.2.2*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(8)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (10)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (10)
10.4*	Employment Agreement between the Company and William H. Channell, Sr., dated July 8, 1996 (1)
10.6*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Third Amendment to Lease dated December 22, 1989 between the Company and William H. Channell, Sr., effective as of June 1, 2005 (12)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.19*	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20*	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
10.21

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd., Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd., and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand (11)

10.22	Employment Letter between the Company and Jerry Collazo, dated June 27, 2005 (13)
10.23	Employment Letter between the Company and Greg Balla, dated June 30, 2005 (14)
14	Channell Commercial Corporation Code of Business Conduct and Ethics (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (14)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (14)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO; and Jerry Collazo, CFO. (14)

* Management contract or compensatory plan or arrangement.

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

(12)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(13)     Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(14)     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2005

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)

####