Form 10-K/A
period 2004-12-31
CHANNELL COMMERCIAL CORP
filed 2005-11-21
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A-1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-28582

CHANNELL COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2453261
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

26040 Ynez Road

Temecula, CA  92591

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (951) 719-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. ☒

On March 11, 2005, the Registrant had 9,383,942 shares of Common Stock outstanding with a par value of $.01 per share.  The aggregate market value of the 4,454,412 shares held by non-affiliates of the Registrant was $19,153,972 computed by reference to the price at which the shares were last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K/A-1 incorporates by reference certain information from the Registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of stockholders to be held on May 12, 2005.

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

FINANCIAL STATEMENTS

GLOSSARY OF TERMS

i

PART I

i.            Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the registrant’s annual report on Form 10-K for the period ended December 31, 2004 originally filed on March 21, 2005 (the “Original Filing”). Channell Commercial Corporation (the “Company”) is filing the amendment to correct errors in the calculation of the cumulative timing difference between book and tax depreciation.  The original error in the computation that occurred in 2001 and the effect of this error carried forward to years ended December 31, 2002, 2003 and 2004.  In addition, the Company had a mathematical error in the 2004 deferred income tax calculation that resulted in an additional error in the reported deferred income tax balance  The recording error resulted in a restatement of deferred income taxes as of December 31, 2003 and December 31, 2004 as well as income tax expense (benefit), net income (loss) before minority interest, net income (loss), net income (loss) per share and comprehensive net (loss) income for the fiscal years ended December 31, 2002, 2003 and 2004.  The effect of the restatement is described in Note R to the Consolidated Financial Statements included in this Form 10-K/A-1.

Except as described above, no other changes have been made to the original filing. This Amendment continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original filing.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
		(as restated)	(as restated)	(as restated)	(as restated)
OPERATING DATA:
Net sales	$128,179	$88,698	$84,785	$76,537	$100,134
Cost of goods sold	81,108	69,892	57,450	53,960	72,151

Gross profit	47,071	18,806	27,335	22,577	27,983

Operating expenses
Selling	15,484	12,789	9,246	9,465	14,279
General and administrative	14,231	14,124	11,452	7,710	8,584
Research and development	2,771	2,331	1,619	1,902	2,336
Restructuring charge	1,513	2,999	1,228	1,565	(690)
Asset impairment charge	4,569	4,322	2,154	1,238	—
Goodwill impairment charge	—	11,772	966	—	—
	38,568	48,337	26,665	21,880	24,509

Income (loss) from operations	8,503	(29,531)	670	697	3,474
Interest income (expense), net	(2,859)	(3,874)	(1,999)	(571)	(489)
Income (loss) before income taxes	5,644	(33,405)	(1,329)	126	2,985
Income taxes (benefit)	2,076	(7,641)	1,713	200	(791)
Net income (loss) before minority interest	3,568	(25,843)	(3,042)	(74)	3,776
Minority interest	—	—	—	—	167

Net income (loss)	$3,568	$(25,764)	$(3,042)	$(74)	$3,609

NET INCOME (LOSS) PER SHARE:
Basic	$0.39	$(2.85)	$(0.34)	$(0.01)	$0.39
Diluted	$0.39	$(2.85)	$(0.34)	$(0.01)	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,091	9,050	9,048	9,126	9,203
Diluted	9,126	9,050	9,048	9,126	9,223

BALANCE SHEET DATA:
Current assets	$51,531	$39,626	$23,449	$30,407	$37,686
Total assets	116,748	84,811	53,621	53,435	78,481
Long-term obligations (including current maturities)(3)	40,364	36,816	6,548	3,906	8,840
Stockholders’ equity	63,927	36,931	34,899	36,816	42,484

OTHER DATA:
Gross margin(1)	36.7%	21.2%	32.2%	29.5%	27.9%
Operating margin(2)	6.6	(33.3)	0.8	0.9	3.5
Capital expenditures (excluding capital leases)	11,606	3,153	1,886	1,203	3,281
Cash provided by (used in):
Operating activities	8,352	13,964	19,767	7,127	9,228
Investing activities	(11,857)	(3,153)	4,346	1,154	(20,025)
Financing activities	1,876	(2,927)	(29,832)	(2,662)	7,550

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

Results of Operations

The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of net sales.

	Year Ended December 31,
	2002	2003	2004

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	67.8	70.5	72.1

Gross Profit	32.2	29.5	27.9

Selling	10.9	12.4	14.2
General and administrative	13.5	10.1	8.6
Research and development	1.9	2.5	2.3
Restructuring charge	1.4	2.0	(0.7)
Asset impairment charge	2.5	1.6	—
Goodwill impairment charge	1.2	—	—

Income from operations	0.8	0.9	3.5

Interest income (expense), net	(2.4)	(0.7)	(0.5)

Income (loss) before income taxes	(1.6)	0.2	3.0
Income taxes (benefit)	(2.0)	0.3	(0.8)
Net income (loss) before minority interest	(3.6)	(0.1)	3.8
Minority interest	—	—	0.2

Net income (loss)	(3.6)%	(0.1)%	3.6%

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

Income Taxes.  Income tax expense decreased from $0.2 million in 2003 to ($0.8) million in 2004.  The effective tax rate of 159% in 2003 compares to (26.5%) in 2004. The decline is due to an ordinary worthless stock deduction in 2004 offset by an increase in the valuation allowance.  The worthless stock deduction is associated with the United Kingdom operations.  As a result of the decision to close the manufacturing facility in the United Kingdom, an independent party was commissioned to appraise the value of the legal entity.  The appraisal concluded that the entity was financially insolvent.  Being insolvent, the entity therefore met the requirements for a worthless stock deduction.

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

	Year Ended December 31,
	2001	2002	2003
	(amounts in million, except loss per share)
Net Sales	$88.7	$84.8	$76.5

Income (loss) from operations	$(29.5)	$0.7	$0.7

Loss per share	$(2.85)	$(0.34)	$(0.01)

Total debt as of December 31 (loans, capital leases and mortgage)	$36.8	$6.5	$3.9

Cash and cash equivalents	$8.8	$3.2	$9.5

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

Income Taxes.  Income tax expense decreased from $1.7 million in 2002 to $0.2 million in 2003.  The effective tax rate of 129% in 2002 compares to 159% in 2003.   The higher tax expense in 2002 was primarily attributable to an increase in the valuation allowance for deferred tax assets related to net operating loss carry forwards of foreign subsidiaries.  The increase in valuation allowance was due to the uncertainty of future taxable income in these subsidiaries.  In both years, the Company recorded a tax expense for income earned in the Americas.  In both years, a tax benefit was not recorded for foreign operating losses in International operations due to the uncertainty of the realization of the tax loss carry forwards.

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

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2004:

		2006 to	2007 to	2009 and
(amounts in thousands)	2005	2007	2008	Thereafter	Total
Contractual Obligations
Long Term Debt (1)	$5,334	$2,873	$1,998	$—	$10,205
Capital Lease Obligations	36	104	—	—	140
Operating Lease Obligations (2)	2,676	2,165	2,147	1,912	8,900
Employment Contracts (3)	796	1,512	683	—	2,991
Purchase Obligations (4)	12,370	—	—	—	12,370
	$21,212	$6,654	$4,828	$1,912	$34,606

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

Forward-Looking Statements and Risk Factors

Certain statements contained in this Annual Report on Form 10-K/A-1 are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K/A-1 are made pursuant to the Act.  Forward-looking statements include statements which are predictive in nature; which depend upon or refer to future events or conditions; or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2004, the management of the Company carried out an assessment concluding that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses described below.

Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report on Form 10-K/A, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report, fairly present in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. This control deficiency resulted in restatements to the Company’s 2002, 2003, and 2004 annual consolidated financial statements to correct deferred taxes and the tax provisions. Additionally, this control deficiency could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The control deficiency described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies described above constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Recent Developments Relating to the Company’s Internal Control Over Financial Reporting

The Company is implementing enhancements and changes to its internal control over financial reporting to remediate the material weakness described above. This remediation began in 2005.

The Company has enhanced the competence of the organization by hiring staff competent in accounting principles generally accepted in the United States of America (“GAAP”), and the Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs.

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

					Other Annual	Restricted	Underlying		LTIP	All Other
Name and Positions		Annual Compensation			Compensation	Stock Awards	Options/		Payouts	Compensation
Held with the Company	Years	Salary ($)	Bonus ($)		($)(1)	($)	SARs(#)		($)	($)

William H. Channell, Jr.	2004	730,603	1,060,000	(7)	—	—	150,000		—	20,858	(5)
President and Chief	2003	656,109	261,206		—	—	1,267,800	(6)	—	23,260	(5)
Executive Officer	2002	508,300	447,500	(2)	—	—	—		—	20,916	(5)

Thomas Liguori (8)	2004	221,379	88,950		—	—	—			19,517	(3)
Chief Financial Officer	2003	197,925	80,340		—	—	50,000		—	18,638	(3)
	2002	185,250	60,060		—	—	—		—	8,079	(9)

John B. Kaiser	2004	172,359	55,443		—	—	—			21,244	(4)
Vice President,	2003	161,200	66,960		—	—	145,270	(6)	—	19,498	(4)
North American Sales	2002	147,250	47,740		—	—	—		—	3,996	(5)

Andrew M. Zogby	2004	190,501	75,126		—	—	—			20,535	(4)
Vice President,	2003	179,777	21,100		—	—	150,060	(6)	—	18,959	(4)
Corporate Marketing	2002	164,305	53,269		—	—	—		—	2,546	(5)

Edward J. Burke	2004	171,247	70,000		—	—	—			17,392	(4)
Vice President,	2003	148,412	60,242		—	—	148,550	(6)	—	16,371	(4)
Corporate Engineering	2002	138,908	45,035		—	—	—		—	749 (	10)

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

Options/SAR Grants Table

The following table sets forth the stock options granted to the Named Officers for the year ended December 31, 2004.

		% of Total			Potential Realized
	Number of	Options/SARs			Value at
	Securities	Granted to	Exercise		Assumed Annual
	Underlying	Employees	On Base		Rates of Stock Price
	Options/SARs	in Fiscal Year	Price		Appreciation of
Name	Granted	2004	($/Sh)	Expiration Date	Option Term (1)
					5%	10%
William H. Channell, Jr.	150,000	71%	$4.81	November 2014	$453,747	$1,149,885

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

Aggregated Option/SAR Exercises in Last Fiscal Year and December 31, 2004 Option/SAR Values

The following table sets forth the number and value of outstanding stock options at December 31, 2004. No options were exercised in 2004.

			Number of Shares
	Shares		Underlying Unexercised		Value of Unexercised In-the-
	Acquired		Options/SARs		Money Options/SARs
	On	Value	at December 31, 2004		at December 31, 2004
Name	Exercise	Realized	Exercisable	Unexerciseable	Exercisable	Unexerciseable

William H. Channell, Jr.	0	0	498,801	597,599	$1,826,304	$2,257,096

Thomas Liguori	0	0	85,807	33,333	$254,257	$119,665

John B. Kaiser	0	0	61,937	33,333	$216,780	$116,666

Andrew M. Zogby	0	0	66,727	33,333	$233,545	$116,666

Edward J. Burke	0	0	65,217	33,333	$228,260	$116,666

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

In February 2003, the Company offered current employees and non-employee directors an opportunity to exchange their outstanding options granted under the 1996 Stock Plan.  The tender offer expired on March 20, 2003.  Pursuant to the offer, a total of 1,326,890 options were cancelled on March 20, 2003.  On September 24, 2003, a total of 1,324,090 new options were exchanged for options cancelled in March 2003.  (See “Executive Compensation—1996 Incentive Stock Plan”, Item 11.)

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

	Amount and Nature of Beneficial Ownership
Name and Address	No. of Shares	Exercisable		Percent
of Beneficial Owner	Owned	Options (1)	Total	of Class

William H. Channell, Sr. and Jacqueline M. Channell, as co-trustees of the Channell Family Trust
26040 Ynez Rd.
Temecula, CA 92591	3,250,830	7,334	3,258,164	34.7%

William H. Channell, Jr.
26040 Ynez Rd.
Temecula, CA 92591	715,250	605,934	1,321,184	13.2%

Rutabaga Capital Management, LLC (2)
64 Broad Street
Boston, MA 02109	897,252	—	897,252	9.6%

State of Wisconsin Investment Board (3)
P.O. Box 7842
Madison, WI 53707	651,300	—	651,300	6.9%

The Taylor Family Trust
1450 Ravenswood Lane
Riverside, CA 92506	469,960	—	469,960	5.0%

Carrie S. Channell
18 Buena Vista Avenue
Mill Valley, CA 94941	450,000	—	450,000	4.8%

(1)	Refers to the number of shares covered by options exercisable within 60 days of March 11, 2005.
(2)	Information provided by Schedule 13G filing with the SEC in January 2005. Sole Voting Power 405,250 shares. Shared Voting Power 492,002. Sole Dispositive Power 897,252.
(3)	Information provided by Schedule 13G filing with the SEC in February 2005.

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

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K/A-1 is incorporated by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders.

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

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (10)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (10)

10.4*	Employment Agreement between the Company and William H. Channell, Sr., dated July 8, 1996. (1)
10.6*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Lease Agreement dated as of March 1, 1996 between Winthrop Resources Corp. and the Company (1)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.15*	Amendment to Employment Agreement between the Company and William H. Channell, Jr., dated December 31, 1998 (3)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.18	Mutual Specific and General Release between the Company and Richard A. Cude, dated August 2, 2002 (7)
10.19*	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20*	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
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

As described in Note R to the consolidated financial statements, the accompanying consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated.

/s/ Grant Thornton LLP

Los Angeles, California
February 21, 2005, except for Note R,
as to which the date is November 17, 2005

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

(amounts in thousands)

	2003	2004
	(as restated)	(as restated)
ASSETS
Current assets
Cash and cash equivalents	$9,527	$5,453
Accounts receivable, net	10,051	13,936
Inventories	8,855	14,164
Deferred income taxes	876	1,951
Prepaid expenses and other current assets	996	859
Income taxes receivable	102	1,323
Total current assets	30,407	37,686

Property and equipment, net	17,164	19,301
Deferred income taxes	4,747	4,043
Goodwill	613	14,724
Intangible assets, net of amortization of $45 in 2004	—	1,763
Other assets	504	964
	$53,435	$78,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,103	$16,111
Short term debt (including current maturities of long term debt)	952	4,332
Current maturities of capital lease obligations	57	36
Accrued restructuring liability	2,857	150
Accrued expenses	4,240	7,619
Total current liabilities	13,209	28,248

Long-term debt, less current maturities	2,830	4,368
Capital lease obligations, less current maturities	67	104
Deferred gain on sale leaseback transaction	513	453
Commitments and contingencies	—	—
Minority interest	—	2,824

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized–1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized–19,000 shares; issued – 9,372 in 2003 and 9,608 in 2004; outstanding - 9,128 shares in 2003 and 9,364 shares in 2004	94	96
Additional paid-in capital	28,664	29,671
Treasury stock – 244 shares in 2003 and 2004	(1,871)	(1,871)
Retained earnings	9,940	13,549
Accumulated other comprehensive income (loss) - Foreign currency translation	(11)	1,039
Total stockholders’ equity	36,816	42,484
	$53,435	$78,481

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,

(amounts in thousands, except per share data)

	2002	2003	2004
	(as restated)	(as restated)	(as restated)

Net sales	$84,785	$76,537	$100,134
Cost of goods sold	57,450	53,960	72,151

Gross profit	27,335	22,577	27,983

Operating expenses
Selling	9,246	9,465	14,279
General and administrative	11,452	7,710	8,584
Research and development	1,619	1,902	2,336
Restructuring charge	1,228	1,565	(690)
Asset impairment charge	2,154	1,238	—
Goodwill impairment charge	966	—	—
	26,665	21,880	24,509

Income from operations	670	697	3,474

Interest income	89	122	129
Interest expense	(2,088)	(693)	(618)

Income (loss) before income tax expense (benefit)	(1,329)	126	2,985

Income tax expense (benefit)	1,713	200	(791)

Net income (loss) before minority interest	(3,042)	(74)	3,776

Minority interest	—	—	167

Net income (loss)	$(3,042)	$(74)	$3,609

Net income (loss) per share
Basic	$(0.34)	$(0.01)	$0.39

Diluted	$(0.34)	$(0.01)	$0.39

Net (loss) income	$(3,042)	$(74)	$3,609

Other comprehensive income, net of tax Foreign currency translation adjustments	688	1,982	1,050

Comprehensive net (loss) income	$(2,354)	$1,908	$4,659

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2003 and 2004

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2002 (as previously reported)	9,269	$93	$28,334	244	$(1,871)	$13,622	$(2,681)	$37,497
Prior period adjustment (see Note R)	—	—	—	—	—	(566)	—	(645)

Balance, January 1, 2002 (as restated)	9,269	$93	$28,334	244	$(1,871)	$13,056	$(2,681)	$36,852
Exercise of employee stock options	100	1	321	—	—	—	—	322
Foreign currency translation	—	—	—	—	—	—	688	688
Net loss for the year (as restated)	—	—	—	—	—	(3,042)	—	(2,963)

Balance, December 31, 2002 (as restated)	9,369	$94	$28,655	244	$(1,871)	$10,014	$(1,993)	$34,899

Exercise of employee stock options	3	—	9	—	—	—	—	9
Foreign currency translation	—	—	—	—	—	—	1,982	1,982
Net loss for the year (as restated)	—	—	—	—	—	(74)	—	(74)

Balance, December 31, 2003 (as restated)	9,372	$94	$28,664	244	$(1,871)	$9,940	$(11)	$36,816

Exercise of employee stock options	61	1	294	—	—	—	—	295
Shares issued for acquisition	175	1	713	—	—	—	—	714
Foreign currency translation	—	—	—	—	—	—	1,050	1,050
Net earnings for the year (as restated)	—	—	—	—	—	3,609	—	3,609

Balance, December 31, 2004 (as restated)	9,608	$96	$29,671	244	$(1,871)	$13,549	$1,039	$42,484

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(amounts in thousands)

	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net (loss) income	$(3,042)	$(74)	$3,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,785	6,232	4,752
Asset impairment charge	2,154	1,238	—
Goodwill impairment charge	966	—	—
Loss (gain) on disposal of fixed assets	348	108	(22)
Amortization of deferred gain on sale leaseback	(30)	(61)	(60)
Deferred income taxes	1,169	(761)	109
Changes in assets and liabilities:
Accounts receivable	3,120	751	(1,237)
Inventories	2,182	(374)	(2,394)
Prepaid expenses and other current assets	156	327	248
Income taxes receivable	4,682	61	(1,238)
Other assets	32	(90)	(301)
Accounts payable	562	(1,046)	7,178
Restructuring liability	(388)	296	(2,810)
Accrued expenses	71	520	1,394

Net cash provided by operating activities	19,767	7,127	9,228

Cash flows from investing activities:
Purchase of property and equipment	(1,886)	(1,203)	(3,281)
Proceeds from sale of property and equipment	6,232	2,357	23
Business acquisitions, net of cash acquired	—	—	(16,767)

Net cash (used in) provided by investing activities	4,346	1,154	(20,025)

Cash flows from financing activities:
Repayment of debt	$(35,133)	$(2,047)	$(2,669)
Proceeds from issuance of long-term debt	6,742	—	7,233
Principal borrowings under capital lease obligations	—	—	40
Payment of capital lease obligations	(1,763)	(624)	(30)
Proceeds from minority investor	—	—	2,681
Exercise of employee stock options	322	9	295

Net cash (used in) provided by financing activities	(29,832)	(2,662)	7,550

Effect of exchange rates on cash	119	746	(827)

Increase (decrease) in cash and cash equivalents	(5,600)	6,365	(4,074)

Cash and cash equivalents, beginning of year	8,762	3,162	9,527

Cash and cash equivalents, end of year	$3,162	$9,527	$5,453

Cash paid during the year for:
Interest	$1,608	$292	$364

Income taxes	$1,122	$749	$809

Issuance of common stock in business combination	$—	$—	$714

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

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Minority interest represents a 25% equity interest in Bushman Tanks acquired by ANZ Private Equity (See Note Q).

Basis of Presentation—As discussed in Note R, the accompanying financial statements have been restated to reflect the correction of a recording error in the Company’s deferred income tax asset and the reported income tax expense (benefit) for the periods ended December 31, 2002, 2003 and 2004.

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

The change in the carrying amount of goodwill and the non-compete agreement for the years ended December 31, 2003 and 2004 is summarized as follows:

		Non-Compete
	Goodwill	Agreement

Balance at January 1, 2003	$504	$—

Effect of foreign currency translation	109	—

Balance at December 31, 2003	613	—

Additions due to business acquistion	12,442	—
Non-compete agreement related to business acquisition	—	1,600
Amortization of non-compete agreement	—	(45)
Effect of foreign currency translation	1,669	208

Balance at December 31, 2004	$14,724	$1,763

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2002		2003		2004
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount
		(as restated)		(as restated)		(as restated)

Basic income (loss) per share	9,048	(0.34)	9,126	(0.01)	9,203	0.39

Effect of dilutive stock options	—	—	—	—	20	—

Diluted income (loss) per share	9,048	(0.34)	9,126	(0.01)	9,223	0.39

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2002	2003	2004

Options to purchase shares of common stock	917	1,894	97

Exercise prices	$3.05 - $13.75	$3.16 - $13.75	$6.50 - $13.75

Expiration dates	July 2006 - May 2012	July 2006 -December 2013	July 2006 - May 2011

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

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income (loss) and income (loss) per share would have been:

	2002	2003	2004
	(as restated)	(as restated)	(as restated

Reported net (loss) income	$(3,042)	$(74)	$3,609
Add stock-based compensation expense reported in net (loss) income	—	—	—
Less total stock-based compensation expense, determined under fair value method	(305)	(915)	(449)
Proforma net (loss) income	$(3,347)	$(989)	$3,160

Reported basic and diluted net (loss) income per share	$(0.34)	$(0.01)	$0.39
Add stock-based compensation expense reported in net (loss) income	—	—	—
Less total stock-based compensation expense, determined under fair value method	(0.03)	(0.10)	(0.05)
Proforma basic and diluted net income (loss) per share	$(0.37)	$(0.11)	$0.34

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2003	2004

Expected life (years)	5 years	5 years	5 years
Risk-free interest rate	3.0%	3.0%	3.5%
Expected volatility	40%	40%	40%
Expected dividend yield	—	—	—

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

Reclassifications—Certain prior period amounts have been reclassified for comparison with 2004 presentation.

NOTE C—INVENTORIES

Inventories are summarized as follows:

	2003	2004

Raw materials	$2,895	$4,777
Work-in-process	2,468	3,050
Finished goods	3,492	6,337

	$8,855	$14,164

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

			Estimated
	2003	2004	useful lives

Machinery and equipment	$58,719	$59,799	3-10 years
Office furniture and equipment	3,145	2,752	3 -7 years
Leasehold improvements	2,929	3,221	10-20 years
	64,793	65,772
Less accumulated depreciation and amortization	(47,629)	(46,471)
	$17,164	$19,301

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

NOTE I—INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2002	2003	2004
	(as restated)	(as restated)	(as restated)
Current
Federal	$347	$834	$(1,225)
State	92	95	1
Foreign	105	32	324
	544	961	(900)
Deferred
Federal	1,138	(607)	(210)
State	(861)	(154)	349
Foreign	892	—	(30)

	1,169	(761)	109

Total income tax expense (benefit)	$1,713	$200	$(791)

The components of income (loss) before income tax expense were as follows:

	2002	2003	2004
United States	$5,146	$4,609	$3,472
Foreign	(6,475)	(4,483)	(487)

	$(1,329)	$126	$2,985

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2002	2003	2004
	(as restated)	(as restated)	(as restated)

U.S. Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(5)	(5)	(5)
Tax settlement (Note M)	—	15	—
Worthless stock deduction	—	—	(102)
Research and development tax credit	—	(360)	—
Change in valuation allowance	—	—	4
Nondeductible expenses	1	61	5
Foreign operating losses with no benefit provided	164	398	—
Effect of subsidiaries taxes at other than the U.S. statutory rate	3	84	105
	129%	159%	(27)%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2004
	(as restated)	(as restated)
Assets
Patents	$498	$360
Allowance for bad debts	105	124
Inventory capitalization	83	107
Vacation pay	360	408
Accrued liabilities and reserves	238	634
Deferred gain on sale leaseback	220	180
Restructuring charge	1,179	24
Impairment charge	4,551	3,173
State tax credits and loss carryforwards	734	563
Federal tax credits and loss carryforwards	—	1,593
Inventory reserves	—	351
Warranty	—	328
Foreign tax credit and loss carryforwards	5,888	617
Valuation allowance	(5,888)	(732)
	7,968	7,730

Liabilities
State taxes	794	—
Accelerated depreciation	1,551	1,736
	2,345	1,736
Net deferred tax asset	$5,623	$5,994

The classification of the net deferred tax asset between current and non-current is as follows:

	2003	2004
	(as restated)	(as restated)
Net current assets	$876	$1,951
Net long-term asset	4,747	4,043
Net deferred tax asset	$5,623	$5,994

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

Plan transactions are as follows:

	2002		2003		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Options outstanding January 1,	1,092	$9.78	917	$10.24	1,894	$4.95
Granted	28	4.09	2,336	4.71	213	4.80
Exercised	(100)	3.22	(3)	3.28	(61)	4.84
Cancelled	(103)	10.47	(1,356)	8.12	(19)	4.96
Options outstanding December 31,	917	$10.24	1,894	$4.95	2,027	$4.94

Options available for grant at December 31,	451		2,571		2,377

Weighted average fair values of options granted during the years are as follows:

	2002	2003	2004

Exercise price is below market price at date of grant	—	—	—
Exercise price equals market price at date of grant	$4.09	$4.71	$4.80

The following information applies to options outstanding at December 31, 2004:

		Weighted
		average	Weighted
		remaining	average
	Number	contractual	exercise
Range of exercise prices	outstanding	life (years)	price
$3.16 - $3.60	60	7	$3.33
$4.15 - $4.86	1,870	9	4.70
$6.50 - $13.75	97	5	10.45
	2,027	9	$4.94

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

NOTE O—SEGMENT AND GEOGRAPHIC INFORMATION

There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  The following tables summarize segment information:

	2002	2003	2004
Revenues from unrelated entities(1):
Americas(2)	$69,963	$64,793	$72,379
International	14,822	11,744	27,755
	$84,785	$76,537	$100,134
Income (loss) from operations:
Americas	$6,995	$4,570	$3,517
International	(6,325)	(3,873)	(43)
	$670	$697	$3,474
Interest income:
Americas	$89	$18	$13
International	—	104	116
	$89	$122	$129

Interest expense:
Americas	$1,663	$111	$225
International	425	582	393
	$2,088	$693	$618

Income tax expense (benefit) (as restated):
Americas	$1,713	$202	$(1,125)
International	—	(2)	334
	$1,713	$200	$(791)

Identifiable assets:
Americas(6)	$39,518	$40,419	$42,918
International(3)(4)(5)	14,103	13,016	35,563
	$53,621	$53,435	$78,481

International change in goodwill:
Balance January 1,	$966	$—	$—
Goodwill acquired	—	—	12,442
Impairment charge	(966)	—	—
Foreign currency translation	—	—	1,623
Balance December 31,	$—	$—	$14,065

Depreciation and amortization:
Americas	$6,011	$4,958	$3,738
International	1,774	1,274	1,014
	$7,785	$6,232	$4,752
Capital expenditures:
Americas	$1,346	$790	$2,865
International	540	413	416
	$1,886	$1,203	$3,281

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

The Company had revenues from external customers from the following product lines:

	2002	2003	2004

Enclosures	$65,748	$60,308	$58,748
Water related products	7,035	6,986	30,203
Connectivity	10,525	8,169	9,797
Other	1,477	1,074	1,386

Total	$84,785	$76,537	$100,134

NOTE P—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2003 and 2004 follows:

	First	Second	Third	Fourth (2)
	Quarter	Quarter	Quarter	Quarter
2003
Net sales	$16,218	$20,285	$19,434	$20,600
Gross profit	4,482	6,449	5,515	6,131
Net income (loss)(1)	(288)	1,068	535	(1,389)
Income (loss) per share(1)
Basic	(0.03)	0.12	0.06	(0.15)
Diluted	(0.03)	0.12	0.06	(0.15)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Net sales	$17,720	$21,303	$27,615	$33,496
Gross profit	5,344	5,928	7,896	8,815
Net income	14	917	2,218	460
Income per share
Basic	0.00	0.10	0.24	0.05
Diluted	0.00	0.10	0.24	0.05

(1)                In the fourth quarter of 2003, the Company recorded a restructuring charge of $1,565 (see Note H). The Company also recorded asset impairment charges totaling $1,238 (see Note D).

(2)                As discussed in Note R, the Company restated its financial statements to correct error in the income tax provision.  The effect of these errors resulted in an adjustment to the fourth quarter financial data for the periods ended December 31, 2003 and 2004.

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

Amounts in thousands, except per share data

	2003	2004
	Pro Forma	Pro Forma

Net Sales	$103,866	$117,567

Net income	$692	$3,311

Net income per share
Basic	$0.07	$0.35

Diluted	$0.07	$0.35

NOTE R—PRIOR PERIOD ADJUSTMENT

The Company has determined that non-current deferred income tax assets on the December 31, 2003 and 2004 balance sheets were overstated by $530 and $417, respectively.  This overstatement relates to an error in the recording of the cumulative timing difference between book and tax depreciation.  The original error in the computation occurred in 2001 and the effect of this error carried forward to years ended December 31, 2002, 2003 and 2004.  In addition, the Company had a mathematical error in the 2004 deferred income tax calculation that resulted in an additional error in the 2004 reported deferred income tax balance.  Accordingly, the amounts for deferred income taxes and retained earnings were reduced from the amounts previously reported on the December 31, 2003 and 2004 balance sheets by $530 and $417, respectively.

The recording errors described above resulted in a reduction of deferred income taxes as of December 31, 2003 and December 31, 2004.  The following table sets forth the balances for deferred income taxes as reported on the consolidated balance sheets of the Company as of December 31, 2003 and December 31, 2004, and as restated to adjust for the accounting errors:

	December 31, 2003	December 31, 2004
Deferred income taxes (non-current):
As previously reported	$5,277	$4,460
Restatement adjustment	$530	$417
As restated	$4,747	$4,043

The recording error described above also impacted income tax expense (benefit), net income (loss) before minority interest, net income (loss),  net income (loss) per share and comprehensive net (loss) income for the fiscal years ended December 31, 2002, 2003 and 2004. The following table sets forth the balances for those items as reported on the consolidated statements of operations and comprehensive income (loss) for the fiscal years ended December 31, 2002, 2003 and 2004, and as restated to adjust for errors:

	2002	2003	2004
Income tax expense (benefit):
As previously reported	$1,737	$212	$(678)
Restatement adjustment	$(24)	$(12)	$(113)
As restated	$1,713	$200	$(791)

Net (loss) income before minority interest:
As previously reported	$(3,066)	$(86)	$3,663
Restatement adjustment	$(24)	$(12)	$(113)
As restated	$(3,042)	$(74)	$3,776

Net (loss) income:
As previously reported	$(3,066)	$(86)	$3,496
Restatement adjustment	$(24)	$(12)	$(113)
As restated	$(3,042)	$(74)	$3,609

Net (loss) income per share (basic and diluted):
As previously reported	$(0.34)	$(0.01)	$0.38
Restatement adjustment	$—	$—	$—
As restated	$(0.34)	$(0.01)	$0.39

Comprehensive net (loss) income:
As previously reported	$(2,378)	$1,896	$4,546
Restatement adjustment	$(24)	$(12)	$(113)
As restated	$(2,354)	$1,908	$4,659

####

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Column B		Column C		Column D	Column E
			Additions
	Balance at		Charged to	Charged to		Balance at
	Beginning of		Cost and	Other	Write-offs and	End of
Column A	Period		Expenses	Accounts	Deductions, Net	Period

Accounts receivables reserves	(2004)	$356	$1,542	$65	$(1,523)	$440
	(2003)	623	(232)	—	(35)	356
	(2002)	102	2,065	—	(1,544)	623

Inventory valuation reserve	(2004)	$836	$735	$89	$(409)	$1,251
	(2003)	340	569	—	73	836
	(2002)	38	302	—	—	340

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

G-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A-1 Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Temecula, State of California, on November 21, 2005.

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By:	/s/ William H. Channell, Jr.
William H. Channell, Jr.
President and Chief Executive Officer and Director

By:	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer