Form 10-Q
period 2005-09-30
CHANNELL COMMERCIAL CORP
filed 2005-11-21
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

9,536,584 shares of common stock of the Registrant were outstanding at November 14, 2005.

PART 1 –      FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$90,596	$66,638	$26,858	$27,615
Cost of goods sold	64,095	47,470	20,319	19,719

Gross profit	26,501	19,168	6,539	7,896
Operating expenses
Selling	15,067	9,308	5,160	4,009
General and administrative	7,983	6,039	2,419	2,212
Research and development	2,205	1,642	699	577
Restructuring charge (credit)	—	(686)	—	(686)
	25,255	16,303	8,278	6,112
Income (loss) from operations	1,246	2,865	(1,739)	1,784

Interest expense, net	327	320	97	170

Income (loss) before income taxes	919	2,545	(1,836)	1,614

Income taxes (benefit)	(235)	(679)	(1,161)	(679)

Net income (loss) before minority interest	1,154	3,224	(675)	2,293

Minority interest (loss)	9	75	(117)	75

Net income (loss)	$1,145	$3,149	$(558)	$2,218

Net income (loss) per share
Basic	$0.12	$0.34	$(0.06)	$0.24

Diluted	$0.12	$0.34	$(0.06)	$0.24

Net income (loss)	$1,145	$3,149	$(558)	$2,218

Other comprehensive (loss) income, net of tax Foreign currency translation adjustment	(390)	(170)	83	411

Comprehensive income (loss)	$755	$2,979	$(475)	$2,629

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(amounts in thousands)

	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$3,353	$5,453
Accounts receivable, net	10,794	13,936
Inventories	12,432	14,164
Deferred income taxes	1,969	1,951
Prepaid expenses and misc. receivables	1,439	859
Income taxes receivable	1,985	1,323
Total current assets	31,972	37,686

Property and equipment at cost, net	19,549	19,301
Deferred income taxes	4,027	4,043
Goodwill	14,913	14,724
Intangible assets, net	1,586	1,763
Other assets	814	964

Total assets	$72,861	$78,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,989	$16,111
Short term debt (including current maturities of long term debt and capital leases)	2,626	4,368
Accrued restructuring liability	38	150
Accrued expenses	6,746	7,619
Total current liabilities	21,399	28,248

Long term debt, less current maturities	4,256	4,368
Capital lease obligations, less current maturities	101	104
Deferred gain on sale leaseback transaction	408	453
Commitments and contingencies	—	—
Minority Interest	2,771	2,824

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,608 shares at December 31, 2004 and 9,772 at September 30, 2005; outstanding - 9,364 shares at December 31, 2004 and 9,528 at September 30, 2005	98	96
Additional paid-in capital	30,356	29,671
Treasury stock - 244 shares in 2004 and 2005	(1,871)	(1,871)
Retained earnings	14,694	13,549
Accumulated other comprehensive income - Foreign currency translation	649	1,039

Total stockholders’ equity	43,926	42,484

Total liabilities and stockholders’ equity	$72,861	$78,481

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,145	$3,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,621	3,484
Deferred income taxes	(15)	221
Gain on disposal of fixed asset	(6)	(20)
Amortization of deferred gain on sale leaseback	(45)	(45)
Minority interest (loss)	9	—
Change in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	2,969	(1,558)
Inventories	1,538	(1,998)
Prepaid expenses	(588)	(40)
Other assets	234	(234)
Income taxes receivable	(658)	(1,481)
Increase (decrease) in liabilities:
Accounts payable	(3,869)	5,558
Accrued expenses	(1,329)	697
Restructuring liability	(104)	(2,687)

Net cash provided by operating activities	2,902	5,046

Cash flows from investing activities:
Acquisition of property and equipment	(3,972)	(2,054)
Proceeds from the sales of property and equipment	24	24
Business acquisitions, net of cash required	—	(17,503)

Net cash used in investing activities	(3,948)	(19,533)

Cash flows from financing activities:
Proceeds from issuance of debt	—	6,958
Repayment of debt	(2,964)	(714)
Borrowings (Repayment) of obligations under capital lease	(27)	18
Borrowings from credit facilities	1,277	—
Proceeds from minority investor	—	2,715
Proceeds from issuance of stock	—	714
Exercise of employee stock options	687	—

Net cash (used in) provided by financing activities	(1,027)	9,691

Effect of exchange rates on cash	(27)	(667)

Decrease in cash and cash equivalents	(2,100)	(5,463)

Cash and cash equivalents, beginning of period	5,453	9,527

Cash and cash equivalents, end of period	$3,353	$4,064

Cash paid during the period for:
Interest	$381	$223

Income taxes	$282	$601

Supplemental disclosure of non-cash investing and financing activities:
Goodwill adjustment for contingency settlements	$534	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2005
(UNAUDITED)
(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2005 as restated	9,608	$96	$29,671	244	$(1,871)	$13,549	$1,039	$42,484

Exercise of employee stock options	164	2	685	—	—	—	—	687
Foreign currency translation	—	—	—	—	—	—	(390)	(390)
Net income for the period	—	—	—	—	—	1,145	—	1,145

Balance, September 30, 2005	9,772	$98	$30,356	244	$(1,871)	$14,694	$649	$43,926

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
September 30, 2005 and 2004
(amounts in thousands, except per share data)

1.          Unaudited financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2005 and the results of its operations for the three months and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and September 30, 2004.  The results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or the full year.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K/A-1 for the year ended December 31, 2004.  Amounts related to disclosures of December 31, 2004 balances within these interim statements were derived from the aforementioned Form 10-K/A-1.

2.          Inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or market and are summarized as follows:

	September 30,	December 31,
	2005	2004

Raw Materials	$5,099	$4,777
Work-in-Process	2,769	3,050
Finished Goods	4,564	6,337
	$12,432	$14,164

3.          Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the nine month and three month periods ended September 30, 2005 and 2004.  Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised.  For the three months ended September 30, 2005, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss)  per share computations for the nine month and three month periods ended September 30, 2005 and 2004 (shares in thousands):

	Nine months ended September 30,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,416	$0.12	9,165	$0.34
Effect of dilutive stock options	418	—	11	—
Diluted income per share	9,834	$0.12	9,176	$0.34

	Three months ended September 30,
	2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income per share	9,475	$(0.06)	9,240	$0.24
Effect of dilutive stock options	—	—	3	—
Diluted income per share	9,475	$(0.06)	9,243	$0.24

The following options were not included in the computation of diluted income per share due to their antidilutive effect:

	Nine months ended September 30,
	2005	2004

Options to purchase shares of common stock	79	1,401
Exercise prices	$7.50 - $13.75	$4.84 - $13.75
Expiration dates	July 2006 - August 2015	July 2006 - September 2013

	Three months ended September 30,
	2005	2004

Options to purchase shares of common stock	1,203	1,461
Exercise prices	$3.25 - $13.75	$4.75 - $13.75
Expiration dates	July 2006 - August 2015	July 2006 - September 2013

4.          Stock Based Compensation.  Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure, an Amendment of SFAS 123”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates based on the disclosure requirements of SFAS 123, the Company’s net income (loss) and income (loss) per share would have been as follows:

	Nine months ended September 30,
	2005	2004
Reported net income	$1,145	$3,149
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	391	327
Proforma net income	$754	$2,822

Reported basic net income per share	$0.12	$0.34
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.04	0.04
Proforma basic net income per share	$0.08	$0.30

Reported diluted net income per share	$0.12	$0.34
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.04	0.04
Proforma diluted net income per share	$0.08	$0.30

	Three months ended September 30,
	2005	2004
Reported net (loss) income	$(558)	$2,218
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	148	106
Proforma net (loss) income	$(706)	$2,112

Reported basic net (loss) income per share	$(0.06)	$0.24
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.01	0.01
Proforma basic net (loss) income per share	$(0.07)	$0.23

Reported diluted net (loss) income per share	$(0.06)	$0.24
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.01	0.01
Proforma diluted net (loss) income per share	$(0.07)	$0.23

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Periods ended September 30,
	2005	2004
Expected life (years)	5 years	5 years
Risk-free interest rate	3.90%	3.50%
Expected volatility	50%	40%

5.          Segments.  There are two segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the nine months and three months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004
Revenues from unrelated entities (1):
Americas	$52,709	$51,064
International	37,887	15,574
	$90,596	$66,638
Income (loss) from operations:
Americas	$768	$3,463
International	478	(598)
	$1,246	$2,865

Interest expense, net:
Americas	$148	$133
International	179	187
	$327	$320

(1) Note: Revenues from Australia exceeded 10% of total revenues for the nine month periods ended September 30, 2005 and 2004. Revenues from Australia totaled $32,296 and $10,452 for the nine month periods in 2005 and 2004, respectively.

	Three months ended September 30,
	2005	2004
Revenues from unrelated entities (1):
Americas	$14,333	$18,282
International	12,525	9,333
	$26,858	$27,615
Income (loss) from operations:
Americas	$(1,175)	$1,168
International	(564)	616
	$(1,739)	$1,784
Interest expense, net:
Americas	$46	$105
International	51	65
	$97	$170

(1) Note: Revenues from Australia exceeded 10% of total revenues for the three month periods ended September 30, 2005 and 2004. Revenues from Australia totaled $11,126 and $7,503 for the three month periods ins 2005 and 2004, respectively.

The Company has revenues from external customers from the following product lines:

	Nine months ended September 30,
	2005	2004
Product lines
Enclosures	$39,644	$45,350
Water related products	43,564	13,182
Connectivity	6,833	7,101
Other	555	1,005
	$90,596	$66,638

	Three months ended September 30,
	2005	2004
Product lines
Enclosures	$11,139	$14,184
Water related products	13,169	10,033
Connectivity	2,268	3,024
Other	282	374
	$26,858	$27,615

The Company has identifiable assets in the following geographic regions:

	September 30,	December 31,
	2005	2004

Identifiable Assets:
Americas	$38,186	$42,918
International	34,675	35,563
	$72,861	$78,481

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

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)).  This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company will adopt SFAS 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures.  Management estimates a potential impact of approximately $500 of expense net of tax for 2006.

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

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time.  The amounts the Company may ultimately incur could differ materially as the restructuring initiative is executed.  The Company anticipates that the restructuring will be completed by December 31, 2005.  The changes in the accrual for restructuring charges during the nine month period ended September 30, 2005 are summarized in the table below:

		Workforce
	Facilities	Reduction	Total

Restructuring accrual balance at December 31, 2004	$147	$3	$150
Costs incurred in the nine months ended September 30, 2005	112	—	112
Restructuring accrual balance at September 30, 2005	$35	$3	$38

8.          Sale Leaseback Agreement.  In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  A portion of the proceeds from the sale was used to pay the outstanding mortgage balance on the facility of $4,036.  The unamortized balance of the deferred gain is being amortized over the ten-year lease base term, and as of September 30, 2005, such balance was $408.

9.          Income Taxes.  The tax benefit recorded in 2005 for the third quarter and year-to-date is the result of the expectation of a net operating loss carryforward for tax purposes in 2005 in the United States.  The benefit of this expected net operating loss has been recorded in the form of a deferred tax asset on the balance sheet.  The effective tax rate of (25.6)% for the nine months ended September 30, 2005 differed from the combined federal and state statutory rate of 39.8% as a result of tax benefits for losses generated from foreign subsidiaries.  In particular, an entity within the International segment generated $730 of income in the first nine months with no related tax expense due to existing operating loss carryforwards that have not been previously recognized as deferred tax assets.

     The Federal income taxes of the Company for the years ended December 31, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”).  Included in the examination of the 2001 tax year is a credit for research and development (“R&D”).  The IRS is also examining an R&D credit included in the 2002 tax year.  The IRS has denied the R&D credit for both the 2001 and 2002 tax years.  The cumulative amount of R&D credit denied by the IRS is $533.  The Company has not provided any benefit on its financial statements with regard to the R&D credits in question.  The Company is in discussions with the IRS in order to resolve the open issues surrounding this dispute.  Management believes that the ultimate outcome of IRS audits for the years ended 2000, 2001 and 2002 will not have a material adverse impact on the Company’s consolidated results of operations or financial position.

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

As of September 30, 2005 the Company has placed purchase orders totaling $6,552 with its suppliers for deliveries through September 30, 2006.

11.        Related Party Transactions.  In May 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 is payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  A payment of $10 was received in September 2005 with a payment of $5 per month scheduled until the outstanding balance is fully paid. The account is currently in arrears.  The amount due from RMS Communications, Inc. included in accounts receivable at September 30, 2005 is $237.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano and believes the amount will be paid in full.  No reserve has been recorded against the receivable at September 30, 2005.  The Company purchases RF devices from Mr. Napolitano and from other sources depending on price and supply of product.  The RF devices purchased from Mr. Napolitano’s firm in 2004 approximated $87 and in 2005 approximated $4 and were used as components in the Company’s product lines.  The purchases in 2004 and 2005 did not result in a cash payment to Mr. Napolitano as the amounts owed were used to offset the account receivable.

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust, an affiliate of William H. Channell Sr., the Company’s principal stockholder and the Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary.  The lease term of the lease for 108,000 square feet is through December 31, 2015.  The lease term of the lease for 153,000 square feet is through December 31, 2005, with two five-year renewal options.  Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $971 and $1,001 for the nine months ended September 30, 2004, and 2005 respectively.  The Company believes that at the time the leases were consummated, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party.  Under FIN 46 and FIN 46(R), the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

The Company’s facilities in Orange, Dalby, Terang and Adelaide Australia are leased from shareholders of the Company.  These shareholders are former owners of Bushman Tanks.  The facilities consist of 94,000 square feet of manufacturing, warehouse and office space.  The lease term on all four facilities is through February 28, 2010 with a five-year renewal option.  The rent expense paid under the leases in the nine months ended September 30, 2005 was $243.  The Company hired an independent firm to appraise the market lease rates for these facilities, and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in liabilities is $206 related to these unfavorable leases.

12.        Concentrations.  Sales to Verizon of $19,430 in the first nine months of 2005 represented 21.4% of the Company’s sales in the period.  Sales to Verizon of $11,420 in the first nine months of 2004 represented 17.1% of the Company’s sales.  The second largest customer in the first nine months of 2005 was Comcast with sales of $6,991, representing 7.7% of the Company sales.  Sales to Comcast of $11,560 in the first nine months of 2004 represented 17.3% of the Company’s sales for the period.

Accounts receivable from Verizon of $782 and from Comcast of $1,164 represented 7% and 11%, respectively, of Company accounts receivable at September 30, 2005.  Accounts receivable from Comcast of $960 and from Verizon of $4,070 represented 7% and 29%, respectively, of Company accounts receivable at September 30, 2004.

13.        Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Trust.  At September  30, 2005, the outstanding loan balance subject to the guarantee totaled $561.  The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46 or FIN 46(R) since there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan.  Under FIN 46 and FIN 46(R), the Company and the Channell Family Trust do not qualify as “variable interest entities” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

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

In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  The Share and Asset Purchase Agreement provides for total contingent consideration of approximately $2,900 if the Bushman Tanks business achieves certain sales and cost reduction targets.  Any amounts paid as contingent consideration will result in additional goodwill.  If sales targets in 2005 and 2006 are achieved, a total of approximately $1,500 will be payable to the sellers.  Management has assessed that an earn-out of approximately $760 has been earned for achieving the 2005 sales targets as of July 31, 2005.  This amount has been booked to goodwill during the third quarter of 2005.  If certain cost reduction targets are achieved in 2005 through 2009, the sellers will receive one-half of the amounts of the cost reductions in the specified cost items.  In the event that the costs incurred for these items exceed a predetermined threshold, the seller will be liable to the Company for the amount of the costs exceeding the threshold.  Accordingly, $226 was recorded as a contingent receivable for warranty claims in the third quarter 2005.

Management is unable to assess, as of September 30, 2005, whether any additional contingent consideration will be payable.  The changes in the net carrying amounts of goodwill for the nine months ended September 30, 2005 are as follows:

Goodwill

Balance at December 31, 2004	$14,724
Effect of foreign currency translation	(345)
Contingent receivable for warranty claims	(226)
Contingent earnout payment	760

Balance at September 30, 2005	$14,913

In the Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause whereby the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value to be US dollars $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight line basis.  As of September 30, 2005, the Company had the following acquired intangible asset recorded:

Non-Compete
Agreement

Gross carrying amount	$1,600
Accumulated amortization	(173)
Net carrying amount	1,427

Effect of foreign currency translation	159

Balance at September 30, 2005	$1,586

The following table summarizes the estimated annual pretax amortization expense for the non-compete intangible asset:

Fiscal Year
2005 (remainder of year)	$40
2006	160
2007	160
2008	160
2009	160
Thereafter	747
Total	$1,427

15.        Loan and Security Agreements.  The Company entered into a three-year Loan and Security Agreement, which includes a term loan and a revolving line of credit, with an asset-based lender in the United States in September 2002.  Maximum borrowings available under this facility total $25,000.  The maximum availability under the revolver is $4.9 million, which includes a $1,000 sub-limit for letters of credit.  As of September 30, 2005, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company is also required to comply with a fixed charge coverage ratio and other financial covenants.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The lockbox receipts automatically reduce the outstanding balance of the revolving credit balance, if any.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at September 30, 2005 (other than the outstanding letter of credit).  The Loan and Security Agreement also contains a three-year term loan that is repayable in equal quarterly payments through December 31, 2005, based on a five-year amortization schedule with a balloon payment at maturity.  Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR.  At September 30, 2005, the outstanding balance of the term loan was $2.1 million.  The weighted average interest rate under the term loan was 4.68% at September 30, 2005.  At September 30, 2005, the Company was not in compliance with one of the debt covenants of the Loan and Security Agreement and has obtained a waiver for the third quarter of 2005 from the lender.

Channell Pty Ltd., a subsidiary of the Company, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004.  The loan contains a revolving line of credit for working capital needs with a maximum available borrowing of Australian dollars $1,200, which translated at September 30, 2005 exchange rates is approximately $912 US dollars.  Channell Pty Ltd. is required to comply with an interest coverage ratio.  The Agreement contains various financial and operating covenants that impose limitations on Channell Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, and sell assets except in the ordinary course of business.  The Agreement is reviewed annually with the bank for renewals.  The Agreement contractually obligates Channell Pty Ltd. to repay the revolving credit facility as Channell Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should Channell Pty Ltd. come into a default, which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  There was no balance outstanding under the revolving line of credit at September 30, 2005.  Channell Pty Ltd. was in compliance as of September 30, 2005 with the covenants of the Loan and Security Agreement.  Channell Pty Ltd. cancelled this revolving line of credit as of October 31, 2005.

Channell Bushman Pty Ltd., a subsidiary of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004.  The loan contains a five-year term loan with maximum borrowings of Australian dollars $8,000 that expires in July 2009, a revolving credit facility with maximum borrowings of Australian dollars $2,000, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of Australian dollars $1,750, and a capital expenditure facility with maximum borrowings of Australian dollars $6,000.  Translated into US dollars at September 30, 2005 exchange rates, the maximum borrowings are approximately:  five-year term loan $6,080, revolving credit facility $1,520, “earn-out” facility $1,330, and capital expenditure facility $4,560.  The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd. is required to comply with an interest coverage ratio, debt service ratio, Debt/EBIT ratio and capital adequacy ratio.  The Agreement contractually obligates Channell Bushman Pty Ltd. to repay the revolving credit facility as Channell Bushman Pty Ltd. receives payments from its customers.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the bank to terminate the facility and require any outstanding obligation to be repaid.  Channell Bushman Pty Ltd. had an outstanding balance of US $0 on the revolving credit facility at September 30, 2005.  The weighted average interest rate was 6.9%. There was no balance outstanding under the “earn-out” facility, as of September 30, 2005.  The capital expenditure facility had an outstanding balance of US$190 at September 30, 2005.  The weighted average interest rate was 6.60%.  At September 30, 2005, the outstanding balance on the term loan was US $4,864.  The weighted average interest rate was 5.72%.  Channell Bushman Pty Ltd. was in compliance as of September 30, 2005 with the covenants of the Loan and Security Agreement.

16.        Acquisition.  In August 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer of rotational molded plastic (polyethylene) water storage tanks.  The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 2004.  The pro forma information includes the historical operations of the Company and Bushman Tanks (translated at the average currency exchange rate for the applicable period) and gives effect to the acquisition as if it had occurred at the beginning of the applicable period.  The pro forma financial information is based upon available information and assumptions and adjustments that the Company believes are reasonable.  The pro forma financial information does not purport to represent what the Company’s results of operations actually would have been had the transaction been in effect on the assumed date.

	Amounts in thousands, except per share data
	Nine months ended	Three months ended
	September 30, 2004	September 30, 2004
	Pro Forma	Pro Forma
Net sales	$84,071	$30,431
Net income	2,851	2,327

Net income per share
Basic	$0.31	$0.25
Diluted	$0.31	$0.25

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the nine months ended September 30, 2005 and for the two months ended September 30, 2004.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Nine Months Ended September 30, 2005 with the Nine Months Ended September 30, 2004

Net Sales.  Net sales in the first nine months of 2005 were $90.6 million, an increase of $24.0 million or 36% compared to the same period in 2004.  The increase is primarily due to the addition of the acquired company.

Americas net sales were $52.7 million in the first nine months of 2005, an increase of $1.6 million or 3.2% over the same period in 2004. The increase was primarily due to higher sales of grade-level boxes to Verizon.

International net sales were $37.9 million, an increase of $22.3 million or 143%.  The increase is primarily due to sales of the acquired company.

Sales to Verizon of $19.4 million in the first nine months of 2005 represented 21.4% of the Company’s sales in the period.  Sales to Verizon of $11.4 million in the first nine months of 2004 represented 17.1% of the Company’s sales.  The second largest customer in the first nine months of 2005 was Comcast, with sales of $7.0 million representing 7.7% of the Company sales.  Sales to Comcast of $11.6 million in the first nine months of 2004 represented 17.3% of the Company’s sales for the period.

Gross Profit.  Gross profit in the first nine months of 2005 was $26.5 million, an increase of $7.3 million or 38.3% over the same period in 2004. The increase was primarily due to the addition of gross profit earned by the acquired company, reduced by lower margins in the Americas segment as a result of a weaker product mix.  Gross profit dollars in the Americas segment was $12.8 million in the first nine months of 2005 and $19.2 million for the same period of 2004.  The product mix in the Americas segment changed in the 2005 period to include higher volumes of grade level boxes.  Gross profit of $13.7 million in the International segment, a $9.5 million increase over the 2004 period, was due to the addition of the acquired company and the closure of a manufacturing facility in the United Kingdom.  The closure of the United Kingdom facility lowered the overhead cost structure of International operations primarily due to the elimination of facility lease costs, middle management and indirect support costs.

As a percentage of net sales, gross profit increased from 28.8% in the first nine months of 2004 to 29.3% in the first nine months of 2005.  The improvement is due primarily to increased volume and margins in the International segment.

Selling.  Selling expenses were $15.1 million in the first nine months of 2005, an increase of $5.8 million or 62% from the first nine months of 2004.  The increase is due primarily to the addition of selling expenses of the acquired company.

As a percentage of net sales, selling expense increased from 14.0% in the 2004 period to 16.6% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $8.0 million in the first nine months of 2005, an increase of $2.0 million or 32%.  The increase is due primarily to the addition of the general and administrative expenses of the acquired company.  In addition, the Company incurred costs of approximately $0.2 million associated with a project to review its internal control structure in relation to the requirements of the Sarbanes Oxley Act.

As a percentage of net sales, general and administrative expense decreased from 9.1% in the 2004 period to 8.8% in the 2005 period.  The decrease is due to the increased sales level without a proportional increase in general and administrative costs.

Research and Development.  Research and development expenses were $2.2 million in the first nine months of 2005, an increase of $0.6 million or 34.3% from the first nine months of 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures and grade level boxes for cable customers.

As a percentage of net sales, research and development expenses decreased from 2.5% in the first nine months of 2004 to 2.4% in the first nine months of 2005.

Income from Operations.  As a result of the items discussed above, income from operations decreased $1.7 million or 56.5% over the first nine months of 2004 to $1.2 million in the first nine months of 2005.  Operating margin as a percent of sales decreased from 4.3% to 1.4%.

Interest Expense, Net.  Net interest expense was $0.3 million in the first nine months of 2004 and 2005.

Income Taxes.  Income tax expense was $(0.7) million in the first nine months of 2004 and $(0.2) million in the first nine months of 2005.  The effective tax rate was (25.6)% in the first nine months of 2005 and (26.7)% for the same period in 2004.  In 2004, the Company reported a profit before tax on a consolidated basis, which consisted of a profit in the Americas segment and a loss in the International segment.  The 2005 rate and the 2004 rate benefited from the use of net operating loss carryforwards.  The Company expects to have a net operating loss carry forward benefit for tax purposes in 2005.

Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004

Net Sales.  Net sales in the third quarter of 2005 were $26.9 million, a decrease of $0.7 million or 2.7% compared to the third quarter of 2004.  The decrease is due to a decline in sales in the Americas segment, partially offset by sales from the acquired company.

Americas net sales were $14.3 million in the third quarter of 2005, a decline of $4.0 million or 21.6% over the same period in 2004. The decrease was due primarily to lower sales of thermoplastic enclosures to Verizon.

International net sales were $12.5 million, an increase of $3.2 million or 34.2%.  The increase is primarily due to sales of the acquired company, reduced in part by lower sales of non-water storage products.

Sales to Verizon of $3.3 million in the third quarter of 2005 represented 12.1% of Company sales in the period.  Sales to Verizon of $6.1 million in the third quarter of 2004 represented 22.0% of the Company’s sales for the period.  The second largest customer in the third quarter of 2005 was Comcast with sales of $2.5 million, representing 9.2% of the Company’s sales.  Sales to Comcast of $3.0 million in the third quarter of 2004 represented 10.7% of the Company’s sales for the period.

Gross Profit.  Gross profit in the third quarter of 2005 was $6.5 million, a decrease of $1.4 million or 17.2% over the third quarter of 2004. The decrease was primarily due to a weaker product mix combined with reduced volumes in the United States.  Gross profit dollars in the Americas segment decreased from $4.6 million in 2004 to $2.3 million in 2005.  The product mix in the Americas segment changed in the 2005 period to include higher volumes of grade level boxes and lower volumes of thermoplastic enclosures.  Gross profit of $4.2 million in the International segment, a $0.9 million increase over the 2004 period, was due to the addition of the acquired company.

As a percentage of net sales, gross profit decreased from 28.6% in the third quarter of 2004 to 24.3% in the third quarter of 2005.  The decline is the result of weaker margins and reduced volumes in the Americas segment.

Selling.  Selling expenses were $5.2 million in the third quarter of 2005, an increase of $1.2 million or 28.7% from the third quarter of 2004.  The increase is due primarily to the addition of selling expenses of the acquired company, reduced in part by lower freight costs due to lower volume in the Americas segment.

As a percentage of net sales, selling expense increased from 14.5% in the 2004 period to 19.2% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses were $2.4 million in the third quarter of 2005, an increase of $0.2 million or 9.4% from the third quarter of 2004.  The increase is due primarily to the addition of the general and administrative expenses of the acquired company.

As a percentage of net sales, general and administrative expense increased from 8.0% in the 2004 period to 9.0% in the 2005 period, due to the lower sales volume.

Research and Development.  Research and development expenses were $0.7 million in the third quarter of 2005, an increase of $0.1 million or 21.1% from the third quarter of 2004.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and grade level boxes for cable customers.

As a percentage of net sales, research and development expenses for the quarter increased to 2.6% in 2005 from 2.1% in the third quarter of 2004.

Income from Operations.  As a result of the items discussed above, the Company incurred a loss from operations of $1.7 million during the quarter versus a profit of $1.8 million during the third quarter of 2004.  Operating margin declined from 6.5% to (6.5)%.

Interest Expense, Net.  Net interest expense declined from $0.2 million in the third quarter of 2004 to $0.1 million in 2005.

Income Taxes.  Income tax expense was $(0.7) million in the third quarter of 2004 and $(1.2) million in the third quarter of 2005.  The effective tax rate was (63.2)% in the third quarter of 2005 and (42.1%) for the same period in 2004.  In 2004, the Company reported a profit before tax on a consolidated basis, which consisted of a profit in the Americas segment and a loss in the International segment.  The 2005 rate and the 2004 rate benefited from the use of net operating loss carryforwards.  The effective tax rate decreased from 35.0% in the second quarter of 2005 to (63.2)% in the third quarter of 2005 as a result of reduced earnings performance and the expectation of a net operating loss carry forward benefit for tax purposes in 2005.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2005, compared to $5.0 million in the same period in 2004, which is a decrease of $2.1 million.  Cash was provided by earnings and non-cash charges in 2005, reduced by a period to period $2.0 million decline in accounts payable.  The decline in accounts payable relates to the elimination of extended terms that were experienced in the fourth quarter of 2004.  A period to period reduction of $3.1 million in accounts receivable also contributed to the positive cash flow reflecting the lower sales volume in the third quarter of 2005.

Net cash used in investing activities was $(3.9) million for the nine months ended September 30, 2005, compared to $(19.5) million in the 2004 period.  The 2004 amount includes $17.5 million for the acquisition of Bushman Tanks.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $9.7 million in the same period of 2004.  The decrease was primarily due to debt repayments made in 2005.

Cash and cash equivalents on September 30, 2005 were $3.4 million, a decrease of $2.1 million from December 31, 2004.  The decrease in cash was due primarily to capital expenditures for property and equipment, combined with a reduction of debt levels.

Net accounts receivable were $10.8 million at September 30, 2005 and $13.9 million at December 31, 2004.  Days sales outstanding decreased from 37 days at December 31, 2004 to 36 days at September 30, 2005, due to lower sales volumes and improved collections.

Inventories decreased to $12.4 million at September 30, 2005 from $14.2 million at December 31, 2004 to better match current sales levels.  Days inventory increased from 52 days at December 31, 2004 to 55 days at September 30, 2005.

Accounts payable decreased from $16.1 million at December 31, 2004 to $12.0 million at September 30, 2005.  The decrease is due primarily to the reduction of vendor payment terms from the fourth quarter of 2004.  Payment terms had been extended in the fourth quarter of 2004.  Days payables decreased from 59 days at December 31, 2004 to 53 days at September 30, 2005.

The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 15 will be sufficient to fund the Company’s capital expenditure and working capital requirements through the balance of 2005. The Company’s term loan under the three-year Loan and Security Agreement with an asset-based lender and originally due in September 2005, has been extended to December 2005.  The Company is currently considering various financing options.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of September 30, 2005:

(amounts in thousands)	October 1, 2005 - September 30, 2006	October 1, 2006 - September 30, 2008	October 1, 2008 - September 30, 2010	October 1, 2010 and Beyond	Total
Contractual Obligations
Debt (1)	$2,618	$2,432	$1,824	$—	$6,874
Capital Lease Obligations (2)	8	101	—	—	109
Operating Lease Obligations(3)	2,649	5,071	4,511	1,510	13,741
Employment Contracts (4)	1,062	2,048	129	—	3,239
Purchase Obligations (5)	6,552	—	—	—	6,552
	$12,889	$9,652	$6,464	$1,510	$30,515

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

(4)   The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s base salary is $773,939 per year effective July 2005, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased based on the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.  On September 4, 2005 the Company adopted the Long Term Incentive Plan (“LTIP”) for William H. Channell, Jr., CEO, effective as of December 9, 2003.  The LTIP was provided for in, and was adopted pursuant to, the employment agreement, entered into as of December 9, 2003, between the Company and Mr. Channell.  Mr. Channell received an award of $300,000 for fiscal year 2005 and an award of $500,000 for fiscal year 2004.  For the three year period of 2004, 2005 and 2006, the total potential aggregate award amount is now $1,300,000 if all Plan criteria are met.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At September 30, 2005, the outstanding loan balance subject to the guarantee totaled $561,000.

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

The Company and its subsidiaries have entered into three financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States.  The agreement contains a term loan and a revolving line of credit.  In July 2004, a subsidiary of the Company entered into a one-year Loan and Security Agreement, which consists of a revolving line of credit with a commercial bank in Australia.  In August 2004, another subsidiary of the Company entered into a five-year Loan and Security Agreement which contains a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

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

As of September 30, 2005, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005, because of the material weaknesses described below.

Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Quarterly Report on Form 10-Q, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report, fairly present in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of September 30, 2005:

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

The Company also identified significant deficiencies in internal controls that rise to the level of material weaknesses in revenue and purchasing cycles.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of the year ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At September 30, 2005, the Company was not in compliance with one of the debt covenants of the U.S. Loan and Security Agreement and has obtained a waiver for the third quarter of 2005 from the lender.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4	Form of Common Stock Certificate (1)
10.1	Tax Agreement between the Company and the Existing Stockholders (1)
10.2.1*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement)(1)
10.2.2*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(8)
10.2.3*	Channell Commercial Corporation 2004 Incentive Bonus Plan(11)
10.3

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (6)

10.3.1	Loan and Security Agreement dated October 24, 2003 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.2	Loan and Security Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and National Australia Bank Ltd (10)
10.3.3	Loan and Security Agreement dated August 2, 2004 by and among Channell Pty Ltd and National Australia Bank Ltd (10)
10.3.4	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (10)
10.4*	Employment Agreement between the Company and William H. Channell, Sr., dated July 8, 1996 (1)
10.6*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (1)
10.7	Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr., as amended (1)
10.8	Lease dated May 29, 1996 between the Company and the Channell Family Trust (1)
10.9	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (4)
10.10	Third Amendment to Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr., effective as of June 1, 2005 (13)
10.11	Form of Indemnity Agreement (1)
10.12	Form of Agreement Regarding Intellectual Property (1)
10.13	401(k) Plan of the Company (3)
10.14	A.C. Egerton (Holdings) PLC Share Purchase Agreement (2)
10.17	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd (5)
10.19*	Amendment to Employment Agreement between the Company and William H. Channell, Sr., dated December 9, 2003 (9)
10.20*	Employment Agreement between the Company and William H. Channell, Jr., dated December 9, 2003 (9)
10.21

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd., Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd., and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand.(12)

10.22*	Employment Letter between the Company and Jerry Collazo, dated June 27, 2005 (14)
10.23*	Employment Letter between the Company and Greg Balla, dated June 30, 2005 (15)
10.24*	Long-Term Incentive Plan for William H. Channell, Jr.(16)
10.25	Waiver and Third Amendment to U.S. Loan and Security Agreement, dated November 18, 2005 (17)
10.26	Assignment and Assumption Agreement, dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (17)
14	Channell Commercial Corporation Code of Business Conduct and Ethics (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (17)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (17)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO; and Jerry Collazo, CFO. (17)

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

(11) Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(12) Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(13) Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(14) Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(15) Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 15, 2005.

(16) Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(17) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 21, 2005

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

####