Form 10-K
period 2005-12-31
CHANNELL COMMERCIAL CORP
filed 2006-04-17
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-28582

CHANNELL COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2453261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26040 Ynez Road

Temecula, CA  92591

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (951) 719-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On March 27, 2006, the registrant had 9,543,584 shares of Common Stock outstanding with a par value of $.01 per share.  The aggregate market value of the 4,678,495 shares held by non-affiliates of the registrant was $35,088,713 computed by reference to the price at which the shares were last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Executive Officers and Directors of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

The Company also designs, manufactures and markets polyethylene water tanks for rural and residential markets in Australia.  The Company’s primary product line of rotational molded tanks is used in the agricultural sector where water shortages require storage of rain and ground water.  The Company also markets a range of water storage tanks for use in residential and rural-residential markets.  The Company operates out of six leased facilities in Australia.  The facilities are located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide.

The Company entered the Australian water storage tank market in August 2004 with the acquisition of Bushman Tanks.  Bushman Tanks is Australia’s largest manufacturer and distributor of rotational molded polyethylene water storage tanks.

The Company’s enclosure product line accounted for 44%, 59% and 79% of the Company’s net sales in 2005, 2004 and 2003, respectively.  The Company has recently diversified a portion of its business with the acquisition of Bushman Tanks.  The Company’s water related products product line accounted for 48% of the Company’s net sales in 2005 and 30% of the Company’s net sales in 2004.  The Company has long-lived assets in Australia that were $5.3 million, $5.5 million and $2.4 million as of December 31, 2005, 2004 and 2003, respectively.  For financial segment and geographic information, see Note O to the Company’s Consolidated Financial Statements included herein.

Industry

The Company operates primarily in two industries, the global telecommunications industry and the Australian water storage tank industry.

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

As critical components of the outside plant, enclosure products provide (i) protection against weather and vandalism, (ii) ready access for technicians who maintain and manage the outside plant and, (iii) in some cases, dissipation of heat generated by the active electronic hardware.  Broadband and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the signal delivery networks is likely to disrupt communications services.  Connectivity products provide critical broadband data-rated connection points which support cost effective service deployment and ensure signal integrity is maintained throughout the network.

The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by broadband operators and local telephone companies.  For example, broadband networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, traditional wireline telephony and xDSL transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line (“DSL”) technologies, which utilize installed copper wires for broadband services.  These “local loop” copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for data-rated fully sealed outside plant facilities in order to sustain network reliability and longevity.   Local telephone service providers are also employing various fiber to the premise (FTTP) technologies to deliver higher bandwidth services to customers.  FTTP utilizes outside plant enclosures to protect the networks as well as fiber cable management devices that are both manufactured by the Company.  Similar architectures are deployed world-wide which utilize multiple configurations of enclosure and connectivity products.

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

Business Strategy

The Company’s strategy is to capitalize on its core strengths in the design and manufacture of thermoplastic products, metal products and connectivity products and to use these strengths to be a leading company in the markets in which it operates as well as to enter new markets.

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

Principal elements of the Company’s strategy include the following:

Focus on Core Telecommunications Business.  The Company will continue to seek to capitalize on its position as a leading designer, manufacturer and marketer of enclosures, grade level boxes, and copper wire connectors for the broadband/CATV and local telephone industries in the North America, Europe, Middle East, Africa, Australia and Asia markets through direct marketing and new product development.  The Company believes it currently supplies a substantial portion of the enclosure product requirements of a number of major broadband network operators.

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

Develop New Products and Enter New Markets.  The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers.  Innovative products offered by the Company include its MAH Series™ free-breathing telephony enclosures, GLBTM  grade level box sub surface enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures.  The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. and international patent protection.  The Company’s products are designed to improve the performance of its customers’ outside plant systems.  The Company has a proven record in designing, developing and manufacturing “next generation” products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.  The Company also believes its core capabilities are applicable to markets outside the telecommunications industry.

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

Concentrate on Core Capabilities to Diversify into Other Industries.  The Company believes its core competencies are in the design and manufacture of plastic and metal enclosure products for industrial infrastructure applications and copper wire connectivity.  The Company is pursuing a strategy to utilize these core competencies to diversify into other industries to grow profitably.  Relevant industries that the Company may pursue include water, irrigation, power utility and other outside plant infrastructure products.  The acquisition of Bushman Tanks to operate in the water industry is an example of this diversification strategy.

Products

The Company currently markets over 60 product families, with several thousand optional product configurations.  The primary functions of the Company’s products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security.   The Company believes that it offers one of the most complete lines of outside plant infrastructure products in the telecommunications industry. The primary functions of the Company’s products designed for the water industry are the filtration, storage and distribution of water for both outside and inside rural and suburban residences.

Enclosures.  The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures for the communications industry that are considered state-of-the-industry, having been field tested and received approvals and standardization certifications from major broadband/CATV and telephone company operators.  Most of the Company’s products are designed for buried and underground network applications.  The Company’s enclosure products provide technicians access to network equipment for maintenance, upgrades and installation of new services.  Buried and underground networks and enclosures are generally preferred by broadband operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations.  The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband telecommunications networks (branded as “Rhino Enclosures™”).  The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products.  The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

Copper Connectivity.  The Company is a designer and manufacturer of innovative telephone connectivity devices.  The Company’s Insulation Displacement Connector (“IDC”) technology provides advanced “tool-less” termination systems for copper wires, the predominant medium used in the “Last Mile” for telephone services worldwide.  These proprietary IDC products environmentally seal network termination points with a high level of reliability.  The Company’s DSLink TM  modular terminal block offers telephone service providers a Category 5 (“Cat-5”) solution to the rising costs of DSL deployment in the local loop. The Company’s Mini-Rocker™ line of copper connectivity modules, blocks and accessories offer environmentally sealed and Cat-5 data rated IDC tool-less circuit installation and have been accepted as a universal connectivity platform for network applications worldwide, including xDSL and VoIP services.

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

Grade Level Boxes.  The Company is a designer and supplier of grade level boxes used for sub-surface network access.  Storage of underground cables, irrigation valves, and power utility distribution points represent some of the leading cross industry applications.  A series of these products have been designed specifically for, and are widely deployed in, FTTP networks.

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

Water Products.  The Company offers a range of water tank products for the storage of potable and non potable water.  These products typically store rain water collected from the roofs of homes or other buildings or water pumped from underground wells.  These products are primarily used by residential homes, agricultural properties and commercial buildings.  Accessory products for these water tanks include filtration systems, connection devices and pumps.

In addition to water storage tanks, the Company’s water product line includes enclosures for various access applications.  The Company’s line of grade level boxes are designed and configured for water distribution and irrigation applications.

Marketing and Sales

The Company markets its products primarily through a direct sales force of technically trained salespeople. The Company employs an application-specific, systems approach to marketing its products, offering the customer a complete, cost-effective system solution to meet its outside plant requirements.  All sales personnel have technical expertise in the products they market and are supported by the Company’s engineering and technical marketing staff.  Product marketing specialists are assigned to provide technical support and commercial direction for the Company’s strategic product groups.

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

The Company’s manufacturing and distribution facilities as of December 31, 2005, include approximately 367,000 square feet in Temecula, California; 7,000 square feet in Mississauga, Ontario, Canada; 34,000 square feet in Sydney, 43,000 square feet in Dalby, 22,000 square feet in Orange, 16,000 square feet in Terang, 5,000 square feet in Townsville, and 13,000 square feet in Adelaide.  The Company operates a leased distribution, sales and marketing facility in the UK serving Europe, Middle East and Africa.

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

•      Thermoplastic Epoxy Coating that bonds directly to metal hardware and protects against rust and deterioration;

•      High strength and UV protected water storage products;

•      Underground water storage products; and

•      A complete line of water storage accessories products including filtration, pumps and connection devices.

The Company’s product development approach is applications-based and customer driven.  A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing.  The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process.  The Company spent $2.7 million in 2005, $2.3 million in 2004, and $1.9 million in 2003 on research and development.

Customers

The Company sells its telecommunications related products directly to broadband operators and telephone companies throughout the world, principally within developed nations.  The Company sells its products to OEMs on a global basis.  The Company sells its water storage products in Australia directly to end users as well as to retailers, wholesalers, distributors and agents.  During 2005, the Company’s five largest customers accounted for 34.4% of total net sales.  In 2005, the Company’s five largest customers by sales in the United States were Verizon, Comcast, Cox, Power and Telephone Supply, and Time Warner.  The majority of sales to Verizon in 2005 occurred in the first six months of the fiscal year.  Verizon and Comcast accounted for 17.5% and 7.3%, respectively, of the Company’s net sales in 2005.  Verizon and Comcast accounted for 21.7% and 14.6%, respectively, of the Company’s net sales in 2004.  In international markets, the Company’s five largest customers in 2005 by sales were Telstra (Australia), Rogers (Canada), British Telecom (UK), Middendorp Electric (Australia), and Uni Telco (Malaysia).

The Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are primarily dependent upon orders booked and products shipped in the quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company’s products.  Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace.  From fiscal period to fiscal period, significant changes in the level of purchases of the Company’s products by specific customers can and do result from this periodic assessment.  Customers of water products in Australia are typically individual users that may keep their product for several years before making a repeat purchase, as well as distributors that are used to market the Company’s products.

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

Management believes that the principle competitive factors in the water storage industry are product quality, manufacturing capacity, and geographic location for logistics support, technical support and customer service.  The multiple manufacturing plant locations provide nationwide market coverage in the industry.

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

Employees

As of December 31, 2005, the Company employed 512 people, of whom 85 were in sales, 353 were in manufacturing operations, 26 were in research and development and 48 were in administration.  The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development.  None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

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

The water storage products industry in Australia is also subject to regulation.  National, state and local regulatory agencies regulate and in some cases mandate the use of water storage products to conserve water usage.  Examples include restrictions on the use of potable water for gardening, the washing of cars and other non-essential uses.  In addition, several agencies have offered rebates to those who purchase water storage products to conserve water.  Most recently, government agencies have mandated that new residential dwellings in the states of New South Wales and Victoria require a water conservation device such as water storage tanks.  The city of Sydney is located in New South Wales and the city of Melbourne is located in Victoria.  The affect of these regulations has been to increase the demand for water storage tanks in Australia.  There can be no guarantee that these regulations and rebates will remain in existence.

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

Item 1A. Risk Factors

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.  Forward-looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statements that may be provided by our management concerning future financial performance, ongoing business strategies or prospects or our possible future actions are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about us; and economic and market factors in the countries in which we do business, among other things.  These statements are not guarantees of future performance, and we have no specific intentions to update these statements.  References to “we” “us” or “our” are references to the Company.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the risk factors discussed below.

Risk Factors

Obsolescence and Technological Change.  The communications industry is in a state of rapid technological change.  The introduction of new technologies, network architectures or changes in industry standards can render our existing products or products under development obsolete or unmarketable.  For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks.  Further, while we anticipate that a number of factors, including network capacity requirements, existing investments in wire-line networks, security and long-term cost effectiveness, will result in growth of wire-line networks, there can be no assurance that future advances or further development of these or other new technologies will not have a material adverse effect on our business.  Our growth strategies are designed, in part, to take advantage of opportunities that we believe are emerging as a result of the development of enhanced voice, video, data and other transmission networks, and high-speed Internet access in the telecommunications industry.  There can be no assurance that demand resulting from these emerging trends will continue or that our products will be met with market acceptance.

Importance of New Product Development to Growth.  A significant factor in our ability to grow and remain competitive will be our ability to anticipate changes in technology, industry standards and customer preferences, and to successfully develop and introduce new products on a timely basis.  New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment.  Trends toward consolidation of the communications industry and convergence of technologies may require us to quickly adapt to rapidly changing market conditions and customer requirements.  Trends in consumer preferences in Australia for the aesthetic design of water storage tanks may require us to redesign or develop new water tanks and accessory products.

Our manufacturing and marketing expertise has enabled us to successfully develop and market new products in the past.  However, any failure by us to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, operating results and financial condition.

Concentration of Customers.  The telecommunications industry is the largest industry in which we operate and is highly concentrated. A relatively small number of customers account for a large percentage of our available market.  Consequently, our five largest customers accounted for 34.4% and 48.7% of our total net sales in 2005 and 2004, respectively.  Verizon accounted for 17.5% of our total net sales in 2005 and 21.7% of our total net sales in 2004.  Comcast accounted for 14.6% of our total net sales in 2004 and 7.3% of our total net sales in 2005.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of our customer base, but also from time to time delay customers’ capital expenditures as newly merged service providers consolidate operations.  In the event one of our major customers were to terminate purchases of our products, our operating results would be adversely affected.

Dependence on the Telecommunications Industry.  Although we have recently diversified a portion of our business with the acquisition of Bushman Tanks, a manufacturer of water storage tanks, we expect that sales to the telecommunications industry will continue to represent a substantial portion of our total sales.  Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, our sales and profitability, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and technological developments in the telecommunications technology.  While the industry generally experienced above average growth in the late 1990’s, since 2001 the telecommunications equipment industry has been materially adversely affected by service providers’ reductions of their capital expenditures.

Our success is dependent upon continued demand by the communications industry for products used in signal transmission systems, which may be affected by factors beyond our control, including the convergence of video, voice, and data transmission systems occurring within the broadband and telephone markets, continuing consolidation of companies within those markets and the provision of Internet access by broadband operators and local telephone companies.

Limited Backlog.  Our customers typically require prompt shipment of our products within a narrow timeframe.  As a result, we have historically operated with a relatively small backlog.  Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter.  Further, our customers generally do not enter into long-term supply contracts providing for future purchase commitments for our products.  These factors, when combined with our operating leverage (see “Operating Leverage” below) and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, may place our operating results at risk to changing customer buying patterns.  If sales levels in a particular period do not coincide with our expectations, operating results for that period may be materially and adversely affected.

Price Fluctuations of Raw Materials; Availability of Complementary Products.  Our cost of sales may be materially affected by increases in the market prices of the raw materials, including resins, used in our manufacturing processes.  We do not engage in hedging transactions for such materials, although we periodically enter into purchase agreements for certain raw materials for as much as one year or more.  There can be no assurance that price increases in raw materials can be passed on to our customers through increases in product prices.  In addition, in order to position ourselves as a full-line product supplier, we rely on certain manufacturers to supply products, including grade level boxes that complement the products manufactured by us.  Although we believe there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of our own products.

Energy Costs and Availability.  Our cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in our manufacturing processes.  California is the site of our largest manufacturing operation.  The energy costs of California manufacturing firms may increase.  There exists the possibility of interruption(s) in the supply of energy to California’s manufacturing firms.  There can be no assurance that our energy costs can be passed on to our customers through increases in product prices.  Further, disruptions or delays in the supply of electricity, natural gas and water to us could have a material adverse effect on sales of our products.

Acquisitions and Failure to Integrate Acquired Businesses.  In the event of any acquisition by us, there can be no assurance that we will be able to identify and acquire attractive acquisition candidates, profitably manage any such acquired businesses or successfully integrate such acquired businesses into our business without substantial costs, delays or other problems.  Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on our reported financial condition or results of operations, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition or results of operations.

We acquired Bushman Tanks in August 2004.  The successful integration of this business into our business requires among other things the retention of key personnel, the implementation of the Oracle information system used by all of our other businesses, the implementation of financial accounting and internal controls required by all U.S. publicly owned corporations, the time and attention of our executive management, the integration of management styles and culture as well as the hiring of people necessary to implement the aforementioned items and to expand the business.  By the end of 2006, management expects this integration effort to be completed.

In addition, there can be no assurance that any businesses acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying our investment therein or that we will realize the synergies expected from such acquisitions.

The failure to obtain any or all of the desired results from acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Operating Leverage.  Because the fixed costs of facilities, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, our ability to operate profitably is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base.  Due to this “operating leverage”, a reduction in sales or the rate of sales growth has had in the past and could have in the future a disproportionately adverse effect on our financial results.

Seasonality and Fluctuations in Operating Results.  Our business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of our telecommunications products.  In addition, first quarter sales may also reflect telecommunication customer delays in implementation of their annual capital expenditure plans.  The water storage tank business in Australia is traditionally slow during the fourth quarter due to holidays and restrictions on the number of days in which large trucks can utilize major roads to deliver water storage tanks to customers.  Our operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from and shipments to major customers, the timing of new product introductions and deployment as well as the availability of products by us or our competitors, weather conditions in Australia, which may affect the sales of water storage tanks as a large percentage of sales occur at outdoor agricultural farm fairs, the overall level of capital expenditures by broadband operators and telephone companies, market acceptance of new and enhanced versions of our products, variations in the mix of products we sell, and the availability and costs of raw materials.

Risks Associated with International Operations.  International sales, including export sales from U.S. operations, accounted for 48.5%, 33.9%, and 21.2% of our net sales in 2005, 2004 and 2003, respectively.  The percentage of international sales to our total sales has increased with the acquisition of the Bushman Tanks business.  Due to our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar, which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  We are also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our international operations.  There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on our business.

Competition.  The industries in which we operate are highly competitive.  The level and intensity of competition may increase in the future.  Our competitors in the telecommunications industry include companies that are much larger than us, such as Tyco, 3M, Marconi, Arris and Corning.  Our business strategy includes increased focus on telephone connectivity.  There can be no assurance that we will be able to compete successfully against our competitors, most of whom have access to greater financial resources than we do.  Our competitors in the Australian water storage tank business includes Nylex, which is much larger than us, as well as smaller companies that have market position in specific geographic regions.  There can be no assurances that we will be able to successfully compete against these competitors or increase our sales by obtaining a higher market share.

Disruptions at Our Manufacturing Facility; Leases with Related Party.  The majority of our manufacturing operations are currently located at our facilities in Temecula, California, which also includes our principal warehouse and corporate office operations.  Our success depends in large part on the orderly operation of these facilities.  Because our manufacturing operations and administrative departments are concentrated at this facility, a fire, earthquake, power interruption or other disaster at this facility could materially and adversely affect our business and results of operations.  We maintain property and business interruption insurance on this facility.

We currently lease a portion of our Temecula facilities from The Channell Family Trust, an affiliate of William H. Channell, Sr., our principal stockholder and Chairman of the Board, and Jacqueline M. Channell, a director and our corporate secretary.  We believe the terms of these leases are no less favorable than would be available from an unrelated third party after arm’s length negotiations.  Although these leases expire in, or have renewal options through, the year 2015, there can be no assurance that we will be able to agree on additional renewal terms for the properties currently leased by us.  Our failure to renew the leases would require us to relocate our existing facilities, which could have a material adverse effect on our business, financial condition or results of operations.

We currently lease four facilities in Australia from the former owners of Bushman Tanks.  Although we believe these leases are in total in excess of fair market value by $27,000 per year, we do not believe that amount is significant compared to total manufacturing costs and thus does not place us of a competitive disadvantage.  Although we also have renewal options through the year 2015 under these leases, there can be no assurance that we and the former owners will be able to agree on additional renewal terms for the properties currently leased by us.  Our failure to renew the leases would require us to relocate our existing facilities, which could have a material adverse effect on our business, financial condition or results of operations.

Dependence on Key Personnel.  Our future success depends in part on our ability to attract and retain key executive, engineering, marketing and sales personnel.  Our key personnel includes William H. Channell, Sr., Chairman of the Board, William H. Channell, Jr., President and Chief Executive Officer and our other executive officers.  The market for qualified personnel in the communications industry is competitive and the loss of certain key personnel could have a material adverse effect on us.  We have employment contracts with William H. Channell, Jr. and William H. Channell, Sr.

Changing Regulatory Environment.  The communications industry is subject to regulation in the United States and other countries.  Federal and state agencies regulate most of our domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect our business.  Government regulation in Australia has increased demand for water storage tanks by requiring the installation of water storage tanks or other water conservation products in new homes built in selected regions.  There can be no assurances that these regulations will remain in affect.  A lessening of these regulations most likely would lead to lower demand for water storage products and thus negatively affect our sales.

Uncertain Ability to Manage Industry Volatility.  Our business has required and is expected to continue to require significant resources in terms of personnel, management and other infrastructure.  Our ability to manage effectively the volatility of the telecommunications industry requires us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

Environmental Matters.  We are subject to a wide variety of federal, state and local environmental laws and regulations and use a limited number of chemicals that are classified or could be classified as hazardous or similar substances.  Although we believe that our operations are in compliance in all material respects with current environmental laws and regulations, our failure to comply with such laws and regulations could have a material adverse effect on us.

Weather Matters.  Our business may be affected by adverse changes in weather patterns in Australia that may affect the demand for water storage tanks.  Prior to 2005 Australia experienced a severe water shortage for several years due to less rainfall, inadequate national infrastructure to store water for use during drought periods and the growth in population in non urban areas.  In 2005, Australia received a significant amount of rainfall. A change in the weather pattern which provides additional rainfall and lessens the effect of the drought could have a negative impact on the demand for water storage tanks.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s facilities approximate 509,000 square feet, of which approximately 60%, 25% and 15% were used for manufacturing, warehouse and office space, respectively.  In Temecula, California, 261,000 square feet of the total 367,000 square feet are leased from the Channell Family Trust, an affiliate of William H. Channell, Sr., the Company’s principal stockholder and Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary. The Company also leases an aggregate of approximately 325,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In Australia, 94,000 square feet of manufacturing and distribution space in Orange, Dalby, Terang, and Adelaide are leased from the former owners of Bushman Tanks.  In December, 2002, the Company announced steps to rationalize international manufacturing operations to consolidate operations.  The Company has completed the facilities reduction program.  In 2002, the Company completed a sale and leaseback of approximately 103,000 square feet of manufacturing, warehouse and office space in Temecula, California.  The Company sold approximately 43,000 square feet of manufacturing, warehouse and office space in the United Kingdom in January, 2003.  In the fourth quarter of 2003, the Company further evaluated International operations to improve profitability.  A manufacturing facility in the United Kingdom was closed in June 2004.   The Company considers its current facilities, and its facilities following the completion of the foregoing restructuring activities, to be adequate for its operations.

Item 3.  Legal Proceedings

Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759).  For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers.  In 2004, the Company’s customers began to report failure of Carson boxes in the field.  The Company has determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications and/or did not perform properly in the field.  On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360,000 for product sold to the Company but not yet paid for.  On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.  The Company has not stated a specific dollar remedy that it is seeking from Carson.  Carson demurred to many of the claims in the Company’s cross-complaint, and the demurrer was overruled by the court.  Carson has subsequently denied the allegations of the cross-complaint.  Discovery in this case is ongoing, and trial has been set for June 7, 2006.

Subsequent to December 31, 2005, the parties have tentatively agreed to settle the lawsuit.  Upon final agreement, the Company will pay to Carson $360,000, less the value of inventory returned to Carson, which is approximately $70,000.  In addition, Carson will indemnify the Company against certain product warranty claims for five years from the date of sale.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the NASDAQ National Market and is traded under the symbol “CHNL.”  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s Common Stock, as reported on the NASDAQ National Market.

	High	Low

Year Ended December 31, 2005:
First Quarter	$10.39	$6.47
Second Quarter	7.87	5.20
Third Quarter	10.20	6.37
Fourth Quarter	10.25	4.27

Year Ended December 31, 2004:
First Quarter	$5.38	$3.85
Second Quarter	4.58	3.60
Third Quarter	4.50	2.90
Fourth Quarter	8.50	3.55

The Company has not declared any dividends subsequent to its initial public offering in July 1996.

The Company currently anticipates it will retain all available funds to finance its business.  The Company does not intend to pay cash dividends in the foreseeable future.  Under the terms of the Company’s Loan and Security Agreement, the Company has agreed not to pay any dividends (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

As of March 27, 2006, the Company had 9,543,584  shares of its Common Stock outstanding, held by approximately 1,060 shareholders of record.

Item 6.  Selected Financial Data

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2005, have been derived from the Company’s audited consolidated financial statements, which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003	2002	2001

OPERATING DATA:
Net sales	$113,530	$100,134	$76,537	$84,785	$88,698
Cost of goods sold	81,060	72,151	53,960	57,450	69,892

Gross profit	32,470	27,983	22,577	27,335	18,806

Operating expenses
Selling	19,872	14,279	9,465	9,246	12,789
General and administrative	11,374	8,584	7,710	11,452	14,124
Research and development	2,670	2,336	1,902	1,619	2,331
Restructuring charge	—	(690)	1,565	1,228	2,999
Asset impairment charge	97	—	1,238	2,154	4,322
Goodwill impairment charge	—	—	—	966	11,772
	34,013	24,509	21,880	26,665	48,337

Income (loss) from operations	(1,543)	3,474	697	670	(29,531)
Interest income (expense), net	(495)	(489)	(571)	(1,999)	(3,874)
Income (loss) before income tax expense (benefit)	(2,038)	2,985	126	(1,329)	(33,405)
Income taxes (benefit)	5,012	(791)	200	1,713	(7,641)
Net income (loss) before minority interest	(7,050)	3,776	(74)	(3,042)	(25,764)
Minority interest	(170)	167	—	—	—

Net income (loss)	$(6,880)	$3,609	$(74)	$(3,042)	$(25,764)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.73)	$0.39	$(0.01)	$(0.34)	$(2.85)
Diluted	$(0.73)	$0.39	$(0.01)	$(0.34)	$(2.85)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,448	9,203	9,126	9,048	9,050
Diluted	9,448	9,223	9,126	9,048	9,050

BALANCE SHEET DATA:
Current assets	$24,891	$37,686	$30,407	$23,449	$39,626
Total assets	60,629	78,481	53,435	53,621	84,811
Long-term obligations (including current maturities)(1)	7,624	8,840	3,906	6,548	36,816
Stockholders’ equity	35,959	42,484	36,816	34,899	36,931

OTHER DATA:
Gross margin(2)	28.6%	27.9%	29.5%	32.2%	21.2%
Operating margin(3)	(1.4)	3.5	0.9	0.8	(33.3)
Capital expenditures (excluding capital leases)	4,339	3,281	1,203	1,886	3,153
Cash provided by (used in):
Operating activities	1,672	9,395	7,127	19,767	13,964
Investing activities	(4,315)	(20,025)	1,154	4,346	(3,153)
Financing activities	201	7,383	(2,662)	(29,832)	(2,927)

(1)   Includes all interest bearing debt and capital lease obligations.

(2)   Gross margin is gross profit as a percentage of net sales.

(3)   Operating margin is income (loss) from operations as a percentage of net sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a designer and manufacturer of telecommunications equipment supplied to telephone and broadband network providers worldwide and of water storage products marketed primarily in Australia.  In addition to Company manufactured products, the Company markets complementary products manufactured by third parties. The Company sells products directly to broadband operators and telephone companies throughout the United States, Canada, Australia, Asia, Europe, the Middle East and Africa and certain other international markets, principally within developed nations.  The Company’s customers of water storage products in Australia are typically individual users who will keep the product for several years without a repeat purchase.  The Company believes that many of its customers periodically review their supply relationships and consequently the Company can experience significant changes in buying patterns from specific customers between fiscal periods. The Company has historically operated with a relatively small backlog with sales and operating results in any quarter principally dependent upon orders booked and products shipped in that quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments for the Company’s products. These factors, when combined with the Company’s operating leverage and the need to incur certain capital expenditures and expenses in part based upon the expectation of future sales, causes the Company’s operating results to be at risk to changing customer buying patterns.  If sales levels in a particular period do not meet the Company’s expectations, operating results for that period may be materially and adversely affected.

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

The critical accounting policies requiring estimates and assumptions that management believes have the most significant impact on the Company’s consolidated financial statements are:

•      Accounts receivables reserves

•      Allowances for excess and obsolete inventory

•      Valuation of goodwill and long-lived assets

•      Restructuring costs

•      Accounting for income taxes

•      Foreign currency translation

Accounts receivable reserves and estimated sales returns.  Allowances for doubtful accounts are maintained for estimated losses expected to result from the inability of our customers to make required payments.  Provisions for uncollectible accounts are made based upon specific percentages of the past due outstanding accounts receivable aging categories. The specific percentages are based on historical experience and are applied to the categories of accounts that are past due by 60, 90, 180 and 360 days.  An adverse change in financial condition of a significant customer or group of customers could materially affect management’s estimate of percentages required for the provisions for doubtful accounts.  Provisions for estimated sales returns are made based on the Company’s historical sales returns experience.

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

Valuation of goodwill and long-lived assets.  Management reviews goodwill and long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be fully recoverable. Management assesses potential impairment of the carrying values of these assets based on market prices, if available, and/or assumptions about and estimates of future cash flows expected to be generated from these assets. Future cash flows may be adversely impacted by operating performance, market conditions and other factors.  An impairment charge would be based on the amount by which the carrying value exceeds fair value.  Fair value is estimated by management based on market prices, if available, and/or forecasted discounted cash flows, using a discount rate commensurate with the risks involved. Assumptions related to future cash flows and discount rates involve management judgment and are subject to significant uncertainty. If future cash flows, discount rates and other assumptions used in the assessment and measurement of impairment differ from management’s estimates and forecasts, additional impairment charges could be required.  As of December 31, 2005, there was no impairment in the Company’s valuation of goodwill.

Restructuring costs.  Restructuring costs are recorded in accordance with Financial Accounting Standards Board (“FASB”) Statement 146, Accounting for Costs Associated With Exit or Disposal Activities.  One-time severance benefits for employees terminated are recorded at the time management commits to the plan to reduce the work force, knows the amount of the termination benefit, is unlikely to change the plan and has communicated to employees the intended work force reduction.  Liabilities for costs that will continue to be incurred under a contract for its remaining term without an economic benefit, such as for facility lease payments for premises vacated, are recorded when the Company ceases to use the right conveyed by the contract.  In the case of vacated leased facilities, the liability is based on the future lease payments required under the contract less the estimated future rental income the Company may earn by subletting the facilities or estimates of costs incurred to terminate a lease with a landlord.  These estimates of future sublet income are based on current economic conditions, current condition of the local leasing market, past experience and judgments supplied by professionals in the local real estate market.  These estimates are subject to significant uncertainty and may change.  Additional charges could be required as a result in the changes in estimates.

Accounting for income taxes.  Income taxes are recorded for each of the jurisdictions in which the Company operates. Management records the actual current income tax payable and assesses the temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet.  In addition, Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes requires recognition of future tax benefits attributable to tax net loss carryforwards and deductible temporary differences between financial statement and income tax bases of assets and liabilities.

Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management has determined, based on historical profit trends, that in the Company’s domestic operations, there is not sufficient evidence to support the position that it is more likely than not that some portion or all of the benefits will be realized.  As such, management has provided a full valuation allowance to the extent of net deferred assets on the domestic operations.  With regard to the Company’s foreign operations, management has determined, based on historical profit trends, that it is more likely than not that all of the benefits will be realized.  Significant management judgment is involved in assessing the Company’s ability to realize any future benefit from deferred tax assets. In the event that actual results differ from management estimates and management adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Foreign currency translation.  The Company has foreign subsidiaries that together accounted for 48.3% of the Company’s net revenues and 57.9% of the Company’s assets as of and for the year ended December 31, 2005. In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within the Company’s statement of operations or as a separate part of the Company’s net equity under the caption “accumulated other comprehensive income”.

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

If management deems any subsidiary’s functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within the Company’s statement of operations.

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

Based on management’s assessment of the factors discussed above, the Company considers the functional currency of each of its international subsidiaries to be each subsidiary’s local currency. Accordingly, the Company had cumulative translation gains of ($0.1) million that were included as part of accumulated other comprehensive gain within the Company’s balance sheet at December 31, 2005. During the year ended December 31, 2005, the Company included translation adjustments of a loss of approximately $0.7 million under accumulated other comprehensive income and loss.

If the Company had determined that the functional currency of its subsidiaries was United States dollars, these gains or losses would have decreased or increased the Company’s loss for the year ended December 31, 2005. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which the Company transacted business as compared to the value of the United States dollar.  These currencies primarily include the British pound, the Canadian dollar and the Australian dollar. Any future translation gains or losses could be significantly higher than those the Company recorded for the year ended December 31, 2005.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.   We do not believe the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The implementation of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)).  This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees.  Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  No compensation cost is recognized for equity instruments for which employees do not render service.  The Company adopted Statement 123(R) on January 1, 2006, using the modified prospective method, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures.  The effect of adopting Statement 123(R) will decrease the Company’s pretax net income by approximately $420 during 2006.

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

Results of Operations

The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	71.4	72.1	70.5

Gross Profit	28.6	27.9	29.5

Selling	17.5	14.2	12.4
General and administrative	10.0	8.6	10.1
Research and development	2.4	2.3	2.5
Restructuring charge	—	(0.7)	2.0
Asset impairment charge	0.1	—	1.6

Income (loss) from operations	(1.4)	3.5	0.9

Interest expense, net	(0.4)	(0.5)	(0.7)

Income (loss) before income tax expense (benefit)	(1.8)	3.0	0.2
Income taxes (benefit)	4.4	(0.8)	0.3
Net income (loss) before minority interest	(6.2)	3.8	(0.1)
Minority interest	(0.1)	0.2	—

Net income (loss)	(6.1)%	3.6%	(0.1)%

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks financial results have been consolidated in the Company’s financial statements for the twelve months ended December 31, 2004 and 2005.  The consolidated results include five months of business activity of Bushman Tanks for 2004 and twelve months for 2005.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Net Sales.  Net sales increased $13.4 million or 13.4% from $100.1 million in 2004 to $113.5 million in 2005.   The increase was due to the addition of the acquired business for a full year and partially offset a decline in revenues in the Americas Segment.

Americas net sales decreased $9.6 million or 13.3% from $72.4 million in 2004 to $62.8 million in 2005.  The decrease was due to lower sales of thermoplastic enclosures, primarily to Verizon.

International net sales increased $23.0 million or 82.7% from $27.8 million in 2004 to $50.8 million in 2005.  The increase was primarily due to sales of the acquired company.

Sales to Verizon of $19.9 million in 2005 represented 17.5% of Company sales in the period.  Sales to Verizon were $16.2 million in the first six months of the fiscal year.   Sales to Verizon have historically fluctuated from year to year.  Accordingly, the Company cannot accurately predict what sales to Verizon will be in 2006.  Sales to Verizon of $21.8 million in 2004 represented 21.7% of Company sales in the period.  The second largest customer in 2005 was Comcast, with sales of $8.3 million representing 7.3% of the total sales in the period.  Sales to Comcast in 2004 were $14.6 million representing 14.6% of the Company sales in the period.

Gross Profit.  Gross profit increased $4.5 million from $28.0 million in 2004 to $32.5 million in 2005. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment decreased by $4.2 million due to lower sales volume.  Gross profit dollars in the International segment increased by $8.7 million due to the addition of the acquired company.

As a percentage of net sales, gross profit increased from 27.9% in 2004 to 28.6% in 2005.  The overall increase is due to an increase in the International segment that outweighed a decrease in the America segment.  Gross profit as a percentage of net sales increased in the International segment due to the addition of the acquired company, which has a higher gross profit percentage than the Company’s other businesses. The decrease in the Americas segment resulted primarily from unabsorbed costs from lower volumes.

Selling.  Selling expenses increased $5.6 million or 39.2% from $14.3 million in 2004 to $19.9 million in 2005.  The increase is due to the addition of selling expenses of the acquired company as well as increased freight costs across all segments.

As a percentage of net sales, selling expense increased from 14.3% in the 2004 period to 17.5% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to the freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses increased $2.8 million or 32.6% from $8.6 million in 2004 to $11.4 million in 2005.   The increase is due to the addition of the acquired company, partially offset by lower general and administrative expense in the Americas segment.

As a percentage of net sales, general and administrative expenses increased from 8.6% in the 2004 period to 10.0% in the 2005 period.  The increase is due to the lower volumes in the Americas segment.

Research and Development.  Research and development expenses increased $0.4 million or 17.4% from $2.3 million in 2004 to $2.7 million in 2005.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for both telephone and cable customers.

As a percentage of net sales, research and development expenses increased from 2.3% in 2004 to 2.4% in 2005.

Restructuring charge.  There were no restructuring charges in 2005 compared to ($0.7) million in 2004.  In 2004, a credit to restructuring charge of ($0.7) million was recorded primarily due to the subletting of a vacated facility in the United Kingdom at a cost less than previously estimated by management.

Impairment of Fixed Assets.  There was no impairment of fixed assets in 2004.  In 2005, there was an impairment charge of $0.1 million due to the writedown of some manufacturing equipment in the Americas segment.

Income from Operations.  As a result of the items discussed above, income (loss) from operations decreased $5.0 million or 142.9% from $3.5 million in 2004 to ($1.5) million in 2005.  Operating margin as a percent of sales decreased from 3.5% in 2004 to (1.4%) in 2005.

Interest Expense, Net.  Net interest expense remained the same at $0.5 million in 2004 and 2005.

Income Taxes.  There was an income tax benefit of ($0.8) million in 2004 compared to an income tax expense of $5.0 million in 2005.  The effective tax rate was (26.5%) in 2004 and 246.0% in 2005. The 2004 benefit was primarily due to an ordinary worthless stock deduction, whereas the expense in 2005 was primarily the result of an increase in the valuation allowance on the realization of the net deferred tax asset.

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

Americas net sales increased $7.6 million or 11.7% from $64.8 million in 2003 to $72.4 million in 2004.  The increase was due to higher sales to a major telephone customer and due to growth in connectivity and metal enclosure sales.  The major telephone customer purchased plastic enclosures for a construction project to install fiber communication lines to customer premises.

International net sales increased $16.0 million or 136.3% from $11.7 million in 2003 to $27.7 million in 2004.  The increase was primarily due to sales of the acquired company.  In addition, higher sales to telephone customers in the Asian market contributed to the sales growth.

Sales to Verizon of $21.8 million in 2004 represented 21.7% of Company sales in the period.  Sales to Verizon in 2003 were $8.0 million representing 10.5% of the Company sales in the period.  The second largest customer in 2004 was Comcast with sales of $14.6 million representing 14.6% of the total sales in the period.  Sales to Comcast in 2003 were $20.7 million representing 27.1% of the Company sales in the period.

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

As a percentage of net sales, gross profit decreased from 29.5% in 2003 to 27.9% in 2004.  The decline is due primarily to increased raw material costs for plastic and steel in the Americas segment.  Gross profit as a percentage of net sales increased in the International segment due to the addition of the acquired company, which has a higher gross profit percentage than the other Channell businesses and savings associated with the closure of the manufacturing facility in the United Kingdom.

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

As a percentage of net sales, selling expense increased from 12.4% in the 2003 period to 14.3% in the 2004 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the Company’s other businesses primarily due to the freight costs incurred to transport water storage tanks to customers.

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

As a percentage of net sales, research and development expenses decreased from 2.5% in 2003 to 2.3% in 2004 due to the addition of the acquired company, which has a lower level of research and development spending as compared to the Company’s other businesses.

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

Income from Operations.  As a result of the items discussed above, income from operations increased $2.8 million or 398.4% from $0.7 million in 2003 to $3.5 million in 2004.  Operating margin as a percent of sales increased from 0.9% in 2003 to 3.5% in 2004.

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

Liquidity and Capital Resources

Cash and cash equivalents on December 31, 2005 were $3.1 million, a decrease of $2.4 million from the December 31, 2004 balance of $5.5 million.  The decrease was primarily due to cash used for capital expenditures, as well as cash used to reduce notes payable.

Net cash provided by operating activities was $1.7 million and $9.4 million in 2005 and 2004, respectively.  In 2005, the net loss of $6.9 million was offset by non-cash charges of $9.3 million, further reduced by a period to period increase in net working capital of $0.7 million.  In 2004, the net income of $3.6 million was increased by $5.0 million of non-cash charges, increased further by a period to period decrease in net working capital of $0.8 million.

Net cash used in investing activities was ($4.3) million and ($20.0) million in 2005 and 2004, respectively.  In the 2005 period, the Company purchased property and equipment.  In the 2004 period, the Company acquired the Bushman Tanks business.

Net cash provided by financing activities in 2005 was $201 compared to net cash provided by financing activities of $7.4 million in 2004.  In the 2004 period, the Company acquired the Bushman Tank business and financed the purchase with a term loan from The National Australia Bank Ltd and equity provided by ANZ Private Equity.

Accounts receivable decreased from $13.9 million at December 31, 2004 to $8.3 million at December 31, 2005 primarily through improved collection efforts and lower sales levels.  In terms of days sales outstanding, accounts receivable decreased from 37 days at December 31, 2004 to 33 days at December 31, 2005.

Inventories decreased from $14.2 million at December 31, 2004, to $11.4 million at December 31, 2005.  The decrease is the result of managing inventory in line with lower sales levels.  Days inventory on hand increased from 52 days at December 31, 2004 to 60 days at December 31, 2005.

Accounts payable decreased from $16.1 million at December 31, 2004 to $8.7 million at December 31, 2005.  Days payables decreased from 59 days to 46 days, respectively.  The decrease is due to lower sales levels, as well as a higher percentage of product being produced in house versus being purchased.

The Company and its subsidiaries have entered into the following financing arrangements:

1.     On September 25, 2002, the Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States.  In September, 2005 this agreement was extended to December 31, 2005, and in December 2005, it was further extended until February 28, 2006.  In February 2006, it was amended and extended to March 31, 2007.

The Loan and Security Agreement’s initial term loan balance of $4.7 million and initial revolver balance of $2.1 million as well as $9.6 million in cash were used to repay, in full, the Company’s prior credit agreement.  The term loan was repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment at maturity.  At December 31, 2005, the outstanding balance of the term loan was $1.9 million, with no outstanding balance in the revolver.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at December 31, 2005 was 4.03%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Company was also required to comply with a fixed charge coverage ratio financial covenant.  The Company received a waiver of compliance of the fixed charge coverage ratio financial covenant for December 31, 2005.  The loans under the Loan and Security Agreement are secured by all the assets of the Company.

On February 28, 2006, the Loan and Security Agreement was amended, and the fixed charge coverage ratio financial covenant was eliminated.  In addition, the amendment, among other things, reduced the revolving credit maximum amount from $25 million to $10 million, made the domestic term loan a stand-alone facility, rather than a subfacility of the domestic revolving credit loan facility and extended the Agreement through March 31, 2007.  The term loan continues to be amortized over the original five-year amortization schedule with a balloon payment now due March 31, 2007.

2.     In July 2004, a subsidiary of the Company located in Australia, Channell Pty Ltd, entered into a one-year Loan and Security Agreement with a commercial bank in Australia.

Under the Loan and Security Agreement, the balance bears interest payable monthly at a variable rate based on the lender’s base rate.  Since no borrowings under the revolver were made in 2005, no interest was paid. The Agreement was terminated in 2005.

3.     On August 2, 2004, Channell Bushman Pty Ltd and controlled entities, collectively known as Bushmans Group Pty Ltd, entered into a five-year Loan and Security Agreement with a commercial bank in Australia.  Channell Bushman Pty Ltd is the holding company established to acquire the Bushman Tanks business.  The Loan and Security Agreement’s initial term loan balance of $5.8 million was used to fund part of the consideration paid to acquire the Bushman Tanks business.  The five-year term loan is repayable in quarterly payments based on a five-year amortization schedule.  The Loan and Security Agreement also includes a revolving credit facility, reviewed annually, for working capital needs in the amount of $1.5 million, a capital expenditure line of credit in the amount of $3.3 million and a $1.3 million facility to fund future “earn out” payments to the seller if the Bushman Tanks business achieves specified performance targets in 2005 and 2006.  The Loan and Security Agreement is guaranteed by Channell Pty Ltd, a subsidiary of the Company in Australia.  At December 31, 2005, the outstanding balance of the term loan was $4.08 million and $1.0 million on the revolving line of credit.  The outstanding balance on the capital expenditure line of credit was $0.2 million and the outstanding balance on the earn out facility was $0.4 million.  The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushmans Pty Ltd and controlled entities, and Channell Pty Ltd.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at December 31, 2005 was 5.7%.

The Loan and Security Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Pty Ltd.’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  Channell Bushman Pty Ltd is also required to comply with a Debt/EBIT ratio, capital adequacy ratio, debit service coverage ratio and interest coverage ratio.  As of December 31, 2005, Channell Bushman Pty Ltd was not in compliance with the Debt/EBIT ratio, debt service coverage ratio and interest coverage ratio financial covenants.  The Company has not received a waiver of noncompliance from the bank.  The Company has, however, received a notice dated April 10, 2006 from the bank stating that at this time, the bank does not intend to cancel the facilities nor accelerate the debt under the facilities.  The Company is currently renegotiating the terms and financial covenants of the facility.  As the Company has not received a formal waiver for its breach of the aforementioned bank covenants and has not completed renegotiations for new loan facilities, the Company is reclassifying approximately $3.1 million of long term debt to short term debt.  If the Company successfully completes such renegotiations with the bank, the debt will be reclassified to long term.

4.     On August 2, 2004, the Company and Channell Bushman Pty Ltd entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman Pty Ltd As part of the agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman Pty Ltd with the Company appointing the remaining three members.  The agreement specifies that certain actions taken by the Board of Directors require unanimous approval, among other things, a proposal to sell all or substantially all of the assets of Channell Bushman Pty Ltd, material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

It is the intent of the private equity party to exit from its investment in Channell Bushman Pty Ltd within 5 years.  The Agreement contains clauses to facilitate the exit of the private equity party.  The Agreement specifies that after two years, the Company has an option to acquire all of the shares owned by the private equity party.  The Agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the Agreement.  After five years, both the Company and the private equity party have the right to initiate a sale of Channell Bushman Pty Ltd At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman Pty Ltd would be offered for sale with the assistance of a financial advisor.

Contractual obligations consist principally of payment for noncancellable operating lease obligations, long term debt and capital leases.  Future payments required under these contractual obligations have been summarized in the notes to the Consolidated Financial Statements as follows: (i) lease commitments –Note M, (ii) long term debt – Note F, and (iii) capital lease obligations – Note G.

The Company believes that cash flow from operations should be sufficient to fund the Company’s capital expenditure and working capital requirements through 2006.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2005:

		2007 to	2008 to	2009 and
(amounts in thousands)	2006	2008	2009	Thereafter	Total
Contractual Obligations
Long Term Debt (1)	$7,459	$—	$—	$—	$7,459
Capital Lease Obligations	87	78	—	—	165
Operating Lease Obligations (2)	2,897	5,276	4,907	8,028	21,108
Employment Contracts (3)	799	1,483	—	—	2,282
Purchase Obligations (4)	8,649	—	—	—	8,649
	$19,891	$6,837	$4,907	$8,028	$39,663

(1)   The Company has a Loan and Security Agreement which includes a term loan and revolver line of credit with an asset-based lender in the United States which has been extended through March 31, 2007.  The Company entered into a one-year Loan and Security Agreement which includes a revolver line of credit with a commercial bank in Australia in July 2004.  The Company also entered into a five-year Loan and Security Agreement which includes a term loan and revolver line of credit with a commercial bank in Australia in August 2004.  See Note F to the Consolidated Financial Statements.

(2)   The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2015.  See Note M to the Consolidated Financial Statements.

(3)   The Company has employment agreements with its Chairman of the Board expiring July 7, 2006 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s base salary is $745,616 per year effective July 2004, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased at the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above.  In addition, as discussed in Note L to the Consolidated Financial Statements, the Company guaranteed debt of the Company’s principal stockholder and Chairman of the Board of approximately $0.8 million in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2005, the outstanding loan balance subject to the guarantee totaled $0.55 million.

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

If the variable rates on the Company’s loan and security agreements were to increase by 1% from the rate at December 31, 2005, and if the Company had borrowed during all of fiscal 2005 the maximum amount (approximately $34.5 million) at any time in 2005 under its credit facility at the increased interest rate, the Company’s interest expense would have increased, and net income would have decreased by $0.2 million.  A marginal income tax rate of 38.0% was used in this analysis.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data

Set forth below is certain unaudited quarterly financial information. (See also Note P to the Consolidated Financial Statements included elsewhere herein.)  The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the Consolidated Financial Statements.

	December 31,2005				December 31,2004
	(amounts in thousands)				(amounts in thousands)
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$31,378	$32,360	$26,858	$22,934	$17,720	$21,303	$27,615	$33,496
Gross profit	9,234	10,728	6,539	5,969	5,344	5,928	7,896	8,815
Income (loss) from operations	829	2,156	(1,739)	(2,789)	151	930	1,784	609
Income (loss) before income taxes	722	2,033	(1,836)	(2,957)	90	841	1,614	440

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, December 31, 2004, and December 31, 2005
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, December 31, 2004, and December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2004, and December 31, 2005
Notes to Consolidated Financial Statements

Financial statement schedules are as follows:

Schedule II - Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2005, the management of the Company carried out an assessment concluding that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses described below.

Due to the material weaknesses described below, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report on Form 10-K, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual Report, fairly present in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005.  The Company did not maintain effective controls over the accuracy of its accounting for income taxes and the determination of the income tax provision.  Specifically, the Company did not have effective controls to accurately calculate current income tax expense and the effect on additional paid in capital for the exercise of non-qualified stock options.  This control deficiency could result in a misstatement of deferred taxes and tax accruals that would result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to the limited tenure of the Company’s domestic and Australian accounting staff, additional reconciliations and post closing adjustments were necessary to properly account for certain items of income and expense that the staff was not fully aware of.  The most significant manifestations of this material weakness involved the accounting of the Company’s worker’s compensation liability as well as the Company’s unvouchered accounts payable balance.  Accordingly, management has determined that these control deficiencies constitute a material weakness.

Management has also identified control deficiencies that relate to the Company’s acquired Australian subsidiary, Bushmans.  Bushmans was previously a closely held, family run business with mostly manual controls in place.  During the process of assessing the status of the internal control infrastructure, the Company has identified significant deficiencies in internal controls that rise to the level of “material weaknesses” in the revenue and purchasing cycles.  Management has also identified other significant deficiencies in the payroll cycle, capital asset purchasing cycle, information technology and governance.

The control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies described above constitutes a material weakness.  Management does not believe that either of these material weaknesses resulted in material errors in the Company’s December 31, 2005 financial results, as reported in this filing.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the year ended December 31, 2005, there were changes in the Company’s internal control over financial reporting with regard to the accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to accurately calculate current income tax expense. In addition, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. This control deficiency resulted in restatements to the Company’s 2002, 2003, and 2004 annual consolidated financial statements to correct deferred taxes and the tax provisions. Additionally, this control deficiency could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management had determined that this control deficiency constitutes a material weakness. During the fourth quarter of the year ended December 31, 2005, the Company identified and gathered the necessary financial information and set up a procedure to accurately prepare and review its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision.  The Company has also hired additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income tax provision as well as general accounting matters.

Recent Developments Relating to the Company’s Internal Control Over Financial Reporting

The Company continues to implement enhancements and changes to its internal control over financial reporting to remediate the material weaknesses described above. This remediation began in 2005.

These improvements include further formalization of policies and procedures, improved segregation of duties, improved information technology system controls, and additional monitoring controls.

The Company has enhanced the competence of the organization by hiring staff competent in accounting principles generally accepted in the United States of America, and the Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education programs.

The Company’s Audit Committee meets regularly with management and the independent accountants to review accounting, auditing, financial matters and internal control structure.  The Audit Committee and the independent accountants have free access to each other, with or without management being present.

Item 9B.  Other Information

None.

PART III

Item 10.  Executive Officers and Directors of the Registrant

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

(a)(3) and (c).  The following exhibits are filed herewith:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company (Exhibit 3.2)(1)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(7)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(9)

10.5

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (Exhibit 99)(6)

10.6	Loan and Security Agreement dated October 24, 2003 by and between Channell Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.1)(11)

10.7	Loan and Security Agreement dated August 2, 2004 by and between Channell Bushman Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.2)(11)

10.8	Loan and Security Agreement dated August 2, 2004 by and between Channell Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.3)(11)

10.9	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd.(Exhibit 10.3.4)(11)

10.10*	Employment Agreement dated July 8, 1996 between the Company and William H. Channell, Sr. (Exhibit 10.8)(1)

10.11*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (Exhibit 10.10)(1)

10.12	Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr.), as amended (Exhibit 10.11)(1)

10.13	Lease dated May 29, 1996 between the Company and the Channell Family Trust (Exhibit 10.12)(1)

10.14	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (Exhibit 10.15)(4)

10.15

Third Amendment to Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr.), effective as of June 1, 2005 (Exhibit 99.1)(12)

10.16	Form of Indemnity Agreement (Exhibit 10.17)(1)

10.17	Form of Agreement Regarding Intellectual Property (Exhibit 10.18)(1)

10.18	401(k) Plan of the Company (Exhibit 10.19)(3)

10.19	A.C. Egerton (Holdings) PLC Share Purchase Agreement (Exhibit 2)(2)

10.20	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd.(Exhibit 10.29)(5)

10.21*	Amendment to Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Sr. (Exhibit 10.19)(8)

10.22*	Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Jr. (Exhibit 10.20)(8)

10.23

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd, Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd, and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand (Exhibit 99.2)(10)

10.24*	Employment Letter dated June 27, 2005 between the Company and Jerry Collazo (Exhibit 99.2)(13)

10.25*	Employment Letter dated June 30, 2005 between the Company and Greg Balla (Exhibit 10.23)(14)

10.26*	Long-Term Incentive Plan for William H. Channell, Jr. (Exhibit 10.1)(15)

10.27

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(16)

10.28

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(16)

10.29

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among Channell Commercial Corporation, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(18)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

21	Subsidiaries of the Company (Exhibit 21)(17)

23	Consent of Independent Registered Public Accounting Firm (19)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (19)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (19)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Jerry Collazo, CFO (19)

* Management contract or, compensatory plan or arrangement.

(1)           Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

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

(6)           Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(7)           Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(8)           Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(9)           Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

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

(16)         Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(17)         Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K/A on November 21, 2005.

(18)         Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(19)         Filed herewith.

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

FTTP (Fiber-To-The-Premise):  In a long distance network consisting of fiber optics, fiber-to-the-premise refers to the fiber optics running from the distribution plant to the customer premise, which may be the curb or the outside wall of the premise, at which point copper is used for the remaining connection.

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

xDSL (Digital Subscriber Line): Represents Generic description of DSL covering higher bandwidth.

G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By:	/s/ William H. Channell, Sr.
William H. Channell, Sr.
Chairman of the Board and Director

Date:	April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated below as of April 17, 2006.

Signature	Capacity in Which Signed

/s/ William H. Channell, Sr.	Chairman of the Board and Director
William H. Channell, Sr.

/s/ William H. Channell, Jr.	President and Chief Executive Officer and Director
William H. Channell, Jr.	(Principal Executive Officer)

/s/ Jacqueline M. Channell	Secretary and Director
Jacqueline M. Channell

/s/ Dana Brenner	Director
Dana Brenner

/s/ Guy Marge	Director
Guy Marge

/s/ Stephen Gill	Director
Stephen Gill

/s/ David Iannini	Director
David Iannini

/s/ Jerry Collazo	Chief Financial Officer and
Jerry Collazo	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Channell Commercial Corporation

We have audited the accompanying consolidated balance sheets of Channell Commercial Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Channell Commercial Corporation for each of the three years in the period ended December 31, 2005. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Los Angeles, California
March 31, 2006

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

(amounts in thousands)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$3,148	$5,453
Accounts receivable, net of allowance for doubtful accounts of $396 and $440 at December 31, 2005 and 2004, respectively	8,317	13,936
Inventories, net	11,411	14,164
Prepaid expenses and other current assets	1,000	859
Income taxes receivable	67	1,323
Deferred income taxes	948	1,951
Total current assets	24,891	37,686

Property and equipment, net	18,929	19,301
Deferred income taxes	119	4,043
Goodwill	14,406	14,724
Intangible assets, net	1,477	1,763
Other assets	807	964
	$60,629	$78,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,677	$16,111
Short term debt (including current maturities of long term debt)	7,459	4,332
Current maturities of capital lease obligations	87	36
Accrued restructuring liability	—	150
Accrued expenses	5,494	7,619
Total current liabilities	21,717	28,248

Long-term debt, less current maturities	—	4,368
Capital lease obligations, less current maturities	78	104
Deferred gain on sale leaseback transaction	393	453
Commitments and contingencies	—	—
Minority interest	2,482	2,824

Stockholders' equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued – 9,608 in 2004 and 9,787 in 2005; outstanding - 9,364 shares in 2004 and 9,543 shares in 2005	98	96
Additional paid-in capital	30,750	29,671
Treasury stock – 244 shares in 2004 and 2005	(1,871)	(1,871)
Retained earnings	6,669	13,549
Accumulated other comprehensive income - Foreign currency translation	313	1,039
Total stockholders’ equity	35,959	42,484
	$60,629	$78,481

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Year ended December 31,

(amounts in thousands, except per share data)

	2005	2004	2003

Net sales	$113,530	$100,134	$76,537
Cost of goods sold	81,060	72,151	53,960

Gross profit	32,470	27,983	22,577

Operating expenses
Selling	19,872	14,279	9,465
General and administrative	11,374	8,584	7,710
Research and development	2,670	2,336	1,902
Restructuring charge	—	(690)	1,565
Asset impairment charge	97	—	1,238
	34,013	24,509	21,880

Income (loss) from operations	(1,543)	3,474	697

Interest expense, net	495	489	571

Income (loss) before income tax expense (benefit)	(2,038)	2,985	126

Income tax expense (benefit)	5,012	(791)	200

Net income (loss) before minority interest	(7,050)	3,776	(74)

Minority interest	(170)	167	—

Net income (loss)	$(6,880)	$3,609	$(74)

Net income (loss) per share
Basic	$(0.73)	$0.39	$(0.01)

Diluted	$(0.73)	$0.39	$(0.01)

Net income (loss)	(6,880)	3,609	(74)

Other comprehensive income (loss), net of tax Foreign currency translation adjustments	(726)	1,050	1,982

Comprehensive net income (loss)	$(7,606)	$4,659	$1,908

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2004 and 2005

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity

Balance, January 1, 2003	9,369	$94	$28,655	244	$(1,871)	$10,014	$(1,993)	$34,899

Exercise of employee stock Options	3	—	9	—	—	—	—	9
Foreign currency translation	—	—	—	—	—	—	1,982	1,982
Net loss for the year	—	—	—	—	—	(74)	—	(74)

Balance, December 31, 2003	9,372	$94	$28,664	244	$(1,871)	$9,940	$(11)	$36,816

Exercise of employee stock Options	61	1	294	—	—	—	—	295
Shares issued for acquisition	175	1	713	—	—	—	—	714
Foreign currency translation	—	—	—	—	—	—	1,050	1,050
Net earnings for the year	—	—	—	—	—	3,609	—	3,609

Balance, December 31, 2004	9,608	$96	$29,671	244	$(1,871)	$13,549	$1,039	$42,484

Exercise of employee stock Options	179	2	1,079	—	—	—	—	1,081
Foreign currency translation	—	—	—	—	—	—	(726)	(726)
Net loss for the year	—	—	—	—	—	(6,880)	—	(6,880)

Balance, December 31, 2005	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(amounts in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(6,880)	$3,609	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,480	4,752	6,232
Asset impairment charge	97	—	1,238
Loss (gain) on disposal of fixed assets	(6)	(22)	108
Amortization of deferred gain on sale leaseback	(60)	(60)	(61)
Deferred income taxes	4,924	109	(761)
Accounts receivable reserve	(44)	84	(267)
Inventory valuation reserve	473	415	496
Minority interest (loss)	(170)	167	—
Changes in assets and liabilities:
Accounts receivable	5,321	(1,321)	1,018
Inventories	1,885	(2,809)	(870)
Prepaid expenses and other current assets	(155)	248	327
Income taxes receivable	1,292	(1,238)	61
Other assets	(468)	(301)	(90)
Accounts payable	(6,930)	7,178	(1,046)
Restructuring liability	(141)	(2,810)	296
Accrued expenses	(1,946)	1,394	520
Net cash provided by operating activities	1,672	9,395	7,127

Cash flows from investing activities:
Purchase of property and equipment	(4,339)	(3,281)	(1,203)
Proceeds from sale of property and equipment	24	23	2,357
Business acquisitions, net of cash acquired	—	(16,767)	—
Net cash provided by (used in) investing activities	(4,315)	(20,025)	1,154

Cash flows from financing activities:
Repayment of debt	(2,395)	(2,669)	(2,047)
Proceeds from issuance of long-term debt	—	7,233	—
Repayment of obligations under capital lease	(35)	10	(624)
Borrowings from credit facilities	1,550	—	—
Proceeds from minority investor	—	2,514	—
Exercise of employee stock options	1,081	295	9
Net cash provided by (used in) financing activities	201	7,383	(2,662)
Effect of exchange rates on cash	137	(827)	746
Increase (decrease) in cash and cash equivalents	(2,305)	(4,074)	6,365
Cash and cash equivalents, beginning of year	5,453	9,527	3,162
Cash and cash equivalents, end of year	$3,148	$5,453	$9,527
Cash paid during the year for:
Interest	$499	$364	$292
Income taxes	$148	$809	$749
Issuance of common stock in business combination	$—	$714	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

NOTE A—DESCRIPTION OF BUSINESS

Channell Commercial Corporation (the “Company”) is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems for fiber to the premise (FTTP) networks, and heat shrink products. The Company's enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services. The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant”, “local loop” or “last mile”, that connects the network provider's signal origination point or local office with its residential and business customers. The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

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

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Minority interest represents a 25% equity interest in Bushman Tanks acquired by ANZ Private Equity (See Note Q)

Foreign Currency Translation—Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates. Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income. Foreign currency transaction gains and losses are included in general and administrative expenses. Transactions gains and losses were not significant in 2003, 2004 and 2005.

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

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Goodwill and Other Intangible Assets—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets."  SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date.

The Company adopted SFAS 142 as of January 1, 2002. In applying SFAS 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002, and determined that the goodwill of the Company has an indefinite life and that there was no impairment on these assets. The Company discontinued amortizing this asset on January 1, 2002. At the time of adoption, the Company had accumulated amortization pertaining to goodwill of $10,303.

The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman’s reporting unit) or whenever events or changes in circumstance indicate that expected future discounted cashflows may be insufficient to support the carrying amount of the asset. As such, the goodwill for the Bushmans reporting unit was reassessed for impairment on December 31, 2005. The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment. In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows. Inherent uncertainties exist in determining and applying such factors.

No impairments to the carrying value of goodwill were recorded in 2003, 2004 or 2005.

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

The changes in the carrying amount of goodwill and the non-compete agreement for the years ended December 31, 2004 and 2005 are summarized as follows:

		Intangible
		Non-Compete
	Goodwill	Agreement

Balance at January 1, 2004	$613	$—
Additions due to business acquisition	12,442	—
Non-compete agreement related to business acquisition	—	1,600
Amortization of non-compete agreement	—	(45)
Effect of foreign currency translation	1,669	208

Balance at December 31, 2004	14,724	1,763

Contingent receivable for warranty claims	(146)	—
Earn-out payment	380	—
Contingent earn-out payment	380	—
Amortization of non-compete agreement	—	(177)
Effect of foreign currency translation	(932)	(109)
Balance at December 31, 2005	$14,406	$1,477

As of December 31, 2005, the Company has recorded goodwill of $674 in its Canadian reporting unit, which is part of the Americas segment, and $13,732 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense based on current intangible balances and the December 31, 2005 foreign currency exchange rates, is $169 a year for the next five fiscal years, and $632 thereafter.

Restructuring costs—Restructuring costs are recorded in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that severance benefits for employees terminated are recorded at the time management commits to the plan to reduce the work force. In addition, the statement requires that liabilities for future costs to be incurred under a contract for facilities that are vacated are recorded when the Company ceases to use the right conveyed by the contract.

Revenue Recognition and Accounts Receivable Reserves—Revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment. Provisions for estimated sales returns are based on the Company’s historical sales returns experience. Provisions for uncollectible accounts are made based upon specific percentages of the past due outstanding accounts receivable aging categories. The specific percentages are based on historical experience and are applied to the categories of accounts that are past due by 60, 90, 180 and 360 days.

Shipping Costs—In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” shipping and handling costs billed to customers are included in sales and the related costs are included in selling expenses. Shipping and handling costs are charged to expense as incurred. Total shipping costs of $8,008, $4,004 and $1,336 were included in selling expenses for 2005, 2004 and 2003, respectively.

Income (loss) per share—Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2005		2004		2003
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic income (loss) per share	9,448	(0.73)	9,203	0.39	9,126	(0.01)

Effect of dilutive stock options	—	—	20	—	—	—

Diluted income (loss) per share	9,448	(0.73)	9,223	0.39	9,126	(0.01)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2005	2004	2003

Options to purchase shares of common stock	1,934	1,494	1,894

Exercise prices	$3.25 – $13.75	$4.75 – $13.75	$3.16 – $13.75

Expiration dates	July 2006 – August 2015	July 2006 – May 2011	July 2006 – December 2013

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

Had compensation cost for options granted under the 1996 and 2003 Stock plans been determined based on the fair value of the options at the grant dates based on the above method, the Company’s net income (loss) and income (loss) per share would have been:

	2005	2004	2003

Reported net (loss) income	$(6,880)	$3,609	$(74)
Stock-based compensation expense reported net (loss) income	—	—	—
Less total stock-based compensation expense, determined under fair value method	(473)	(449)	(915)
Proforma net (loss) income	$(7,353)	$3,160	$(989)

Reported basic and diluted net (loss) income per share	$(0.73)	$0.39	$(0.01)
Less total stock-based compensation expense, determined under fair value method	(0.05)	(0.05)	(0.10)
Proforma basic and diluted net income (loss) per share	$(0.78)	$0.34	$(0.11)

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	5 years	5 years	5 years
Risk-free interest rate	3.9%	3.5%	3.0%
Expected volatility	50%	40%	40%
Expected dividend yield	—	—	—

Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.   We do not believe the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The implementation of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement is a revision to Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt Statement 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under Statement 123 for pro forma disclosures. Based on the number of options currently outstanding, the effect of adopting Statement 123(R) will decrease the Company’s pretax net income by approximately $420 during 2006. This estimate would change if the Company were to issue additional equity instruments.

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

Reclassifications—Certain prior period amounts have been reclassified for comparison with 2005 presentation.

Research and development costs—The Company follows the policy of expensing research and developments costs in the periods incurred. Expenditures for product research and development activities were $2.7 million, $2.3 million, and $1.9 million in fiscal years 2005, 2004 and 2003, respectively.

Warranty— The Company provides a warranty for the replacement and repair of defective tanks.  The warranty period is 25 years which management believes exceeds the industry standard.  The expense is estimated by management at the time of the sale based on historical warranty costs and analysis of defects that have occurred. (see Note E for expense and claims details)

NOTE C—INVENTORIES

Inventories are summarized as follows:

	2005	2004

Raw materials	$5,567	$5,120
Work-in-process	2,642	3,301
Finished goods	4,926	6,994
	13,135	15,415

Less inventory valuation reserve	(1,724)	(1,251)
	$11,411	$14,164

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

			Estimated
	2005	2004	useful lives
Machinery and equipment	$63,915	$59,799	3-10 years
Office furniture and equipment	3,491	2,752	3 -7 years
Leasehold improvements	3,280	3,221	7-11 years
	70,686	65,772
Less accumulated depreciation and amortization	(51,757)	(46,471)
	$18,929	$19,301

Included in machinery and equipment is $222 and $165 of equipment under capital lease at December 31, 2005 and 2004, respectively. Accumulated amortization of assets under capital lease totaled $58 and $28 at December 31, 2005 and 2004, respectively.

In the fourth quarter of 2003, a plan was developed to close a manufacturing facility in the International operations by mid-year 2004. An impairment review of the assets located in the facility was conducted. In the fourth quarter of 2003, the Company adjusted the carrying value of production equipment, tooling and leasehold improvements resulting in a non cash impairment charge of $1,238 for equipment in International operations.

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following:

	2005	2004

Accrued workers compensation	$893	$1,184
Accrued warranty expenses	1,019	1,165
Accrued vacation	926	1,024
Accrued bonus	189	546
Other	2,467	3,700
	$5,494	$7,619

The Company provides a warranty for the replacement and repair of a defective product.  Historically, the Company has not experienced significant warranty costs or returns. The Company acquired Bushman Tanks (see Note Q) in August 2004. Associated with the acquisition of Bushman Tanks was the assumption of warranties related to Bushman Tanks polyethylene water tanks. The Company’s warranty period for water tanks is 25 years, which management believes exceeds the industry standard.

Warranty expense is estimated by management at the time of the sale based on historical warranty costs and analysis of defects that have occurred in field installations. The change in the Company’s warranty liability in 2003 was not significant. The change in the Company’s warranty liability (included in other above) for the years ended December 31, 2004 and December 31, 2005 is summarized as follows

Balance, January 1, 2004	$(50)
Expense for new warranties	(192)
Product warranty accrual assumed in Bushman Tanks acquisition	(1,092)
Warranty claims	169
Balance, December 31, 2004	$(1,165)

Expense for new warranties	(266)
Warranty claims	319
Effect of foreign currency translation	93
Balance, December 31, 2005	$(1,019)

NOTE F—DEBT

The Company’s debt consists of the following:

	2005	2004

The Company entered into a Loan and Security Agreement with an asset-based lender in the United States in September 2002. The Loan and Security Agreement contains a three-year term loan (now extended through March 2007) and is repayable in equal quarterly payments of $236 based on a five-year amortization schedule with a balloon payment of $707 at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The weighted average interest rate under the term loan was 4.03% and 4.41% at December 31, 2005 and 2004, respectively. The loans under the Loan and Security Agreement are secured by all the assets of the Company.

	$1,885	$2,828

A subsidiary of the Company, Channell Pty Ltd, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004. This agreement terminated in 2005. The Loan and Security Agreement contained a revolving line of credit. Amounts borrowed under this facility bore interest payable monthly at a variable rate based on the lender’s Base Rate.	—	234

A subsidiary of the Company, Channell Bushman Pty Ltd, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004, which contains a term loan. The weighted average interest rate under the Loan and Security Agreement at December 31, 2005 was 5.7%. The term loan under this Agreement requires payments of $291 per quarter through July 31, 2009. Channell Bushman Pty, Ltd was not in compliance with the loan covenants at December 31, 2005. The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Pty Ltd and controlled entities, and Channell Pty Ltd.

	4,077	5,638

A subsidiary of the Company, Channell Bushman Pty Ltd, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004, which contains a revolving line of credit, an ”earn out” facility and a capital expenditure facility. The weighted average interest rates under the Loan and Security Agreement at December 31, 2005 for the revolving line of credit, the “earn-out” facility and the capital expenditure facility was 5.93%, 5.95%, and 6.65%, respectively. The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Pty Ltd and controlled entities, and Channell Pty Ltd.

	1,497	—
	7,459	8,700
Less current maturities	7,459	4,332

	$0	$4,368

The Company has a Loan and Security Agreement with an asset-based lender in the United States. This Agreement contains a term loan and a revolving credit facility. On February 28, 2006, the Loan and Security Agreement was amended, among other things, to extend the term of the loans through March 31, 2007; to eliminate the fixed charge coverage ratio financial covenant; and to reduce the maximum revolver borrowings to $10,000. The amendment also provided a waiver of noncompliance with the fixed charge coverage ratio as of December 31, 2005. The revolver under this Agreement has a $1,000 sub-limit for letters of credit. As of December 31, 2005, outstanding letters of credit totaled $986. The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Agreement requires the Company to maintain a lockbox on the revolving credit facility. The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid. There was no balance outstanding under the revolving line of credit at December 31, 2005.

Channell Pty Ltd, a subsidiary of the Company, entered into a one-year Loan and Security Agreement with a commercial bank in Australia in July 2004. This agreement terminated in 2005. The loan contained a revolving line of credit for working capital needs with a maximum available borrowing of Australia dollars $1,200. The Company was required to comply with an interest coverage ratio. The Agreement contractually obligated the Company to repay the revolving credit facility as the Company received payments from its customers. The Agreement also contained a subjective acceleration clause should the Company come into a default which allowed the bank to terminate the facility and require any outstanding obligation to be repaid.

Channell Bushman Pty Ltd and controlled entities, collectively known as Bushmans Group Pty Ltd, subsidiaries of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. The agreement contains a five-year term loan with maximum borrowings of Australia dollars $8,000 that expires in July 2009, a revolving credit facility with maximum borrowings of Australia dollars $2,000, a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of Australia dollars $1,750, and a capital expenditure facility with maximum borrowings of Australia dollars $4,500. Translated into US dollars at December 31, 2005 exchange rates, the maximum borrowings are:  five-year term loan $5,824, revolving credit facility $1,456, “earn-out” facility $1,274, capital expenditure facility $3,276. The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends. The Company is required to comply with an interest coverage ratio and other financial covenants. The Agreement contractually obligates the Company to repay the revolving credit facility as the Company receives payments from its customers. The Agreement also contains a subjective acceleration clause should the Company come into a default which allows the bank to terminate the facility and require any outstanding obligations to be repaid. The balance outstanding under the revolving line of credit, “earn-out” facility, and capital expenditure facility at December 31, 2005 was $1,498. As of December 31, 2005, Channell Bushman Pty Ltd was not in compliance with the Debt/EBIT ratio, debt service coverage ratio and interest coverage ratio financial covenants. The Company has not received a waiver of noncompliance from the bank. The Company has, however, received a notice dated April 10, 2006 from the bank stating that at this time, the bank does not intend to cancel the facilities nor accelerate the debt under the facilities. The Company is currently renegotiating the terms and financial covenants of the facility. As the Company has not received a formal waiver for its breach of the aforementioned bank covenants and has not completed renegotiations for new loan facilities, the Company is reclassifying approximately $3.1 million of long term debt to short term debt. If the Company successfully completes such renegotiations with the bank, the debt will be reclassified to long term.

NOTE G—CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases. The leases expire on various dates through December 2008. Future minimum payments, by year, are as follows:

Year	Amount
2006	$90
2007	59
2008	23
172

Less amount representing interest	7
165
Less current maturities	87
$78

NOTE H—RESTRUCTURING CHARGES

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

Cost Associated with Vacated Facilities—The Company accrued $1,356 consisting principally of the costs to terminate an existing lease agreement and the costs of the remaining payments on a second vacated leased facility less anticipated future income from sublease. The facilities are located in the United Kingdom. The accrual represents additional amounts the Company anticipated to be incurred in addition to those originally accrued in the 2000, 2001 and 2002 restructurings. The additional accrual was necessary due to market conditions in the United Kingdom which have made it difficult to sublet the properties and terminate leases.

The restructuring charges were determined based on formal plans approved by the Company’s management using the best information available to it at the time. The changes in the accrual for restructuring charges during 2003, 2004 and 2005 are summarized in the table below:

		Workforce
	Facilities	Reduction	Total

Restructuring accrual balance at January 1, 2003	$2,095	$60	$2,155

Charges to operations in twelve months ended December 31, 2003	1,356	209	1,565

Costs incurred in twelve months ended December 31, 2003	(810)	(53)	(863)

Restructuring accrual balance at December 31, 2003	$2,641	$216	$2,857

Costs incurred in twelve months ended December 31, 2004	(1,804)	(213)	(2,017)

Adjustment to restructuring accrual recorded 2004	(690)	—	(690)

Restructuring accrual balance at December 31, 2004	$147	$3	$150

Costs incurred in twelve months ended December 31, 2005	(147)	(3)	(150)

Restructuring accrual balance at December 31, 2005	$—	$—	$—

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

NOTE I—INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2005	2004	2003
Current
Federal	$(119)	$(1,225)	$834
State	20	1	95
Foreign	187	324	32
	88	(900)	961
Deferred
Federal	4,353	(210)	(607)
State	1,151	349	(154)
Foreign	(580)	(30)	—
	4,924	109	(761)
Total income tax expense (benefit)	$5,012	$(791)	$200

The components of income (loss) before income tax expense were as follows:

	2005	2004	2003
United States	$(1,541)	$3,472	$4,609
Foreign	(497)	(487)	(4,483)
	$(2,038)	$2,985	$126

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2005	2004	2003

U.S. Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal tax benefit	(5)	(5)	(5)
Tax settlement (Note M)	—	—	15
Worthless stock deduction	—	(102)	—
Research and development tax credit	(25)	—	(360)
Change in valuation allowance	330	4	—
Nondeductible expenses	(1)	5	61
Foreign operating losses with no benefit provided	—	—	398
Effect of subsidiaries taxes at other than the U.S. statutory rate	(19)	105	84
	246%	(27)%	159%

The significant change in the effective income tax rate in 2005 is primarily the result of an increase in the valuation allowance of approximately $7.0 million as described below in the analysis of the components of the Company’s net deferred tax asset.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2005	2004
Assets
Patents	$257	$360
Allowance for bad debts	100	100
Inventory capitalization	82	107
Vacation pay	369	408
Accrued liabilities and reserves	179	534
Deferred gain on sale leaseback	156	180
Restructuring charge	—	24
Impairment charge	2,626	3,173
State tax credits and loss carryforwards	1,092	563
Federal tax credits and loss carryforwards	3,287	1,593
Inventory reserves	556	324
Foreign net deferred tax assets	1,067	479
	9,771	7,845
Valuation allowance	(7,068)	(115)
	2,703	7,730

Liabilities
Accelerated depreciation	1,636	1,736
Net deferred tax assets	$1,067	$5,994

The classification of the net deferred tax asset between current and non-current is as follows:

	2005	2004
Net current assets	$948	$1,951
Net long-term assets	119	4,043
Net deferred tax assets	$1,067	$5,994

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment. The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets. Since the Company has had recent net operating losses in the domestic operations, the realizability of forecasting future earnings is diminished. As a result, management has concluded that a full valuation allowance against the domestic net deferred tax asset was appropriate. Accordingly, as of December 31, 2005, the valuation allowance was increased by approximately $7.0 million with a corresponding adjustment to the provision for income taxes. In addition, management has also concluded that no valuation allowance is required on the foreign net deferred tax assets as management believes that it is more likely than not that all net foreign deferred assets will be realized.

As of December 31, 2005, the Company has federal net operating losses of $8.1 million that expire in varying amounts in the years 2024 and 2025. The Company also has state net operating losses of $18.7 million that expire in varying amounts in the years 2011 through 2015.

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

Plan transactions are as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Options outstanding
January 1,	2,027	$4.94	1,894	$4.95	917	$10.24
Granted	130	7.34	213	4.80	2,336	4.71
Exercised	(180)	4.60	(61)	4.84	(3)	3.28
Cancelled	(43)	6.19	(19)	4.96	(1,356)	8.12
Options outstanding
December 31,	1,934	$5.10	2,027	$4.94	1,894	$4.95

Options available for grant at December 31,	2,291		2,377		2,571

Weighted average fair values of options granted during the years are as follows:

	2005	2004	2003

Exercise price is below market price at date of grant	—	—	—
Exercise price equals market price at date of grant	$3.52	$4.80	$4.71

The following information applies to options outstanding at December 31, 2005:

		Weighted			Weighted
		average	Weighted		average
		remaining	average		exercise price of
	Number	contractual	exercise	Number	of exercisable
Range of exercise prices	outstanding	life (years)	price	exercisable	options
$ 3.25 - $4.81	593	8	$4.36	332	$4.25
$ 4.84 - $4.84	1,149	8	4.84	952	4.84
$ 6.50 - $13.75	192	7	8.96	86	10.90
	1,934	8	$5.10	1370	$5.08

At December 31, 2005, 1,370 of the 1,934 options outstanding were exercisable by the optionee.

At December 31, 2004, 1,136 of the 2,027 options outstanding were exercisable by the optionee.

NOTE K—RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law. Employees of the Company are eligible after 90 days of employment. Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes. The Company’s contributions are vested over five years in equal increments. The accompanying statements of operations include contribution expense of $163, $181 and $134 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE L—RELATED PARTY TRANSACTIONS

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust, an affiliate of William H. Channell, Sr., the Company’s principal stockholder and Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary. The term of the lease dated December 22, 1989 (as amended), for 108,000 square feet, expires on December 31, 2015. The term of the lease dated May 29, 1996, for 153,000 square feet, expires on December 30, 2010 and has a five-year renewal option. Both leases provide for payments of insurance, repairs, maintenance and property taxes. Rent expense paid under the leases was $1,334, $1,305 and $1,284 for the years ended December 31, 2005, 2004 and 2003 respectively. The Company believes that at the time the leases were consummated, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party. Also, in 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 in connection with construction of one of the leased facilities described above. The loan amount subject to the guarantee is expected to decline before expiring in 2017. At December 31, 2005, the outstanding loan balance subject to the guarantee totaled $553. It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee. As such, the Company has not recorded a liability for this guarantee. If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance. Under FIN 46 and FIN 46(R), the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., a co-trustee of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

The Company purchased insurance through Talbot Agency Inc. in 2004 and 2003. Roy H. Taylor, President of Talbot Agency Inc., is a co-trustee of the Taylor Family Trust, a beneficial owner of approximately 5% of the Company’s outstanding stock. The total premiums and fees paid, which included commissions earned, for insurance obtained through the Talbot Agency were $44 and $45, for the years ended December 31, 2004 and 2003, respectively.

In May, 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications,

Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 was payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. A revised secured promissory note superseding the previous promissory note with RMS Communications, Inc. and Gary Napolitano personally has been entered into with RMS Communications, Inc. and Gary Napolitano personally. The revised secured promissory note is dated December 31, 2005 and calls for the balance owed to the Company of $206 plus accrued interest of $46 to be paid in monthly installments of $3.5 until the entire amount of the note is paid. The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano. A reserve has been recorded against the receivable as of December 31, 2005 according to the Company’s policy for accounts receivable allowances. The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product. The RF devices purchased from Mr. Napolitano’s firm in 2005 and 2004 approximated $10 and $87, respectively, and were used in the Company’s product lines. The purchases in 2005 and 2004 did not result in a cash payment to Mr. Napolitano as the amounts were used to reduce the accounts receivable.

The Company paid $37 and $76 in 2005 and 2004, respectively, to Carolyn Channell for consulting services.   In addition, on June 1, 2005, Mrs. Channell was hired as an employee to handle specific insurance matters for the Company, and she was paid $40 for her services in 2005. Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company has facilities in Orange, Dalby, Terang, and Adelaide Australia that are leased from shareholders of the Company. These shareholders are former owners of Bushman Tanks. The facilities comprise 94,000 square feet of manufacturing, warehouse and office space. The aggregate rent expense paid for these facilities was $230 and $136 in 2005 and 2004, respectively. The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year. Included in the liabilities assumed in the Bushman Tanks acquisition is $215 related to these unfavorable leases (Note Q).

NOTE M—COMMITMENTS AND CONTINGENCIES

Leases—The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2015. Rent expense under all operating leases amounted to $2,791, $2,685 and $2,212 for the years ended December 31, 2005, 2004 and 2003, respectively. Total future minimum rental payments under noncancellable operating leases as of December 31, 2005, including the operating leases with the related parties discussed in Note L are as follows:

Year	Amount

2006	$2,897
2007	2,646
2008	2,630
2009	2,446
2010	2,461
Thereafter	8,028
$21,108

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California. The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604. The resulting lease is being accounted for as an operating lease. The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term. The Company recorded income of $60, $60 and $61 in 2005, 2004 and 2003, respectively, related to the amortization of the deferred gain. The balance of the unamortized gain was $393 and $453 at December 31, 2005 and 2004, respectively.

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

Taxes—The Federal income taxes of the Company for the years ended December 31, 1997, 1999, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (IRS). As of December 31, 2005, the Company and the IRS have resolved all outstanding issues except for the credit for increasing research and development expenditures. The amount of the credit under dispute is approximately $500. As the Company has established a full valuation reserve on the net benefit to be obtained from this credit, the resolution of the research and development tax credit will not have a material adverse impact on the Company’s results of operations or financial position. In addition, the credit has not been utilized on the Company’s tax returns. The Company expects to resolve this matter within calendar year 2006.

In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest for the period of January 1, 1996 through December 31, 1999. The Company appealed the assessment and provided the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas agreed to a reduction of the amount owed to $587 plus interest of $330. The Company has paid the State of Texas the entire amount of the assessment and interest owed of $917. In addition, the Company has received sales and use tax assessments from the states of Georgia, California and Massachusetts. The Company has accrued for the remaining sales and use tax assessments, including interest, from the State of Georgia of $119, State of California of $45 and the State of Massachusetts of $16. The ultimate outcome of the tax assessments from the State of Georgia, State of California and the State of Massachusetts will not have a material impact on the Company’s consolidated results of operations or financial position.

Legal Proceedings— Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759). For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers. In 2004, the Company’s customers began to report failure of Carson boxes in the field. The Company has determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications and/or did not perform properly in the field. On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360 for product sold to the Company but not yet paid for. On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations. The Company has not stated a specific dollar remedy that it is seeking from Carson. Carson demurred to many of the claims in the Company’s cross-complaint, and the demurrer was overruled by the court. Carson has subsequently denied the allegations of the cross-complaint. Discovery in this case is ongoing, and trial has been set for June 7, 2006.

Subsequent to December 31, 2005, the parties have tentatively agreed to settle the lawsuit. Upon final agreement, the Company will pay to Carson $360, less the value of inventory returned to Carson, which is approximately $70. In addition, Carson will indemnify the Company against certain product warranty claims for five years from the date of sale.

NOTE N—CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom. Cash balances held in financial institutions in the U.K. totaled $180 and $122 at December 31, 2005 and 2004, respectively. Cash balances held in financial institutions in Australia totaled $1,338 and $3,168 at December 31, 2005 and 2004, respectively. Cash balances held in financial institutions in Canada totaled $923 and $323 at December 31, 2005 and 2004, respectively. Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is the largest industry in which the Company operates and is highly concentrated. A relatively small number of customers account for a large percentage of the Company’s available market. Consequently, the Company’s five largest customers accounted for 34.4%, 48.7%, and 57.7% of the Company’s total net sales in 2005, 2004, and 2003, respectively. Verizon accounted for 17.5% of the Company’s total net sales in 2005 and 21.7% of the Company’s net sales in 2004. The majority of sales to Verizon in 2005 occurred in the first six months of the fiscal year. Comcast accounted for 7.3% of the Company’s net sales in 2005 and 14.6% of the Company’s net sales in 2004. Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of the Company’s customer base, but also from time to time delay customers’ capital expenditures as newly merged services providers consolidate their operations. In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected. The Company also operates in the water storage industry in Australia. No single customer accounts for a large percentage of sales in the sector. The primary market for the sales of these products are to individuals and small businesses in the farming industry. See footnote O for the relative percentages of revenue from product line sales.

NOTE O—SEGMENT AND GEOGRAPHIC INFORMATION

There are two segments:  Americas and International. Americas includes the United States, Central and South America and Canada. The following tables summarize segment information:

	2005	2004	2003
Revenues from unrelated entities(1):
Americas(2)	$62,748	$72,379	$64,793
International	50,782	27,755	11,744
	$113,530	$100,134	$76,537
Income (loss) from operations:
Americas	$(1,416)	$3,517	$4,570
International	(127)	(43)	(3,873)
	$(1,543)	$3,474	$697
Interest expense, net:
Americas	$198	$212	$93
International	297	277	478
	$495	$489	$571

Income tax expense (benefit):
Americas	$5,300	$(1,125)	$202
International	(288)	334	(2)
	$5,012	$(791)	$200

Identifiable assets:
Americas(3)	$28,313	$42,918	$40,419
International(4)(5)(6)	32,316	35,563	13,016
	$60,629	$78,481	$53,435

International change in goodwill:
Balance January 1,	$14,065	$—	$—
Goodwill acquired	—	12,442	—
Adjustment for warranty claims and earnout agreement	614	—	—
Foreign currency translation	(947)	1,623	—
Balance December 31,	$13,732	$14,065	$—

Depreciation and amortization:
Americas	$3,060	$3,738	$4,958
International	1,420	1,014	1,274
	$4,480	$4,752	$6,232

Capital expenditures:
Americas	$2,391	$2,865	$790
International	1,948	416	413
	$4,339	$3,281	$1,203

(1)     Inter-geographic revenues were not significant. Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.

(2)     Includes export sales from the United States of approximately $242, $1,963 and $611 in 2005, 2004 and 2003, respectively.

(3)     Includes goodwill of $674, $659 and $613 in 2005, 2004 and 2003, respectively. The change in goodwill relates to foreign currency translation adjustment.

(4)     Includes long-lived assets in the United Kingdom of $10, $5 and $2,520 in 2005, 2004 and 2003, respectively.

(5)     Includes long-lived assets in Australia of $5,326, $5,513 and $2,419 in 2005, 2004 and 2003, respectively.

(6)     Includes goodwill of $13,732 and $14,065 and non-compete agreement of $1,477 and $1,763 in 2005 and 2004, respectively.

The Company had revenues from external customers from the following product lines:

	2005	2004	2003

Enclosures	$49,455	$58,748	$60,308
Water related products	54,306	30,203	6,986
Connectivity	8,994	9,797	8,169
Other	775	1,386	1,074

Total	$113,530	$100,134	$76,537

NOTE P—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2005 and 2004 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Net sales	$31,378	$32,360	$26,858	$22,934
Gross profit	9,234	10,728	6,539	5,969
Net income (loss) (1)	426	1,277	(558)	(8,025)
Income (loss) per share
Basic	0.05	0.13	(0.06)	(0.84)
Diluted	0.04	0.13	(0.06)	(0.84)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Net sales	$17,720	$21,303	$27,615	$33,496
Gross profit	5,344	5,928	7,896	8,815
Net income	14	917	2,218	460
Income per share
Basic	0.00	0.10	0.24	0.05
Diluted	0.00	0.10	0.24	0.05

(1)     During the fourth quarter of 2005, the Company recorded a $7.0 million charge to the provision for income taxes as a result of a valuation allowance that was provided against the domestic net deferred tax asset. (see Note I – Income Taxes)

NOTE Q—ACQUISITION

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks. Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide. The purchase price was $16,838. The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business achieves certain sales and cost reduction targets. Any amounts paid as contingent consideration will result in additional goodwill. Management has assessed that an earn out of approximately $760 has been earned for achieving the 2005 sales targets as of July 31, 2005 and this amount has been booked to goodwill during the third quarter of 2005. In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of December 31, 2005. Also, under the original Agreement, if certain cost reduction targets are achieved, the sellers will receive one-half of the amounts of the cost reductions in the specified cost items. In the event that the costs incurred for these items exceed a predetermined threshold, the seller will be liable to the Company for the amount of the costs exceeding the threshold. Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill. Subsequent to December 31, 2005 the Company and the sellers entered into a preliminary agreement that would modify the original terms of the contingent consideration. If the agreement is finalized, the Company will pay approximately $150 to the sellers to settle all current claims between the parties. The sellers will forgo any additional earn out payments while the Company will forgo any future warranty claims. The Company believes that any impact of this agreement, when and if finalized, will not have a material effect on its financial condition or results of operations.

Consideration for the acquisition of $16,838 consisted of $8,016 in cash contributed by the Company, 175,113 shares of the Company’s common stock valued at $714, a $5,520 term loan from The National Australia Bank Ltd, and $2,588 in cash contributed by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd As a result of the transaction, the Company acquired a 75% equity interest in Bushman Tanks, and ANZ Private Equity acquired the remaining 25%. In addition, the Company incurred direct acquisition costs of $758. The Bushman Tanks acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

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

	2004	2003
	Pro Forma	Pro Forma

Net Sales	$117,567	$103,866

Net income	$3,311	$692

Net income per share
Basic	$0.35	$0.07
Diluted	$0.35	$0.07

#####

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
	Balance at		Charged to	Charged to		Balance at
	Beginning of		Cost and	Other	Write-offs and	End of
	Period		Expenses	Accounts	Deductions, Net	Period

Accounts receivables reserves	(2005)	$440	$95	$50	$(189)	$396
	(2004)	356	1,542	65	(1,523)	440
	(2003)	623	(232)	—	(35)	356

Inventory valuation reserve	(2005)	$1,251	$797	$—	$(324)	$1,724
	(2004)	836	735	89	(409)	1,251
	(2003)	340	569	—	(73)	836