Form 10-Q
period 2006-03-31
CHANNELL COMMERCIAL CORP
filed 2006-05-15
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

9,543,584 shares of common stock of the registrant were outstanding at May 10, 2006.

PART 1 - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2006	2005

Net sales	$24,520	$31,378
Cost of goods sold	17,563	22,144
Gross profit	6,957	9,234

Operating expenses
Selling	4,707	4,843
General and administrative	3,215	2,889
Research and development	588	673
	8,510	8,405

Income (loss) from operations	(1,553)	829

Interest expense, net	102	107
Income (loss) before income tax expense	(1,655)	722

Income tax expense (benefit)	(18)	215
Net income (loss) before minority interest	(1,637)	507
Minority interest in income (loss) of subsidiaries	(81)	81
Net income (loss)	$(1,556)	$426

Net income (loss) per share
Basic	$(0.16)	$0.05
Diluted	$(0.16)	$0.04

Net income (loss)	$(1,556)	$426
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(342)	(265)

Comprehensive income (loss)	$(1,898)	$161

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,357	$3,148
Accounts receivable, net of allowance for doubtful accounts of $222 at March 31, 2006 and $396 at December 31, 2005	11,950	8,317
Inventories, net	11,178	11,411
Prepaid expenses and other current assets	1,197	1,000
Income taxes receivable	328	67
Deferred income taxes	927	948
Total current assets	27,937	24,891

Property and equipment, net	18,043	18,929
Deferred income taxes	116	119
Goodwill	14,087	14,406
Intangible assets, net	1,402	1,477
Other assets	591	807
Total assets	$62,176	$60,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	11,546	8,677
Short term debt (including maturities of long term debt)	4,585	7,459
Current maturities of capital lease obligations	81	87
Accrued expenses	5,019	5,494
Total current liabilities	21,231	21,717

Long term debt, less current maturities	4,011	—
Capital lease obligations, less current maturities	68	78
Deferred gain on sale leaseback transaction	378	393
Commitments and contingencies (see Note 9)	—	—
Minority interest	2,346	2,482

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares, issued 9,787 shares at March 31, 2006 and December 31, 2005, outstanding 9,543 shares at March 31, 2006 and December 31, 2005	98	98
Additional paid-in capital	30,831	30,750
Treasury stock - 244 shares in 2006 and 2005	(1,871)	(1,871)
Retained earnings	5,113	6,669
Accumulated other comprehensive income (loss) -
Foreign currency translation	(29)	313
Total stockholders’ equity	34,142	35,959
Total liabilities and stockholders’ equity	$62,176	$60,629

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activites:
Net income (loss)	$(1,556)	$426
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,149	1,185
Stock based compensation	81	—
Gain on disposal of fixed assets	—	(6)
Amortization of deferred gain on sale leaseback	(15)	(15)
Deferred income taxes	—	(52)
Provision for doubtful accounts	(174)	(37)
Provision for inventory obsolescence	—	390
Minority interest in income (loss) of subsidiaries	(81)	81
Changes in operating assets and liabilities:
Accounts receivable	(3,420)	393
Inventories	125	271
Prepaid expenses and other current assets	(208)	(312)
Income taxes receivable	(258)	194
Other assets	50	91
Accounts payable	3,043	(4,367)
Restructuring liability	—	(12)
Accrued expenses	(439)	(157)
Net cash used in operating activities	(1,703)	(1,927)

Cash flows from investing activities:
Purchase of property and equipment	(300)	(827)
Proceeds from the sales of property and equipment	—	24
Net cash used in investing actitivites	(300)	(803)

Cash flows from financing activites:
Repayment of debt	(532)	(783)
Proceeds from issuance of long-term debt	—	981
Borrowings from credit facilites	1,807	—
Repayment of obligations under capital lease	(13)	(9)
Exercise of employee stock options	—	130
Net cash provided by financing activities	1,262	319

Effect of exchange rates on cash	(50)	(45)
Decrease in cash and cash equivalents	(791)	(2,456)
Cash and cash equivalents, beginning of period	3,148	5,453
Cash and cash equivalents, end of period	$2,357	$2,997
Cash paid during the period for:
Interest	$172	$135
Income taxes	$21	$106
Non-cash investing activities:
Purchases of property and equipment which are included in accounts payable	$37	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2006

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	equity

Balance, January 1, 2006	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

Stock-based compensation	—	—	81	—	—	—	—	81

Foreign currency translation	—	—	—	—	—	—	(342)	(342)

Net loss for the period	—	—	—	—	—	(1,556)	—	(1,556)

Balance, March 31, 2006	9,787	$98	$30,831	244	$(1,871)	$5,113	$(29)	$34,142

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006 and 2005

(amounts in thousands, except per share data)

1.                                      Unaudited financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and March 31, 2005. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2.                                      Change in Accounting for Stock-Based Compensation. Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the “modified prospective” method as described in SFAS No. 123R. In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No.123R, prior period amounts were not restated. SFAS No. 123R also requires cash retained as a result of excess tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous accounting principles. The Company recorded no excess tax benefits for the quarter ended March 31, 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statement of operations for the three-month period ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with FAS 123R. For share awards granted in 2006, expenses are amortized under the straight-line attribution method. For share awards granted prior to fiscal 2006, expenses are amortized under the straight-line single option method prescribed by FAS 123.

In July 1996, the Company adopted the 1996 Incentive Stock Plan (the “1996 Stock Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 750 shares of the Company’s common stock. The options have a term of ten years and generally become fully vested by the end of the third year. In May 1999, the 1996 Stock Plan was amended to increase the authorized number of shares to 1,500.

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

At March 31, 2006, under the two plans described above, the Company had total unvested stock-based compensation expense of $473. The unvested stock options will vest at various intervals over the next 2.9 years. Total incremental stock-based compensation expense, recognized in general and administrative expenses during the first quarter of 2006 was $81 and caused net loss before income taxes to increase by $81, net loss to increase by $81 and basic and diluted net loss per common share to increase by $0.01.

Prior to the adoption of SFAS No. 123R, the stock-based compensation plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123R.

Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method according to SFAS No. 123 “Accounting for Stock Based Compensation,” during the first quarter of 2005, is illustrated in the following table:

Three months ended
March 31, 2005

Reported net income	$426
Add stock-based compensation expense reported in net income	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	(111)
Pro forma net income	$315

Reported basic net income per share	$0.05
Add stock-based compensation expense reported in net income	—
Less total stock-based compensation expense, determined under the fair value method	(0.01)
Pro forma basic net income per share	$0.04

Reported diluted net income per share	$0.04
Add stock-based compensation expense reported in net income	—
Less total stock-based compensation expense, determined under the fair value method	(0.01)
Pro forma diluted net income per share	$0.03

The fair value of options at the date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions for all options granted during the quarter:

	FAS No. 123R	FAS No. 123
	Expense	Pro forma
	2006	2005

Expected term	5 years	5 years
Risk -free interest rate	4.50%	3.90%
Expected volatility	65%	50%
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $2.71. There were no options granted in the quarter ended March 31, 2005. The expected volatility is based on the historical volatility of the Company’s stock.

A summary of option activity under the Plans, as of March 31, 2006 and changes during the quarter then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,934	$5.10
Granted	9	4.65
Exercised	—	—
Forfeited or expired	(106)	8.70
Outstanding at March 31, 2006	1,837	$4.89	7.6	$202
Exercisable at March 31, 2006	1,513	$4.87	7.5	$197

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	563	$1.96
Granted	9	2.71
Vested	(199)	1.67
Forfeited or expired	(50)	3.59
Nonvested at March 31, 2006	323	$1.91

3.                                      Inventories. Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2006	December 31, 2005

Raw Materials	$5,131	$5,567
Work-in-Process	2,094	2,642
Finished Goods	5,491	4,926
	12,716	13,135
Less inventory valuation reserve	(1,538)	(1,724)
	$11,178	$11,411

4.                                      Income (loss) per share. Basic income per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the three month periods ended March 31, 2006 and 2005. Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method. For the three months ended March 31, 2006, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the three month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$(0.16)	9,378	$0.05
Effect of dilutive stock options	—	—	491	(0.01)
Diluted income (loss) per share	9,543	$(0.16)	9,869	$0.04

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	March 31, 2006	March 31, 2005

Options to purchase shares of common stock	1,837	68
Exercise prices	$3.25 - $13.75	$10.063 - $13.75
Expiration dates	July 2006 – February 2016	July 2006 – July 2010

5.                                      Segments. There are two segments: Americas and International. Americas includes the United States, Central and South America and Canada. International includes Europe, Africa, Middle East, Australia and Asia. The following table summarizes segment information for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005

Revenues from unrelated entitities (1):
Americas	$12,853	$19,540
International	11,667	11,838
	$24,520	$31,378
Income (loss) from operations:
Americas	$(1,196)	$389
International	(357)	440
	$(1,553)	$829
Interest expense, net:
Americas	$86	$48
International	16	59
	$102	$107

(1) Note:                     Revenues from Australia exceeded 10% of total revenues for the three month periods ended March 31, 2006 and 2005. Revenues from Australia totaled $10,561 and $9,844 for the three month periods in 2006 and 2005, respectively.

The Company has revenues from external customers from the following product lines:

	Three months ended March 31,
	2006	2005

Product lines:
Enclosures	$11,262	$13,736
Water related products	11,158	15,496
Connectivity	1,991	2,032
Other	109	114
	$24,520	$31,378

6.                                      Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.   The Company adopted SFAS No. 154 on January 1, 2006 and its implementation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation became effective for the Company as of December 31, 2005. The implementation of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 and its implementation did not have a material impact on its consolidated financial condition, results of operations or cash flows.

7.                                      Sale Leaseback Agreement. In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California. The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604. The resulting lease is being accounted for as an operating lease. The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term. The unamortized balance of the deferred gain is being amortized over the ten-year lease base term, and as of March 31, 2006, such balance was $378. The Company recorded income of $15 and $15 in the first quarter of 2006 and 2005, respectively, related to the amortization of the deferred gain.

8.                                      Income Taxes. The effective tax rate of 1.1% for the three months ended March 31, 2006 differed from the statutory rate of 34% primarily due to a significant percentage of the consolidated loss being generated by the domestic operations of the Company for which the Company has established a full valuation allowance on deferred income tax assets.

As the Company has no domestic income taxes payable the recognition of a deferred tax asset would be required for any tax benefit recognized as a result of a current net loss. However, under SFAS No. 109 “Accounting for Income Taxes,” the Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized. Accounting guidance allows the Company to look to future earnings to support the realizability of net deferred assets. However, since the Company has had cumulative losses in recent years in its domestic operations, the Company is unable to support the realizability of domestic deferred tax assets based on forecasted future earnings. As a result, management has concluded that a full valuation allowance against net domestic deferred tax assets is necessary. As such, no tax benefit has been recorded for the domestic losses of the Company in the three months ended March 31, 2006 or 2005.

9.                                      Commitments and Contingencies. Employment Agreements—In December, 2003, the Company entered into a five year employment agreement, renewable every five years, with William H. Channell, Jr. Mr. Channell, Jr.’s annual salary for 2005 was $760. Mr. Channell, Jr. is entitled to participate in the Stock Plan, the 401(k) Plan and the Incentive Compensation Plan. Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers. In the event that the Company were to terminate Mr. Channell, Jr. without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

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

Taxes—The Federal income tax returns of the Company for the years ended December 31, 1997, 1999, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”). As of March 31, 2006, the Company and the IRS have resolved all outstanding issues except for the credit for increasing research and development expenditures. The amount of the credit under dispute is approximately $500. As the Company has established a full valuation reserve on the net benefit to be obtained from this credit, the resolution of the research and development tax credit will not have a material adverse impact on the Company’s results of operations or financial position. In addition, the credit has not been utilized on the Company’s tax returns. The Company expects to resolve this matter within calendar year 2006.

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

Legal Proceedings— Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759). For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers. In 2004, the Company’s customers reported the failure of a number of Carson boxes in the field. The Company has determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications. On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360 for product sold to the Company but not yet paid for. On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.

During court ordered mediation on March 21, 2006, the parties agreed to settle the lawsuit. The final agreement was signed on April 17, 2006 whereby the Company paid to Carson $290 and returned to Carson approximately $70 of inventory previously purchased by the Company. Carson agreed to indemnify the Company against certain product warranty claims for five years from the date of sale. As of March 31, 2006, the Company has accrued $307 for such liability.

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

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks. Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide. The purchase price was $16,838. The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business achieves certain sales and cost reduction targets. Any amounts paid as contingent consideration will result in additional goodwill. Management has assessed that an earn out of approximately $760 has been earned for achieving the 2005 sales targets as of July 31, 2005 and this amount has been accrued as an increase to goodwill during the third quarter of 2005. In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of March 31, 2006. Also, under the original Agreement, if certain cost reduction targets are achieved, the sellers will receive one-half of the amounts of the cost reductions in the specified cost items. In the event that the costs incurred for these items exceed a predetermined threshold, the seller will be liable to the Company for the amount of the costs exceeding the threshold. Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill. Subsequent to December 31, 2005 the Company and the sellers entered into a preliminary agreement that would modify the original terms of the contingent consideration. As of March 31, 2006, the agreement was not yet finalized. If the agreement is finalized, the Company will pay approximately $150 to the sellers to settle all current claims between the parties. The sellers will forgo any additional earn out payments while the Company will forgo any future warranty claims. The Company believes that any impact of this agreement, when and if finalized, will not have a material effect on its financial condition or results of operations.

10.                               Related Party Transactions. In May, 2002, the Company sold its Radio Frequency (“RF”) line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 was payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. A revised secured promissory note superseding the previous promissory note with RMS Communications, Inc. and Gary Napolitano personally has been entered into with RMS Communications, Inc. and Gary Napolitano personally. The revised secured promissory note is dated December 31, 2005 and called for the balance owed to the Company of $206 plus accrued interest of $46 to be paid in monthly installments of $3.5 until the entire amount of the note is paid. The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano. A reserve of $160 has been recorded against the receivable as of March 31, 2006 according to the Company’s policy for accounts receivable allowances. The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product. The RF devices purchased from Mr. Napolitano’s firm in 2005 and 2004 approximated $10 and $87, respectively, and were used in the Company’s product lines. The purchases in 2005 and 2004 did not result in a cash payment to Mr. Napolitano as the amounts were used to reduce the accounts receivable. The balance owed at March 31, 2006 was $199. There were no purchases from Mr. Napolitano’s company in the three months ended March 31, 2006.

In the first quarter of 2006, the Company paid Carolyn Channell $22. On June 1, 2005, Mrs. Channell was hired as an employee to handle specific insurance matters for the Company. Prior to being hired as an employee of the Company, Mrs. Channell consulted on insurance matters for the Company. In the first quarter of 2005, Mrs. Channell was paid $17 for consulting services. Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company’s facilities in Orange, Dalby, Terang and Adelaide, Australia, are leased from shareholders of the Company. These shareholders are former owners of Bushman Tanks. The facilities comprise 94,000 square feet of manufacturing, warehouse and office space. The lease term on all four facilities is through February 28, 2010 with a five-year renewal option. The rent expense paid under the leases in the three months ended March 31, 2006 was $84. The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year. Included in liabilities is $160 accrued for purchase accounting related to these unfavorable leases.

11.                               Concentrations. Sales to Verizon of $2,344 in the first three months of 2006 represented 9.6% of the Company’s sales in the period. Sales to Verizon of $9,482 in the first three months of 2005 represented 30.2% of the Company’s sales. Sales to Comcast of $1,910 in the first three months of 2006 represented 7.8% of the Company’s sales in the period. Sales to Comcast in the first three months of 2005 represented 6.2% of the Company’s sales for the period.

Accounts receivable from Verizon of $1,089 and from Comcast of $851 represented 9.1% and 7.1%, respectively, of Company accounts receivable at March 31, 2006. Accounts receivable from Verizon of $307 and from Comcast of $404 represented 3.7% and 4.9%, respectively, of Company accounts receivable at December 31, 2005.

12.                               Guarantees. In 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities. The loan amount subject to the guarantee is expected to decline before expiring in 2017. The Company has not recorded a liability for this guarantee. At March 31, 2006, the outstanding loan balance subject to the guarantee totaled approximately $545. The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN46 or FIN 46(R) since there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan. Under FIN 46 and Fin 46(R),  the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

13.                               Goodwill and Other Intangible Assets. The balance of the intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.

The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman’s reporting unit) or whenever events or changes in circumstance indicate that a condition of impairment may exist. As such, the goodwill for the Bushmans reporting unit was reassessed for impairment on December 31, 2005. The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment. In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows. Inherent uncertainties exist in determining and applying such factors.

There were no impairments to the carrying value of goodwill in 2006 or 2005.

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

The changes in the carrying amount of goodwill and the non-compete agreement for the three months ended March 31, 2006 are summarized as follows:

		Intangible
		Non-Compete
	Goodwill	Agreement

Balance at December 31, 2005	$14,406	$1,477

Amortization of non-compete agreement	—	(43)
Effect of foreign currency translation	(319)	(32)
Balance at March 31, 2006	$14,087	$1,402

As of March 31, 2006, the Company has recorded goodwill of $676 in its Canadian reporting unit, which is part of the Americas segment, and $13,411 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense based on current intangible balances and the March 31, 2006 foreign currency exchange rates, is $165 a year for the next five fiscal years, and $577 thereafter.

14.                               Loan and Security Agreements. The Company has a Loan and Security Agreement with an asset-based lender in the United States. This Agreement contains a term loan and a revolving credit facility. On February 28, 2006, the Loan and Security Agreement was amended, among other things, to extend the term of the loans through March 31, 2007; to eliminate the fixed charge coverage ratio financial covenant; and to reduce the maximum revolver borrowings to $10,000. The revolver under this Agreement has a $1,000 sub-limit for letters of credit. As of March 31, 2006, outstanding letters of credit totaled $986. The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Agreement requires the Company to maintain a lockbox on the revolving credit facility. The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid. The balance outstanding at March 31, 2006 under the revolving line of credit was $1,295 and under the term loans was $1,649, both of which have been classified as current liabilities.

Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, which are subsidiaries of the Company, entered into a Loan and Security Agreement with a commercial bank in Australia in August 2004. As of March 31, 2006, the facilities under the agreement include the following: a term loan with original maximum borrowings of Australian dollars (“AUD”) $8,000 that expires in July 2009; a revolving credit facility with maximum borrowings of AUD$2,000 that expires in November 2006; a facility to fund future “earn-out” payments to the sellers of Bushman Tanks with maximum borrowings of AUD$1,750 that expires in July 2009; and a capital expenditure facility with maximum borrowings of AUD$4,500 that expires in July 2009. Translated into US dollars at March 31, 2006 exchange rates, the maximum borrowings are:  term loan $5,688, revolving credit facility $1,422, “earn-out” facility $1,244, and capital expenditure facility $3,200. The balance outstanding under the revolving line of credit, “earn-out” facility, and capital expenditure facility at March 31, 2006 was $1,955. The Agreement contains various financial and operating covenants that impose limitations on the ability of Channell Bushman Group, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends. Channell Bushman Group is required to comply with an interest coverage ratio and other financial covenants. The Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as it receives payments from its customers. The Agreement also contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid. As of March 31, 2006, Channell Bushman Group was not in compliance with various financial covenants. Channell Bushman Group has not received a waiver of noncompliance from the bank. However, Channell Bushman Group signed a new Loan and Security Agreement with the bank dated as of April 26, 2006 that amended the existing agreement. The new agreement revises the financial covenants and, accordingly, the long-term portion of the outstanding balance of the credit facilities has been classified as long term debt as of March 31, 2006. The new agreement, among other things, also: increases the maximum borrowings under the revolving credit facility to AUD$3,200;, reduces the maximum borrowings under the “earn-out” facility to AUD$750 and changes the expiration date of that facility to July 2008; and reduces the maximum borrowings under the capital expenditure facility to AUD$2,500. Translated into US dollars at March 31, 2006 exchange rates, the maximum borrowings, as amended, are: revolving credit facility $2,275, “earn-out” facility $533 and capital expenditure facility $1,778.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

Channell Commercial Corporation (the “Company”) is a designer and manufacturer of telecommunications equipment supplied to communications network operators worldwide and water storage tanks distributed in consumer markets throughout Australia. Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber-optic cable management systems and polyethylene water storage tanks.

During the last five years, demand for communications infrastructure equipment has fluctuated dramatically. At various times in the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry, which has led to reductions in our revenues and contributed to our reported operating losses.

Within the water storage portion of our business, demand has continued to grow in Australia due to the country’s generally arid climate and the widespread water conservation efforts.

Within both the communications infrastructure market and water storage market, the increasing price of oil has had a negative impact on our gross margins. The products manufactured in both of the markets in which we operate are primarily composed of polyethylene resins, which are derived from oil. The Company is limited in its ability to pass on incremental price increases to its customers. Continued increases in the price of oil can have a negative impact on the Company’s performance.

The Company believes that it has maintained its overall market share within the communications infrastructure equipment and water storage tank markets. The Company continues to invest in the development of new communications infrastructure products and water storage tanks and believes that in both markets it has the leading product portfolios in terms of performance and features.

During the latter part of 2005 and in 2006, the Company focused on cost savings while at the same time expanding and diversifying its market opportunities. The Company measures its success by monitoring net sales and gross margins with a short-term goal of maintaining a positive cash flow, while striving to achieve long-term operating profits. The Company believes that there continues to be long-term growth opportunities within both the communications infrastructure equipment and water tank markets.

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business. Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks. The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the three months ended March 31, 2006 and March 31, 2005. A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Three Months Ended March 31, 2006 with the Three Months Ended March 31, 2005

Net Sales. Net sales in the first three months of 2006 were $24.5 million, a decrease of $6.9 million or 22.0% compared to the first three months of 2005. The decrease is primarily due to the lower sales volume in the Americas segment.

Americas net sales were $12.8 million in the first three months of 2006, a decrease of $6.7 million or 34.4% compared to the same period in 2005. The decrease was primarily due to lower sales to Verizon.

International net sales were $11.7 million compared to $11.8 million in the first quarter of 2005.

Sales to Verizon of $2.3 million in the first three months of 2006 represented 9.6% of Company sales in the period. Sales to Verizon of $9.5 million in the first three months of 2005 represented 30.2% of the Company’s sales. Sales to Verizon have historically fluctuated from period to period. Accordingly, the Company cannot accurately predict what sales to Verizon will be in 2006. The second largest customer in the first three months of 2006 was Comcast with sales of $1.9 million representing 7.8% of the Company’s sales. Sales to Comcast of $2.0 million in the first three months of 2005 represented 6.2% of the Company’s sales for the period.

Gross Profit. Gross profit in the first quarter of 2006 was $7.0 million, a decrease of $2.2 million or 23.9% compared to the first quarter of 2005. The decrease was primarily due to the reduction in sales volume in the Americas segment along with a lower gross profit percentage in the International segment. Gross profit dollars in the Americas segment declined $1.7 million from $4.8 million in the first quarter of 2005 to $3.1 million in the first quarter of 2006. Gross profit of $3.9 million in the first quarter of 2006 in the International segment was $0.5 lower than the 2005 period.

As a percentage of net sales, gross profit decreased from 29.4% in the first three months of 2005 to 28.4% in the first quarter of 2006. The decline is primarily due to a lower gross profit percentage in the International segment from 37.4% in the first quarter of 2005 to 33.0% in the first quarter of 2006. This decline is primarily due to higher raw material costs related to higher oil prices.

Selling. Selling expenses were $4.7 million in the first three months of 2006 compared to $4.8 million in first three months of 2005.

As a percentage of net sales, selling expense increased from 15.4% in the 2005 period to 19.2% in the 2006 period. The higher percentage is primarily due to a reduced sales level in the Americas segment without a similar decrease in selling expenses.

General and Administrative. General and administrative expenses were $3.2 million in the first three months of 2006, an increase of $0.3 million or 10.3%. The increase is primarily due to higher professional fees, travel expenses and stock-based compensation.

As a percentage of net sales, general and administrative expense increased from 9.2% in the 2005 period to 13.1% in the 2006 period. The increase is due to the decreased sales level without a corresponding decrease in general and administrative costs.

Research and Development. Research and development expenses were $0.6 million in the first three months of 2006, and $0.7 million in the first three months of 2005. Spending on new product development programs remained relatively constant.

As a percentage of net sales, research and development expenses increased from 2.1% in the first three months of 2005 to 2.4% in the first three months of 2006 due to lower sales volume in the Americas segment.

Income from Operations. As a result of the items discussed above, income (loss) from operations was ($1.6) million in the first three months of 2006 compared to income from operations of $0.8 million in the first three months of 2005. Operating margin as a percent of sales was (6.3%) in the 2006 period compared to 2.6% in the 2005 period.

Interest Expense, Net. Interest expense, net of interest income, was $0.1 million in the first three months of 2006 and 2005.

Income Taxes. There was an income tax benefit of eighteen thousand dollars in the first three months of 2006 compared to $0.2 million in the first three months of 2005. The effective tax rate was 1.1% in the first three months of 2006 and 29.8% for the same period in 2005. Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax benefit is currently being recorded on the loss in the US, and from foreign operations the tax benefit netted out to eighteen thousand dollars.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.7) million for the three months ended March 31, 2006, compared to net cash used in operating activities of ($1.9) million in same period ended 2005. The negative cash effect of the current period net loss of approximately ($1.6) million was increased by additional net working capital of approximately $1.1 million. This was offset by approximately $1.0 million in non-cash deductions, including depreciation.

Net cash used in investing activities was ($0.3) million for the three months ended March 31, 2006, compared to ($0.8) million in the 2005 period. The decrease in 2006 is due to a decrease in the acquisition of property and equipment resulting from the Company’s efforts to reduce non-critical cash expenditures in the current period.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2006, compared to net cash provided by financing activities of $0.3 million in the same period of 2005. Of the increase, $1.1 million represents additional borrowings needed to fund the operations losses in the current period.

Cash and cash equivalents on March 31, 2006 were $2.4 million, a decrease of $0.8 million from December 2005. The decrease in cash was primarily due to cash used to operate the business in excess of cash receipts and the acquisition of property and equipment offset by cash provided by additional bank borrowings.

Net accounts receivable increased to $11.9 million at March 31, 2006 from $8.3 million at December 31, 2005. In terms of days sales outstanding, accounts receivable increased from 33 days at December 31, 2005 to 44 days at March 31, 2006. The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the first quarter.

Inventories decreased to $11.2 million at March 31, 2006 from $11.4 million at December 31, 2005. Days inventory decreased from 60 days at December 31, 2005 to 57 days at March 31, 2006.

Accounts payable increased from $8.7 million at December 31, 2005 to $11.5 million at March 31, 2006. The increase is primarily due to an increase in the payable balance in the International segment. Days payables were 46 days at December 31, 2005 and 59 days at March 31, 2006.

The Company is actively managing expenditures for capital assets and working capital requirements to reduce cash needs for 2006 and beyond. The Company has reduced most expenditures for capital assets to purchases for projects that will provide a positive return to long-term cash flow. In addition, the Company is pursuing market opportunities and designing products that will consume idle or slow moving inventory to further reduce the need for current and long-term cash flow. The Company believes that cash flow from efforts coupled with available borrowings under the credit facilities described in Note 14 will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2006.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations. In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability. If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust. At March 31, 2006, the outstanding loan balance subject to the guarantee totaled $545,000.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into three financing agreements. In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that has been extended through March 31, 2007. The agreement contains a term loan and a revolving line of credit. In July 2004, a subsidiary of the Company entered into a one-year Loan and Security Agreement, which consists of a revolving line of credit with a commercial bank in Australia. In August 2004, another subsidiary of the Company entered into a five-year Loan and Security Agreement which contains a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia. The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate. The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of a quarterly period would result in an increase in interest expense of approximately $0.02 million. This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

Exchange Rate Sensitivity

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2006, the management of the Company carried out an assessment concluding that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of March 31, 2006 that relate to the Company’s acquired Australian subsidiary, Bushmans. Bushmans was previously a closely held, family run business with mostly manual controls in place. During the process of assessing the status of the internal control infrastructure, the Company has identified significant deficiencies in internal controls that rise to the level of “material weaknesses” in the revenue and purchasing cycles. Management has also identified other significant deficiencies in the payroll cycle, capital asset purchasing cycle, information technology and governance.

The control deficiencies described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies described above constitute material weaknesses. Management does not believe that these material weaknesses resulted in material errors in the Company’s March 31, 2006 financial results, as reported in this filing.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2005, the Company did not have effective controls to accurately calculate current income tax expense. Specifically, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. This control deficiency resulted in restatements to the Company’s 2002, 2003, and 2004 annual consolidated financial statements to correct deferred taxes and the tax provisions. In addition, the Company did not have effective controls to accurately calculate current income tax expense and the effect on additional paid in capital for the exercise of non-qualified stock options. These control deficiencies could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management had determined that this control deficiency constituted a material weakness.

During the first quarter of the 2006, the Company identified and gathered the necessary financial information and set up a procedure to accurately prepare and review its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. The Company has also engaged additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income tax provision as well as general accounting matters.

Also, during the fiscal year ended December 31, 2005, due to the limited tenure of the Company’s domestic and Australian accounting staff, additional reconciliations and post closing adjustments were necessary to properly account for certain items of income an expense that the staff was not fully aware of. The most significant manifestations of this material weakness involved the accounting of the Company’s workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

During the first quarter of 2006, the Company has continued to employ the same accounting personnel involved with the 2005 fiscal year audit. The current staff has been trained with regard to the accounting for the workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

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

PART II - OTHER INFORMATION

ITEM 1.                                               LEGAL PROCEEDINGS

Legal Proceedings— Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759). For a number of years, the Company has purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers. In 2004, the Company’s customers reported the failure of a number of Carson boxes in the field. The Company has determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications. On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360,000 for product sold to the Company but not yet paid for. On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.

During court ordered mediation on March 21, 2006, the parties agreed to settle the lawsuit. The final agreement was signed on April 17, 2006 whereby the Company paid to Carson $290,000 and returned to Carson approximately $70,000 of inventory previously purchased by the Company. Carson agreed to indemnify the Company against certain product warranty claims for five years from the date of sale. As of March 31, 2006, the Company has accrued $307,000 for such liability.

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

ITEM 1A.                                      RISK FACTORS

Not applicable.

ITEM 2.                                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                OTHER INFORMATION

On May 10, 2006, Channell Bushman Pty Ltd and its controlled entities (collectively referred to as “Channell Bushman Group”), which are subsidiaries of the Company, entered into a new Loan and Security Agreement dated as of April 26, 2006 with National Australia Bank Limited (“NAB”) that amended the existing Loan and Security Agreement between Channell Bushman Group and NAB. The new agreement, among other things (i) revised the financial covenants in the existing agreement; (ii) increased the maximum borrowings under the revolving credit facility to Australian Dollars (“AUD”) $3,200,000; (iii) reduced the maximum borrowings under the facility to fund future “earn-out” payments to the sellers of Bushman Tanks to AUD$750,000 and changed the expiration date of that facility to July 2008; and (iv) reduced the maximum borrowings under the capital expenditure facility to AUD$2,500,000.

ITEM 6.  EXHIBITS

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

10.27

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(16)

10.28

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(16)

10.29

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among Channell Commercial Corporation, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(18)

10.30

Loan and Security Agreement dated as of December 1, 2005, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, Channell Pty Ltd, certain other subsidiaries of the Company and National Australia Bank Ltd(19)

10.31

Loan and Security Agreement dated April 26, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, Channell Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd(19)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

21	Subsidiaries of the Company (Exhibit 21)(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(19)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(19)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Jerry Collazo, CFO(19)

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

Dated: May 15, 2006
CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)