Form 10-Q
period 2006-06-30
CHANNELL COMMERCIAL CORP
filed 2006-08-17
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐   No ☒

9,543,584 shares of common stock of the registrant were outstanding at August 10, 2006.

PART 1 - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Net sales	$53,626	$63,738	$29,106	$32,360
Cost of goods sold	37,175	43,776	19,612	21,632
Gross profit	16,451	19,962	9,494	10,728

Operating expenses
Selling	9,600	9,907	4,893	5,064
General and administrative	6,178	5,564	2,963	2,675
Research and development	1,198	1,506	610	833
Impairment of goodwill	4,829	—	4,829	—
	21,805	16,977	13,295	8,572

Income (loss) from operations	(5,354)	2,985	(3,801)	2,156

Interest expense, net	286	230	184	123
Income (loss) before income tax expense	(5,640)	2,755	(3,985)	2,033

Income tax expense (benefit)	(278)	926	(260)	711
Net income (loss) before minority interest	(5,362)	1,829	(3,725)	1,322
Minority interest in income (loss) of subsidiaries	(1,420)	126	(1,339)	45
Net income (loss)	$(3,942)	$1,703	$(2,386)	$1,277

Net income (loss) per share
Basic	$(0.41)	$0.18	$(0.25)	$0.13
Diluted	$(0.41)	$0.17	$(0.25)	$0.13

Net income (loss)	$(3,942)	$1,703	$(2,386)	$1,277
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(142)	(473)	200	(208)

Comprehensive income (loss)	$(4,084)	$1,230	$(2,186)	$1,069

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,227	$3,148
Accounts receivable, net of allowance for doubtful accounts of $160 at June 30, 2006 and $396 at December 31, 2005	13,035	8,317
Inventories, net	12,475	11,411
Prepaid expenses and other current assets	993	1,000
Income taxes receivable	955	67
Deferred income taxes, net	953	948
Total current assets	31,638	24,891

Property and equipment, net	17,553	18,929
Goodwill	9,190	13,947
Intangible assets, net	2,053	2,132
Other assets	703	807
Total assets	$61,137	$60,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	12,209	8,677
Short term debt (including maturities of long term debt)	9,925	7,459
Current maturities of capital lease obligations	63	87
Accrued expenses	5,313	5,494
Total current liabilities	27,510	21,717

Capital lease obligations, less current maturities	33	78
Deferred gain on sale leaseback transaction	363	393
Deferred income taxes, net	78	77
Commitments and contingencies, (notes 9 and 12)	—	—
Minority interest	1,092	2,482

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock par value $.01 per share, authorized - 19,000 shares, issued 9,787 shares at June 30, 2006 and December 31, 2005, outstanding 9,543 shares at June 30, 2006 and December 31, 2005	98	98
Additional paid-in capital	30,936	30,750
Treasury stock - 244 shares in 2006 and 2005	(1,871)	(1,871)
Retained earnings	2,727	6,669
Accumulated other comprehensive income (loss) -
Foreign currency translation	171	313
Total stockholders’ equity	32,061	35,959
Total liabilities and stockholders’ equity	$61,137	$60,706

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2006	2005

Cash flows from operating activites:
Net income (loss)	$(3,942)	$1,703
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,354	2,306
Stock-based compensation	186	—
(Gain) Loss on disposal of fixed assets	(2)	(6)
Amortization of deferred gain on sale leaseback	(30)	(30)
Impairment of goodwill	4,829	—
Deferred income taxes	—	849
Provision for doubtful accounts	1	48
Provision for inventory obsolescence	—	597
Minority interest in income (loss) of subsidiaries	(1,420)	126
Changes in operating assets and liabilities:
Accounts receivable	(4,488)	(196)
Inventories	(1,020)	(445)
Prepaid expenses and other current assets	8	(193)
Income taxes receivable	(900)	(158)
Other assets	20	179
Accounts payable	3,475	(4,728)
Restructuring liability	—	(91)
Accrued expenses	(209)	184
Net cash provided by (used in) operating activities	(1,138)	145

Cash flows from investing activities:
Purchase of property and equipment	(866)	(2,428)
Proceeds from the sales of property and equipment	42	24
Net cash used in investing actitivites	(824)	(2,404)

Cash flows from financing activites:
Repayment of debt	(1,066)	(963)
Borrowings from credit facilites	3,519	1,286
Repayment of obligations under capital lease	(69)	(18)
Exercise of employee stock options	—	185
Net cash provided by financing activities	2,384	490

Effect of exchange rates on cash	(343)	(80)
Increase (decrease) in cash and cash equivalents	79	(1,849)
Cash and cash equivalents, beginning of period	3,148	5,453
Cash and cash equivalents, end of period	$3,227	$3,604
Cash paid during the period for:
Interest	$364	$261
Income taxes	$235	$217
Non-cash investing activities:
Purchases of property and equipment which are included in accounts payable	$46	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2006

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	equity

Balance, January 1, 2006	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

Stock-based compensation	—	—	186	—	—	—	—	$186

Foreign currency translation	—	—	—	—	—	—	(142)	$(142)

Net loss for the period	—	—	—	—	—	(3,942)	—	$(3,942)

Balance, June 30, 2006	9,787	$98	$30,936	244	$(1,871)	$2,727	$171	$32,061

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006 and 2005

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2006 and the results of its operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three months and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2.              Change in Accounting for Stock-Based Compensation.  Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in SFAS No. 123R.  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No.123R, prior period amounts were not restated.  SFAS No. 123R also requires cash retained as a result of excess tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous accounting principles. The Company recorded no excess tax benefits for the six month and three  month periods ended June 30, 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R. For share awards granted in 2006, expenses are amortized under the straight-line attribution method over the requisite service period. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS No.123.

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

In January 2003, the Board of Directors approved an offer allowing current employees and non-employee directors to exchange all of their outstanding options granted under the 1996 Stock Plan for new options to be granted under the Company’s 2003 Incentive Stock Plan or any other stock option plan that may be adopted by the Company. The 2003 Incentive Stock Plan was approved at the Annual Meeting of Stockholders on April 25, 2003.  The authorized shares under the 2003 Incentive Stock Plan are 3,100.

A total of 1,327 options to purchase shares of the Company were accepted for exchange and cancelled on March 20, 2003.  On September 24, 2003, a total of 1,324 new options were exchanged for options cancelled in March 2003.

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

At June 30, 2006, under the two plans described above, the Company had total unvested stock-based compensation expense of $395.  The unvested stock options will vest at various intervals over the next 2.9 years.  Total stock-based compensation expense, recognized in general and administrative expenses during the second quarter and first half of 2006 is shown in the following table:

	Six months ended	Three months ended
	June 30, 2006	June 30, 2006

Stock-based compensation expense included in net income	$186	$105

Effect on diluted income (loss) per share	$(0.02)	$(0.01)

Prior to the adoption of SFAS No. 123R, the stock-based compensation plans were accounted for using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123R.

Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method according to SFAS No. 123, Accounting for Stock Based Compensation, during the second quarter and first half of 2005, is illustrated in the following table:

	Six months ended	Three months ended
	June 30, 2005	June 30, 2005

Reported net income	$1,703	$1,277
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	(243)	(132)
Pro forma net income	$1,460	$1,145

Reported basic net income per share	$0.18	$0.13
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.02)	(0.01)
Pro forma basic net income per share	$0.16	$0.12

Reported diluted net income per share	$0.17	$0.13
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.02)	(0.01)
Pro forma diluted net income per share	$0.15	$0.12

The fair value of options at the date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions for all options granted during the year:

	SFAS No. 123R	SFAS No. 123
	Expense	Pro forma
	2006	2005

Expected term	5 years	5 years
Risk -free interest rate	4.5 - 5.0%	3.90%
Expected volatility	65%	50%
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $2.50 and $3.19, respectively.  The expected volatility is based on the historical volatility of the Company’s common stock.

A summary of option activity under the Company’s two stock plans, as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,934	$5.10
Granted	14	4.28
Exercised	—	—
Forfeited or expired	(132)	7.75
Outstanding at June 30, 2006	1,816	$4.90	7.4	$—
Exercisable at June 30, 2006	1,492	$4.89	7.3	$—

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	563	$1.96
Granted	14	2.50
Vested	(203)	1.68
Forfeited or expired	(50)	3.59
Nonvested at June 30, 2006	324	$1.91

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2006	December 31, 2005

Raw Materials	$5,483	$5,567
Work-in-Process	2,348	2,642
Finished Goods	5,818	4,926
	13,649	13,135
Less inventory valuation reserve	(1,174)	(1,724)
	$12,475	$11,411

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the six month and three month periods ended June 30, 2006 and 2005.    Diluted income per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the six month and three month periods ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$(0.41)	9,386	$0.18
Effect of dilutive stock options	—	—	415	0.01
Diluted income (loss) per share	9,543	$(0.41)	9,801	$0.17

	Three months ended June 30,
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$(0.25)	9,394	$0.13
Effect of dilutive stock options	—	—	327	—
Diluted income (loss) per share	9,543	$(0.25)	9,721	$0.13

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	Six months ended June 30,
	2006	2005

Options to purchase shares of common stock	1,816	68
Exercise prices	$3.25 - $13.75	$10.06 - $13.75
Expiration dates	July 2006 – May 2016	July 2006 – July 2010

	Three months ended June 30,
	2006	2005

Options to purchase shares of common stock	1,816	71
Exercise prices	$3.25 - $13.75	$6.65 - $13.75
Expiration dates	July 2006 – May 2016	July 2006 – May 2015

5.              Segments.  The operating segments of the Company have been aggregated into two geographical reporting segments: Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the six months and three months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005

Revenues from unrelated entitities (1):
Americas	$29,702	$38,376
International	23,924	25,362
	$53,626	$63,738
Income (loss) from operations:
Americas	$380	$1,943
International	(5,734)	1,042
	$(5,354)	$2,985
Interest expense, net:
Americas	$177	$102
International	109	128
	$286	$230

(1) Note:   Revenues from Australia exceeded 10% of total revenues for the six month periods ended June 30, 2006 and 2005.  Revenues from Australia totaled $21,375 and $21,170 for the six month periods in 2006 and 2005, respectively.

	Three months ended June 30,
	2006	2005

Revenues from unrelated entitities (1):
Americas	$16,849	$18,836
International	12,257	13,524
	$29,106	$32,360
Income (loss) from operations:
Americas	$1,576	$1,554
International	(5,377)	602
	$(3,801)	$2,156
Interest expense, net:
Americas	$92	$54
International	92	69
	$184	$123

(1) Note:   Revenues from Australia exceeded 10% of total revenues for the three month periods ended June 30, 2006 and 2005.  Revenues from Australia totaled $10,814 and $11,326 for the three month periods in 2006 and 2005, respectively.

The Company has revenues from external customers from the following product lines:

	Six months ended June 30,
	2006	2005

Product lines:
Enclosures	$25,711	$28,505
Water related products	23,500	30,395
Connectivity	3,954	4,565
Other	461	273
	$53,626	$63,738

	Three months ended June 30,
	2006	2005

Product lines:
Enclosures	$14,449	$14,769
Water related products	12,342	14,899
Connectivity	1,963	2,533
Other	352	159
	$29,106	$32,360

6.              Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which becomes effective for fiscal years beginning after December 15, 2006.  FIN No. 48  prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  Management of the Company has not completed its assessment of the effects of FIN No. 48 on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.   The Company adopted SFAS No. 154 on January 1, 2006, and its implementation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 on January 1, 2006, and its implementation did not have a material impact on its consolidated financial condition, results of operations or cash flows.

7.              Sale Leaseback Agreement.  In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  The unamortized balance of the deferred gain is being amortized over the ten-year lease base term, and as of June 30, 2006, such balance was $363.  The Company recorded income of $30 and $30 in the first six months of 2006 and 2005, respectively, related to the amortization of the deferred gain.

8.              Income Taxes.  The effective tax rate was 4.9% for the six months ended June 30, 2006 compared to the statutory rate of 34%. The effective rate is calculated by applying the statutory tax rates of the foreign entities to their respective income or loss and combining the resulting amounts.  The largest impact to foreign income or loss was $4,829 related to the impairment of goodwill, which is a non-deductible item for determining income taxes and was treated as a permanent difference in the quarter ended June 30, 2006, resulting in a decrease in the effective tax benefit rate for the quarter of (29.4%).  The $278 tax benefit for the six months ended June 30, 2006 was solely related to the foreign entities as there was no tax benefit recorded for the domestic losses, as explained below.

As the Company has no domestic income taxes payable, the recognition of a deferred tax asset would be required for any tax benefit recognized as a result of a current net loss.  However, under SFAS No. 109 “Accounting for Income Taxes,” the Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of net deferred assets. However, since the Company has had cumulative losses in recent years in its domestic operations, the Company is unable to support the realizability of domestic deferred tax assets based on forecasted future earnings.  As a result, management has concluded that a full valuation allowance against net domestic deferred tax assets is necessary.  As such, no tax benefit has been recorded for the domestic losses of the Company in the six months ended June 30, 2006.

9.              Commitments and Contingencies.   Employment Agreements—In December, 2003, the Company entered into a five year employment agreement, renewable every five years, with William H. Channell, Jr.   Mr. Channell, Jr.’s annual salary for 2005 was $760.  Mr. Channell, Jr. is entitled to participate in the Company’s stock plans, the Company’s 401(k) Plan and the Company’s Incentive Bonus Plan.  Additionally, the employment agreement provides for incentive compensation to Mr. Channell, Jr., based upon personal performance objectives and increases in the Company’s market capitalization over a three-year period, to be paid under Mr. Channell, Jr.’s Long-Term Incentive Plan.  Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers.  In the event that the Company were to terminate Mr. Channell, Jr.’s employment without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

In December, 2003, the Company amended the employment agreement with Mr. William H. Channell, Sr. originally entered into in July, 1996.  Mr. Channell, Sr.’s annual salary starting in December, 2003 is $50.  Mr. Channell, Sr.’s benefits include (i) during the term of the agreement, the payment of premiums for a term disability policy providing for $250 in annual benefits in the case of his temporary or permanent disability, (ii) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell comparable to that provided to the Company’s senior executive officers,  (iii) during Mr. Channell, Sr.’s lifetime, a portion of the premiums on a $1,500 life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (iv) an automobile allowance.

Taxes—The Federal income tax returns of the Company for the years ended December 31, 1997, 1999, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”).  As of June 30, 2006, the Company and the IRS have resolved all outstanding issues except for the credit for increasing research and development expenditures.  The amount of the credit under dispute is approximately $500.  As the Company has established a full valuation allowance on the net benefit to be obtained from this credit, the resolution of the research and development tax credit will not have a material adverse impact on the Company’s results of operations or financial position.  In addition, the credit has not been utilized on the Company’s tax returns.  Also, on August 4,

2006 the Company received notification from the IRS that its income tax returns for the years ended December 31, 2003 and 2004 have been selected for examination.  The Company expects that the results of these examinations will not have a material impact on the Company’s results of operations or financial condition.

In 2001, the State of Texas issued a report assessing the Company additional sales and use tax of $1,600, including interest for the period of January 1, 1996 through December 31, 1999. The Company appealed the assessment and provided the State of Texas with documentation to support the Company’s contention that the transactions did not require the Company to remit sales and use tax to the State of Texas. The State of Texas agreed to a reduction of the amount owed to $587 plus interest of $330. The Company has paid the State of Texas the entire amount of the assessment and interest owed of $917. Also, the Company has received and paid sales and use tax assessments from the state of California of approximately $25, and the Company has accrued an additional $134 for other potential state tax liabilities.

Legal Proceedings— Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759).  For a number of years, the Company purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers.  In 2004, the Company’s customers reported the failure of a number of Carson boxes in the field.  The Company determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications.  On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360 for product sold to the Company but not yet paid for.  On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.

During court ordered mediation on March 21, 2006, the parties agreed to settle the lawsuit.  The final agreement was signed on April 17, 2006 whereby the Company paid to Carson $290 and returned to Carson approximately $70 of inventory previously purchased by the Company.  Carson agreed to indemnify the Company against certain product warranty claims for five years from the date of sale.  The Company had $307 accrued for this liability as of March 31, 2006, which was reduced to $0 as of June 30, 2006.

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

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide.  The purchase price was $16,838.  The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business was to achieve certain sales and cost reduction targets.  Any amounts paid as contingent consideration were to result in additional goodwill.  Management assessed that an earn out of approximately $760 was earned for achieving the 2005 sales targets as of July 31, 2005 and this amount was accrued as an increase to goodwill during the third quarter of 2005.  In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of March 31, 2006.  Also, under the original agreement, if certain cost reduction targets were to be achieved, the sellers were to receive one-half of the amounts of the cost reductions in the specified cost items.  In the event that the costs incurred for these items exceed a predetermined threshold, the seller was to be liable to the Company for the amount of the costs exceeding the threshold.  Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill.  Subsequent to December 31, 2005 the Company and the sellers entered into an agreement that modified the original terms of the contingent consideration.  Pursuant to the agreement, the Company paid approximately $148 to the sellers to settle all current claims between the parties.  The sellers will forgo any additional earn out payments, and the Company will forgo any future warranty claims.  As a result of the settlement agreement, a net amount of $86 was recorded as a reduction to goodwill. The Company believes that any impact of this agreement will not have a material effect on its financial condition or results of operations.

10.       Related Party Transactions.  In May, 2002, the Company sold its Radio Frequency (“RF”) line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 was payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. A revised secured promissory note superseding the previous promissory note with RMS Communications, Inc. and Gary Napolitano personally has been entered into with RMS Communications, Inc. and Gary Napolitano personally. The revised secured promissory note is dated December 31, 2005 and called for the balance owed to the Company of $206 plus accrued interest of $46 to be paid in monthly installments of $3.5 until the entire amount of the note is paid.  The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano.  A reserve of approximately $123 has been recorded against the receivable as of June 30, 2006 according to the Company’s policy for accounts receivable allowances.  The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product. The RF devices purchased from Mr. Napolitano’s firm in 2005 and 2004 approximated $10 and $87, respectively, and were used in the Company’s product lines. The purchases in 2005 and 2004 did not result in a cash payment to Mr. Napolitano as the amounts were used to reduce the accounts receivable.  The balance owed at June 30, 2006 was $242.  There were no purchases from Mr. Napolitano’s company in the six month and three months ended June 30, 2006.

In the first half of 2006, the Company paid Carolyn Channell $35.  On June 1, 2005, Mrs. Channell was hired as an employee to handle specific insurance matters for the Company. Prior to being hired as an employee of the Company, Mrs. Channell consulted on insurance matters for the Company.  In the first half of 2005, Mrs. Channell was paid $31 for consulting services.  Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company’s facilities in Orange, Dalby, Terang and Adelaide, Australia, are leased from stockholders of the Company.  These stockholders are former owners of Bushman Tanks. The facilities comprise 94,000 square feet of manufacturing, warehouse and office space.  The lease term on all four facilities is through February 28, 2010 with a five-year renewal option.  The rent expense paid under the leases in the six months ended June 30, 2006 was $184.   The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in liabilities is $152 accrued for purchase accounting related to these unfavorable leases.

11.       Concentrations.  Sales to Verizon of $5,558 in the first six months of 2006 represented 10.4% of the Company’s sales in the period.  Sales to Verizon of $16,172 in the first six months of 2005 represented 25.4% of the Company’s sales.  Sales to Comcast of $4,328 in the first six months of 2006 represented 8.1% of the Company’s sales in the period.  Sales to Comcast of $4,530 in the first six months of 2005 represented 7.1% of the Company’s sales for the period.

Sales to Verizon of $3.2 million in the second quarter of 2006 represented 11.0% of the Company’s sales in the period.  Sales to Verizon of $6.7 million in the second quarter of 2005 represented 20.7% of the Company’s sales.  The second largest customer in the second quarter of 2006 was Comcast with sales of $2.4 million, representing 8.3% of the Company’s sales.  Sales to Comcast of $2.5 million in the second quarter of 2005 represented 7.9% of the Company’s sales for the period.

Accounts receivable from Verizon of $1,313 and from Comcast of $1,338 represented 9.9% and 10.1%, respectively, of Company accounts receivable at June 30, 2006.  Accounts receivable from Verizon of $307 and from Comcast of $404 represented 3.7% and 4.9%, respectively, of Company accounts receivable at December 31, 2005.

12.       Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  The Company has not recorded a liability for this guarantee.  At June 30, 2006, the outstanding loan balance subject to the guarantee totaled approximately $537.  The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN46 or FIN 46(R) since (a) there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan, (b) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (c) William Channell, Sr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

13.       Goodwill and Other Intangible Assets.  The balance of goodwill and intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries.  Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.

The Company tests the value of goodwill for impairment annually (December 31 for the Canadian reporting unit and June 30 for the Bushman Tanks reporting unit) or whenever events or changes in circumstance indicate that a condition of impairment may exist.  As such, the goodwill for the Bushman Tanks reporting unit was reassessed for impairment on June 30, 2006.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  Inherent uncertainties exist in determining and applying such factors.

Based on the impairment test, as of June 30, 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill related to the Bushman Tanks reporting unit in Australia.  The primary cause for this impairment of goodwill is the decrease in gross margins and operating income, which have been negatively impacted by increasing prices in petroleum-based raw materials and other factors, which resulted in revisions of projected future earnings and cash flows.  The fair value of the Bushman Tanks reporting unit was estimated using a combination of valuation techniques, including the expected present value of future cash flows. Measurement of the impairment loss is an estimate, and continued increases in raw materials costs in excess of the expectations of management, or other negative events or circumstances, could result in additional impairment of goodwill in future reporting periods. There was no impairment to the carrying value of goodwill in 2005.

The changes in the carrying amount of goodwill in the Company’s Canadian reporting unit, which is part of the Americas segment and in its Bushman Tanks reporting unit, which is part of the International segment are summarized as follows:

	Americas	International

Balance at December 31, 2005	$674	$13,273
Adjustment for final settlement agreement	—	(86)
Impairment of goodwill	—	(4,829)
Effect of foreign currency translation	31	127
Balance at June 30, 2006	$705	$8,485

In the original Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause whereby the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value at the date of the Bushman Tanks acquisition to be $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight line basis.  No indication of impairment of the non-compete intangible asset was identified during the annual goodwill impairment test performed as of June 30, 2006.

During the quarter ended June 30, 2006, the Company reclassified a nonamortizing indefinite-life trademark intangible asset from goodwill to intangible asset, including the December 31, 2005 amounts for comparative purposes, which resulted in an increase in intangible assets of $657 and $655, a decrease in goodwill of $460 and $459, and an increase in deferred tax liabilities of $197 and $196, as of June 30, 2006 and December 31, 2005, respectively.  The difference in amounts between the two balance sheet dates is because of a difference in the foreign currency translation rate at those dates.  This reclassification occurred in the Bushman Tanks reporting unit, which is part of the International segment.

Amortization expense for the six months ended June 30, 2006 was $86.  The estimated amortization expense based on current intangible balances and the June 30, 2006 foreign currency exchange rates, is $169 a year for the next five fiscal years, and $551 thereafter.

14.       Loan and Security Agreements.  The Company has a Loan and Security Agreement with an asset-based lender in the United States.  This Agreement contains a term loan and a revolving credit facility.  On February 28, 2006, the Loan and Security Agreement was amended, among other things, to extend the term of the loans through March 31, 2007; to eliminate the fixed charge coverage ratio financial covenant; and to reduce the maximum revolver borrowings to $10,000.  The revolver under this Agreement has a $1,000 sub-limit for letters of credit.  As of June 30, 2006, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  The balance outstanding at June 30, 2006 under the revolving line of credit was $2,732 and under the term loans was $1,413.  The revolving line of credit and the term loan have been classified as a current liability.

Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, which are subsidiaries of the Company, entered into a Loan and Security Agreement with a commercial bank in Australia in August 2004. Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements. Channell Bushman Group signed a new Loan and Security Agreement with the bank dated as of April 26, 2006 that amended (and superseded) the Loan And Security Agreement then in place.  That agreement, among other things, revised the financial covenants and increased the maximum borrowings under the revolving credit facility to AUD$3,200. As of June 30, 2006, the facilities under the current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD$3,200 that expires in November 2006; a facility to fund future “earn-out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2009; and a master asset finance agreement facility that expires in November 2006.  The Loan and Security Agreement contains various financial and operating covenants that (a) impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends and (b) require Channell Bushman Group to comply with an interest coverage ratio and certain other financial covenants.  In addition, the Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as it receives payments from its customers.  The Agreement also contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid.   The balance outstanding under the revolving line of credit, “earn-out” facility, and capital expenditure facility at June 30, 2006 was $2,275. As of June 30, 2006, Channell Bushman Group was not in compliance with various financial covenants and has not received a waiver of noncompliance from the bank.  The Company is currently renegotiating the financial covenants under its current Australian Loan and Security Agreement and expects the borrowing limits and the terms other than the financial covenants to generally remain the same.  As the renegotiations have not been completed, the Company has reclassified approximately $3.4 million of long term debt to short term debt.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

Channell Commercial Corporation (the “Company”) is a designer and manufacturer of telecommunications equipment supplied to communications network operators worldwide and water storage tanks distributed in consumer markets throughout Australia.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber-optic cable management systems and polyethylene water related products.

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

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and the widespread water conservation efforts.  Recently, portions of Australia have experienced significant rainfall which, if continued, could negatively affect the sales of our product.

Within both the communications infrastructure market and water storage market, the increasing price of oil has had a negative impact on our gross margins.  The products manufactured in both of the markets in which we operate are primarily composed of polyethylene resins, which are derived from oil.  The Company is limited in its ability to pass on incremental price increases to its customers.  Continued increases in the price of oil will have a negative impact on the Company’s performance.

The Company continues to invest in the development of new communications infrastructure products and water storage tanks and believes that in both markets it has the leading product portfolios in terms of performance and features.

During the latter part of 2005 and in 2006, the Company focused on cost savings while at the same time expanding and diversifying its market opportunities.  The Company measures its success by monitoring net sales and gross margins with a short-term goal of maintaining positive cash flows, while striving to achieve long-term operating profits.  The Company believes that there continues to be long-term growth opportunities within both the communications infrastructure equipment and water tank markets.

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business.  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the six months ended June 30, 2006 and June 30, 2005.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

Net Sales.  Net sales in the first half of 2006 were $53.6 million, a decrease of $10.1 million or 15.9% compared to the first half of 2005.  The decrease is due to lower product volume in both the Americas and International segments.

Americas net sales were $29.7 million in the first half of 2006, a decrease of $8.7 million or 22.7% over the same period in 2005. The decrease was due primarily to lower volume of sales to Verizon.  Sales to large customers fluctuate period to period based on the status of such customers’ infrastructure projects, and therefore are difficult to predict.

International net sales were $23.9 million, a decrease of $1.5 million or 5.9%.  The decrease is due to ongoing competitive sales pressure in overseas markets.

Sales to Verizon of $5.6 million in the first six months of 2006 represented 10.4% of the Company’s sales in the period.  Sales to Verizon of $16.2 million in the first six months of 2005 represented 25.4% of the Company’s sales.  The second largest customer in the first six months of 2006 was Comcast, with sales of $4.3 million representing 8.1% of the Company sales.  Sales to Comcast of $4.5 million in the first six months of 2005 represented 7.1% of the Company’s sales for the period.

Gross Profit.  Gross profit in the first half of 2006 was $16.5 million, a decrease of $3.5 million or 17.5% compared to the first half of 2005. The decrease was primarily due to the reduction in sales volume in the Americas segment along with a lower gross profit percentage in the International segment.  Gross profit dollars in the Americas segment decreased $1.8 million from $10.5 million in the first half of 2005 to $8.7 million in the first half of 2006.  Gross profit of $7.7 million in the first half of 2006 in the International segment was $1.7 million lower than in the 2005 period.

As a percentage of net sales, gross profit decreased from 31.3% in the first six months of 2005 to 30.7% in the first half of 2006.  The decline is primarily due to a lower gross profit percentage in the International segment from 37.3% in the first half of 2005 to 32.2% in the first half of 2006.  This decline is primarily due to higher raw material costs related to higher oil prices.  Offsetting the decrease in the International segment was an increase in the gross profit percentage in the Americas segment from 27.4% in the first half of 2005 to 29.5% in the first half of 2006.  This increase was primarily due to a reduction of $0.5 million in the slow and obsolete inventory reserve as a result of the sale of previously written down excess inventory.

Selling.  Selling expenses were $9.6 million in the first six months of 2006, a decrease of $0.3 million or 3.0% from the first six months of 2005.

As a percentage of net sales, selling expense increased from 15.5% in the 2005 period to 17.9% in the 2006 period.  The higher percentage is primarily due to the increase in freight costs.

General and Administrative.  General and administrative expenses were $6.2 million in the first half of 2006, an increase of $0.6 million or 10.7% from the first half of 2005.  The increase is due primarily to stock-based compensation expense of $0.2 million, accrued severance expenses, and other various expenses.

As a percentage of net sales, general and administrative expense increased from 8.7% in the 2005 period to 11.5% in the 2006 period.  The increase is due to the decreased sales level without a proportional decrease in general and administrative costs that are relatively fixed in nature.

Research and Development.  Research and development expenses were $1.2 million in the first six months of 2006, a decrease of $0.3 million or 20.0% from the first six months of 2005.  Spending on new product development programs was slightly less than the previous year.

As a percentage of net sales, research and development expenses decreased from 2.4% in the first half of 2005 to 2.2% in the first half of 2006.

Impairment of Goodwill.  Goodwill impairment expense was $4,829 in the first six months of 2006 compared to no impairment in same 2005 period.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.

As a percentage of sales, goodwill impairment was 9.0% in the first six months of 2006.

Income from Operations.  As a result of the items discussed above, income (loss) from operations was ($5.4) million in the first six months of 2006 compared to income from operations of $3.0 million in the first six months of 2005.  Operating margin as a percent of sales was (10.0%) in the 2006 period compared to 4.7% in the 2005 period.

Interest Expense, Net.  Interest expense, net of interest income was $0.3 million in the first half of 2006 and $0.2 million in the first half of 2005.

Income Taxes.  There was an income tax benefit of $0.3 million in the first six months of 2006 compared to an income tax expense of $0.9 million in the first six months of 2005.  The effective tax rate was 4.9% in the first six months of 2006 and 33.6% for the same period in 2005.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense is currently being recorded on the operations in the US.  The tax benefit recorded in the current year was a result of the loss in foreign operations.  The largest impact to foreign income or loss was $4,829 related to the impairment of goodwill, which is a non-deductible item for determining income taxes.

Comparison of the Three Months Ended June 30, 2006 with the Three Months Ended June 30, 2005

Net Sales.  Net sales in the second quarter of 2006 were $29.1 million, a decrease of $3.3 million or 10.2% compared to the second quarter of 2005.  The decrease is due to lower product volume in both the Americas and International segments.

Americas net sales were $16.8 million in the second quarter of 2006, a decrease of $2.0 million or 10.6% compared to the same period in 2005. The decrease was due primarily to lower volume of sales to Verizon.  Sales to large customers fluctuate period to period based on the status of such customers’ infrastructure projects, and therefore are difficult to predict.

International net sales were $12.3 million in the second quarter of 2006, a decrease of $1.2 million or 8.9% compared to the same period in 2005.  The decrease is due to competitive sales pressure in the international markets.

Sales to Verizon of $3.2 million in the second quarter of 2006 represented 11.0% of Company sales in the period.  Sales to Verizon of $6.7 million in the second quarter of 2005 represented 20.7% of the Company’s sales.  The second largest customer in the second quarter of 2006 was Comcast with sales of $2.4 million, representing 8.3% of the Company’s sales.  Sales to Comcast of $2.5 million in the second quarter of 2005 represented 7.9% of the Company’s sales for the period.

Gross Profit.  Gross profit in the second quarter of 2006 was $9.5 million, a decrease of $1.2 million or 11.2% compared to the second quarter of 2005. The decrease was primarily due to the reduction in sales volume along with a lower gross profit percentage in the International segment.  Gross profit dollars in the Americas segment decreased $0.1 million from $5.7 million in the second quarter of 2005 to $5.6 million in the second quarter of 2006.  Gross profit of $3.9 million in the second quarter of 2006 in the International segment was $1.1 lower than in the 2005 period.

As a percentage of net sales, gross profit decreased from 33.2% in the second quarter of 2005 to 32.6% in the second quarter of 2006.  The decline is primarily due to a lower gross profit percentage in the International segment from 37.1% in the second quarter of 2005 to 31.4% in the second quarter of 2006.  This decline is primarily due to higher raw material costs related to higher oil prices.  Offsetting the decrease in the International segment was an increase in the gross profit percentage in the Americas segment from 30.3% in the second quarter of 2005 to 33.5% in the second quarter of 2006.  This increase was primarily due to a reduction of $0.4 million in the slow and obsolete inventory reserve as a result of the sale of previously written down excess inventory.

Selling.  Selling expenses were $4.9 million in the second quarter of 2006, a decrease of $0.2 million or 3.9% from the second quarter of 2005.

As a percentage of net sales, selling expenses increased from 15.6% in the 2005 period to 16.8% in the 2006 period.  The higher percentage is primarily due to the increase in freight costs.

General and Administrative.  General and administrative expenses were $3.0 million in the second quarter of 2006, an increase of $0.3 million or 11.1% from the second quarter of 2005.  The increase is due primarily to stock-based compensation expense of $0.1 million.

As a percentage of net sales, general and administrative expenses increased from 8.3% in the 2005 period to 10.2% in the 2006 period.  The increase is due to the decreased sales volume without a proportional decrease in the relatively fixed general and administrative expenses.

Research and Development.  Research and development expenses were $0.6 million in the second quarter of 2006, a decrease of $0.2 million or 25.0% from the second quarter of 2005.  The decrease is due to lower spending on new product development programs in the current year.

As a percentage of net sales, research and development expenses decreased from 2.6% in the second quarter of 2005 to 2.1% in the second quarter 2006.

Impairment of Goodwill.  Goodwill impairment expense was $4,829 in the second quarter of 2006 compared to no impairment in same 2005 period.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary material used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.

As a percentage of sales, goodwill impairment was 16.6% in the first three months of 2006.

Income from Operations.  As a result of the items discussed above, income (loss) from operations was ($3.8) million in the second quarter of 2006 compared to income from operations of $2.2 million in the second quarter of 2005.  Operating margin as a percent of sales was 13.1% in the 2006 period compared to 6.7% in the 2005 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.2 million in the second quarter of 2006 and $0.1 million in the second quarter of 2005.

Income Taxes.  There was an income tax benefit of $0.3 million in the second quarter of 2006 compared to an income tax expense of $0.7 million in the second quarter of 2005.  The effective tax rate was 6.5% in the second quarter of 2006 and 35.0% for the same period in 2005.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense is currently being recorded on the operations in the US.  The tax benefit recorded in the current year was a result of the loss in foreign operations.  The largest impact to foreign income or loss was $4,829 related to the impairment of goodwill, which is a non-deductible item for determining income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.1) million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $0.1 million in same period ended 2005.   The cash used in operating activities in 2006 is primarily due to the net loss of $3.9 million, an increase in accounts receivable and inventories of $5.5 million and an increase in the income tax receivable of $0.9 million.  The increase in accounts receivable and inventories is due to the increased volume of activity at the end of the current period compared to the end of the previous year.  This increase was offset by approximately $5.9 million in non-cash deductions, including depreciation and goodwill impairment, and a net increase in accounts payable and accrued expenses of $3.3 million.

Net cash used in investing activities was ($0.8) million for the six months ended June 30, 2006, compared to ($2.4) million in the 2005 period.  The decrease in 2006 is due to a decrease in the acquisition of property and equipment resulting from the Company’s efforts to reduce non-critical cash expenditures in the 2006 period.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $0.5 million in the same period of 2005.  The increase is due to additional borrowings under the Company’s credit facilities needed to fund the operations in the 2006 period.

Cash and cash equivalents on June 30, 2006 were $3.2 million, compared to $3.1 million at December 2005.

Net accounts receivable increased to $13.0 million at June 30, 2006 from $8.3 million at December 31, 2005.  In terms of days sales outstanding, accounts receivable increased from 33 days at December 31, 2005 to 40 days at June 30, 2006.  The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the second quarter.

Inventories increased to $12.5 million at June 30, 2006 from $11.4 million at December 31, 2005.  Days inventory decreased from 60 days at December 31, 2005 to 57 days at June 30, 2006.

Accounts payable increased from $8.7 million at December 31, 2005 to $12.2 million at June 30, 2006.  The increase is primarily due to an increase in the volume of activity at the end of the second quarter compared to the end of the previous year.  Days payables were 46 days at December 31, 2005 and 56 days at June 30, 2006.

The Company is actively managing expenditures for capital assets and working capital requirements to reduce cash needs for 2006 and beyond.  The Company has reduced most expenditures for capital assets to purchases for projects that will provide a positive return to long-term cash flow.  In addition, the Company is pursuing market opportunities and designing products that will consume idle or slow moving inventory to further reduce the need for current and long-term cash flow.  The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 14 will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2007.

The Company’s U.S, Loan and Security Agreement expires on March 31, 2007.  The Company believes that it will be able to extend the agreement through 2007.

As of June 30, 2006 the Company’s Channell Bushman Group was not in compliance with various financial covenants under its Australian Loan and Security Agreement.  The Channell Bushmans Group has not received a waiver of noncompliance from the bank.  The Company is currently renegotiating the financial covenants under that Agreement and expects the borrowing limits and terms other than the financial covenants to generally remain the same. Accordingly, related borrowings are classified as current liabilities as of June 30, 2006.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At June 30, 2006, the outstanding loan balance subject to the guarantee totaled $537,000.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that has been extended through March 31, 2007.  The agreement contains a term loan and a revolving line of credit.   In August 2004, the Company’s two subsidiaries jointly entered into a five-year Loan and Security Agreement which contains a term loan, revolving line of credit, an “earn-out” facility, and a capital expenditure facility with a commercial bank in Australia.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $0.02 million.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of June 30, 2006, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective because of the material weaknesses described below.

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

During the fiscal year ended December 31, 2005, and continuing into 2006 the Company did not have effective controls to accurately calculate current income tax expense. Specifically, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. This control deficiency resulted in restatements to the Company’s 2002, 2003, and 2004 annual consolidated financial statements to correct deferred taxes and the tax provisions.  In addition, the Company did not have effective controls to accurately calculate current income tax expense and the effect on additional paid in capital for the exercise of non-qualified stock options.  These control deficiencies could result in a misstatement of deferred taxes, tax accruals and the tax provision that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management had determined that this control deficiency constituted a material weakness.

During the first half of 2006, the Company identified and gathered the necessary financial information and set up a procedure to accurately prepare and review its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision.  The Company has also engaged additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income tax provision as well as general accounting matters.

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

During the first half of 2006, the Company has continued to employ the same accounting personnel involved with the 2005 fiscal year financial statements.  The current staff has been trained with regard to the accounting for the workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

The Company is in the process of remediating the deficiencies in the design of its internal controls to address the material weaknesses in its accounting for income taxes, the workers’ compensation liability and the unvouchered accounts payable balance.  However, the Company has not yet tested the operating effectiveness of these remediated controls.

In addition, the Company’s subsidiary, Bushman Tanks, was previously a closely held, family run business with mostly manual controls in place.  During the process of assessing the status of the internal control infrastructure, the Company has identified significant deficiencies in internal controls that rise to the level of “material weaknesses” in the revenue and purchasing cycles.

Changes in Internal Control Over Financial Reporting

The Company continues to implement enhancements and changes to its internal control over financial reporting to remediate the material weaknesses described above.

These improvements include further formalization of policies and procedures, improved segregation of duties, improved information technology system controls, and additional monitoring controls.

The Company has enhanced the competence of the organization by hiring staff competent in accounting principles generally accepted in the United States of America, and the Company will continue to enhance its financial accounting and reporting competencies by recruiting additional qualified staff and further developing its existing staff by reinforcing existing continuing education program.  However, as the Company recently announced in its Form 8-K dated August 2, 2006, its Chief Financial Officer, Jerry Collazo, has submitted his resignation to pursue other interests.  A search has been initiated to find a replacement.

Other than the changes described above, there has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                     LEGAL PROCEEDINGS

Legal Proceedings.  Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759).  For a number of years, the Company purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers.  In 2004, the Company’s customers reported the failure of a number of Carson boxes in the field.  The Company determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications.  On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360,000 for product sold to the Company but not yet paid for.  On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.

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

ITEM 1A.                            RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Price Fluctuations of Raw Materials. Our cost of sales, gross margins and results of operations have been and may continue to be materially affected by increases in the market prices of the raw materials used in our manufacturing processes. In particular, the products we manufacture for sale in both our communications infrastructure market and our water storage market are primarily composed of polyethylene resins, which are derived from oil.  The increasing price of oil has significantly increased our raw materials cost within these markets and, as a result, has significantly reduced our gross margins.

Because we are limited in our ability to pass on incremental price increases to our customers, and because we do not engage in hedging transactions for our raw materials, we may not be able to effectively offset increases in the prices of raw materials.  Accordingly, continued increases in these costs, particularly continued increases in the cost of oil, will continue to reduce our gross margins and negatively impact our results of operations.

Availability of Complementary Products. In order to position ourselves as a full-line product supplier, we rely on certain manufacturers to supply products, including grade level boxes, that complement the products manufactured by us. Although we believe there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of our own products.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                                     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2006, the Company held its Annual Meeting of Stockholders in Temecula, California.  William H. Channell, Jr. and Jacqueline M. Channell were re-elected to the Company’s board of directors.  The term of office for the following directors continued after the Annual Meeting: William H. Channell, Sr., Dana Brenner, Guy Marge, David Iannini and Stephen Gill.

At the Annual Meeting, the stockholders of the Company approved the proposal to elect the following two directors to serve on the Company’s board of directors, each to hold office for a term of three years:

	Number of Votes for	Number of Votes Withheld

William H. Channell, Jr.	7,526,992	1,883,764

Jacqueline M. Channell	7,539,092	1,871,664

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company (Exhibit 3.2)(1)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(7)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(9)

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

10.31	Loan and Security Agreement dated April 26, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd(19)

10.32	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd(20)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

21	Subsidiaries of the Company (Exhibit 21)(17)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(20)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(20)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Jerry Collazo, CFO(20)

* Management contract or, compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.

(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.

(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(7)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(8)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(9)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 15, 2005.

(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K/A on November 21, 2005.

(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2006.

(20)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2006
CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By	/s/ Jerry Collazo
Jerry Collazo
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)