Form 10-Q
period 2006-09-30
CHANNELL COMMERCIAL CORP
filed 2006-11-14
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

9,543,584 shares of common stock of the registrant were outstanding at November 3, 2006.

PART 1 - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Net sales	$84,476	$92,666	$29,376	$27,506
Cost of goods sold	57,354	64,095	20,179	20,319
Gross profit	27,122	28,571	9,197	7,187

Operating expenses
Selling	16,822	17,137	5,748	5,808
General and administrative	8,878	7,983	2,700	2,419
Research and development	1,856	2,205	658	699
Impairment of goodwill	4,829	—	—	—
	32,385	27,325	9,106	8,926

Income (loss) from operations	(5,263)	1,246	91	(1,739)

Interest expense, net	502	327	216	97
Income (loss) before income tax expense	(5,765)	919	(125)	(1,836)

Income tax expense (benefit)	(265)	(235)	13	(1,161)
Net income (loss) before minority interest	(5,500)	1,154	(138)	(675)
Minority interest in income (loss) of subsidiaries	(1,452)	9	(32)	(117)
Net income (loss)	$(4,048)	$1,145	$(106)	$(558)

Net income (loss) per share
Basic	$(0.42)	$0.12	$(0.01)	$(0.06)
Diluted	$(0.42)	$0.12	$(0.01)	$(0.06)

Net income (loss)	$(4,048)	$1,145	$(106)	$(558)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	295	(390)	437	83
Comprehensive income (loss)	$(3,753)	$755	$331	$(475)

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$3,369	$3,148
Accounts receivable, net of allowance for doubtful accounts of $220 at September 30, 2006 and $396 at December 31, 2005	12,071	8,317
Inventories, net	12,165	11,411
Prepaid expenses and other current assets	1,567	1,000
Income taxes receivable	1,332	67
Deferred income taxes, net	915	948
Total current assets	31,419	24,891

Property and equipment, net	17,365	18,929
Goodwill	9,392	13,947
Intangible assets, net	2,058	2,132
Other assets	615	807
Total assets	$60,849	$60,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,606	$8,677
Short-term debt (including current maturities of long-term debt)	13,042	7,459
Current maturities of capital lease obligations	59	87
Accrued expenses	5,133	5,494
Total current liabilities	26,840	21,717

Long-term debt, less current maturities	—	—
Capital lease obligations, less current maturities	28	78
Deferred gain on sale leaseback transaction	347	393
Deferred income taxes, net	80	77
Commitments and contingencies, (notes 9 and 12)	—	—
Minority interest	1,087	2,482

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares, issued 9,787 shares at September 30, 2006 and December 31, 2005, outstanding 9,543 shares at September 30, 2006 and December 31, 2005	98	98
Additional paid-in capital	31,011	30,750
Treasury stock - 244 shares in 2006 and 2005	(1,871)	(1,871)
Retained earnings	2,621	6,669
Accumulated other comprehensive income -
Foreign currency translation	608	313
Total stockholders’ equity	32,467	35,959
Total liabilities and stockholders’ equity	$60,849	$60,706

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(4,048)	$1,145
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,454	3,621
Stock-based compensation	261	—
(Gain) on disposal of fixed assets	(2)	(6)
Amortization of deferred gain on sale leaseback	(45)	(45)
Impairment of goodwill	4,829	—
Deferred income taxes	58	(15)
Provision for doubtful accounts	(56)	47
Provision for inventory obsolescence	—	563
Minority interest in income (loss) of subsidiaries	(1,452)	9
Changes in operating assets and liabilities:
Accounts receivable	(3,350)	2,922
Inventories	(573)	975
Prepaid expenses and other current assets	(559)	(588)
Income taxes receivable	(1,278)	(658)
Other assets	111	234
Accounts payable	(312)	(3,869)
Restructuring liability	—	(104)
Accrued expenses	(441)	(1,329)
Net cash provided by (used in) operating activities	(3,403)	2,902

Cash flows from investing activities:
Purchase of property and equipment	(1,620)	(3,972)
Proceeds from the sales of property and equipment	60	24
Net cash used in investing actitivities	(1,560)	(3,948)

Cash flows from financing activities:
Repayment of debt	(1,517)	(2,964)
Borrowings from credit facilities	6,954	1,277
Repayment of obligations under capital lease	(80)	(27)
Exercise of employee stock options	—	687
Net cash provided by (used in) financing activities	5,357	(1,027)

Effect of exchange rates on cash	(173)	(27)
Increase (decrease) in cash and cash equivalents	221	(2,100)
Cash and cash equivalents, beginning of period	3,148	5,453
Cash and cash equivalents, end of period	$3,369	$3,353
Cash paid during the period for:
Interest	$605	$381
Income taxes	$567	$282
Non-cash investing activities:
Purchases of property and equipment which are included in accounts payable	$57	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2006

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income	equity
Balance, January 1, 2006	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

Stock-based compensation	—	—	261	—	—	—	—	$261

Foreign currency translation	—	—	—	—	—	—	295	$295

Net loss for the period	—	—	—	—	—	(4,048)	—	$(4,048)

Balance, September 30, 2006	9,787	$98	$31,011	244	$(1,871)	$2,621	$608	$32,467

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006 and 2005
(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2006 and the results of its operations for the nine months and three months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.  The results of operations for the nine months and three months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These condensed consolidated financial statements should be read in combination with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

Reclassifications.  In the third quarter of 2006, the Company corrected the classification of shipping costs charged to customers in its Americas segment in order to comply with generally accepted accounting principles. The Company had previously netted such revenues with the related shipping costs.  These costs are in addition to, but significantly less than, those shipping costs not charged to customers.  Such reclassified shipping costs charged to customers totaled $2.2 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively, and $0.8 million and $0.6 million for the three months ended September 30, 2006 and 2005, respectively, resulting in an increase in net sales, gross profit and selling expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  These reclassifications had no impact on the Company’s net income for any period.

The Company’s net sales, gross profit and selling expenses, and any ratio calculated therefrom, as used throughout this Quarterly Report for the period ended September 30, 2006, reflect the reclassifications described above.

2.              Change in Accounting for Stock-Based Compensation.  Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in SFAS No. 123R.  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires cash retained as a result of excess tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous accounting principles.  The Company recorded no excess tax benefits for the nine months and three months ended September 30, 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the nine months and three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123,  Accounting for Stock Based Compensation, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R.  For share awards granted in 2006, expenses are amortized under the straight-line attribution method over the requisite service period.  For share awards granted prior to 2006, expenses are amortized under the straight-line method over the vesting period prescribed by SFAS No.123.

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

Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange.  The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued.  The exercise price of the new options was equal to the closing sale price of the Company’s common stock as reported on the NASDAQ Global Market on the grant date of the new options.

At September 30, 2006, under the two plans described above, the Company had total unvested stock-based compensation expense of $364.  The unvested stock options will vest at various intervals over the next 2.7 years.  Total stock-based compensation expense, recognized in general and administrative expenses during the third quarter and first nine months of 2006 is shown in the following table:

	Nine months ended	Three months ended
	September 30, 2006	September 30, 2006

Stock-based compensation expense included in net income	$261	$75

Effect on diluted income (loss) per share	$(0.03)	$(0.01)

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

Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method according to SFAS No. 123, during the third quarter and first nine months of 2005, is illustrated in the following table:

	Nine months ended	Three months ended
	September 30, 2005	September 30, 2005

Reported net income (loss)	$1,145	$(558)
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	391	148
Pro forma net income (loss)	$754	$(706)

Reported basic net income (loss) per share	$0.12	$(0.06)
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.04	0.01
Pro forma basic net income (loss) per share	$0.08	$(0.07)

Reported diluted net income (loss) per share	$0.12	$(0.06)
Add stock-based compensation expense reported in net income	—	—
Less total stock-based compensation expense, determined under the fair value method	0.04	(0.01)
Pro forma diluted net income (loss) per share	$0.08	$(0.07)

The fair value of options at the date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions for all options granted during the period:

	SFAS No. 123R	SFAS No. 123
	Expense	Pro forma
	2006	2005
Expected term	5 years	5 years
Risk-free interest rate	4.5 - 5.0%	3.9%
Expected volatility	65%	50%
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $2.40 and $3.52, respectively.  The expected volatility is based on the historical volatility of the Company’s common stock.

A summary of option activity under the Company’s two stock plans, as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted-
	Shares of	Weighted-	average
	common stock	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	options	price	term	value
Outstanding at January 1, 2006	1,934	$5.10
Options granted	17	4.10
Options forfeited or expired	(194)	8.35
Options exercised	—	—
Outstanding at September 30, 2006	1,757	$4.73	7.2	$—
Exercisable at September 30, 2006	1,480	$4.78	7.1	$—
Ending vested and expected to vest in the future as of September 30, 2006	1,745	$4.73	7.2	$—
Available for grant at September 30, 2006	1,194

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months then ended is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	563	$1.96
Granted	17	2.40
Vested	(220)	1.82
Forfeited or expired	(83)	3.55
Nonvested at September 30, 2006	277	$1.62

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2006	December 31, 2005

Raw Materials	$5,435	$5,567
Work-in-Process	3,270	2,642
Finished Goods	4,705	4,926
	13,410	13,135
Less inventory valuation reserve	(1,245)	(1,724)
	$12,165	$11,411

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the nine months and three months ended September 30, 2006 and 2005.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for the nine months and three months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$(0.42)	9,416	$0.12
Effect of dilutive stock options	—	—	418	—
Diluted income (loss) per share	9,543	$(0.42)	9,834	$0.12

	Three months ended September 30,
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$(0.01)	9,475	$(0.06)
Effect of dilutive stock options	—	—	—	—
Diluted income (loss) per share	9,543	$(0.01)	9,475	$(0.06)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	Nine months ended September 30,
	2006	2005
Options to purchase shares of common stock	1,757	79
Exercise prices	$3.25 - $13.75	$7.05 - $13.75
Expiration dates	July 2010 — June 2016	July 2006 — August 2015

	Three months ended September 30,
	2006	2005
Options to purchase shares of common stock	1,757	1,203
Exercise prices	$3.25 - $13.75	$3.25 - $13.75
Expiration dates	July 2010 — June 2016	July 2006 — August 2015

5.              Segments.  The operating segments of the Company have been aggregated into two geographical reporting segments: Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, Middle East, Australia and Asia.  The following table summarizes segment information for the nine months and three months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005
Revenues from unrelated entitities(1):
Americas	$46,886	$54,779
International	37,590	37,887
	$84,476	$92,666
Income (loss) from operations:
Americas	$735	$768
International	(5,998)	478
	$(5,263)	$1,246
Interest expense, net:
Americas	$303	$148
International	199	179
	$502	$327

(1) Note:              Revenues from Australia exceeded 10% of total revenues for the nine month ended September 30, 2006 and 2005. Revenues from Australia totaled $33,526 and $32,296 for the nine month periods in 2006 and 2005, respectively.

	Three months ended September 30,
	2006	2005
Revenues from unrelated entitities(1):
Americas	$15,710	$14,981
International	13,666	12,525
	$29,376	$27,506
Income (loss) from operations:
Americas	$355	$(1,175)
International	(264)	(564)
	$91	$(1,739)
Interest expense, net:
Americas	$126	$46
International	90	51
	$216	$97

(1) Note:              Revenues from Australia exceeded 10% of total revenues for the three month ended September 30, 2006 and 2005.  Revenues from Australia totaled $12,151 and $11,126 for the three month periods in 2006 and 2005, respectively.

The Company has revenues from external customers from the following product lines:

	Nine months ended September 30,
	2006	2005
Product lines:
Enclosures	$40,101	$41,174
Water related products	36,847	44,088
Connectivity	6,517	6,842
Other	1,011	562
	$84,476	$92,666

	Three months ended September 30,
	2006	2005
Product lines:
Enclosures	$13,402	$11,611
Water related products	12,886	13,339
Connectivity	2,549	2,271
Other	539	285
	$29,376	$27,506

6.              Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Quantifying Financial Statement Misstatements.  In SAB 108, the Securities and Exchange Commission’s staff establishes an approach for consideration of the effect of financial statement errors on each of the Company’s financial statements.  SAB 108 will be effective for the Company as of December 31, 2006; however it is not expected to have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which becomes effective for fiscal years beginning after December 15, 2006.  FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  Management of the Company has not completed its assessment of the effects of FIN No. 48 on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted SFAS No. 154 on January 1, 2006, and its implementation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4.  SFAS No. 151 retains the general principle of ARB No.43, Chapter 4, Inventory Pricing, that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.  Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity.  The guidance in SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 on January 1, 2006, and its implementation did not have a material impact on its consolidated financial condition, results of operations or cash flows.

7.              Sale Leaseback Agreement.  In June, 2002, the Company entered into a sale and leaseback agreement for a facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The lease base term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  The unamortized balance of the deferred gain is being amortized over the ten-year lease base term, and as of September 30, 2006, such balance was $347.  The Company recorded income of $45 in each of the first nine months of 2006 and 2005, related to the amortization of the deferred gain.

8.              Income Taxes.  The effective tax rate was 4.6% and (10.4%) for the nine months and three months ended September 30, 2006, respectively, compared to the statutory rate of 34%.  The effective rate is based on the expected rate for the year. The largest impact to foreign income or loss was $4,829 related to the impairment of goodwill during the nine months ended September 30, 2006, which is a non-deductible item for determining income taxes and treated as a permanent difference, resulting in a decrease in the effective tax benefit rate of 25.1% for the nine months ended September 30, 2006.  The tax expense recorded in the third quarter of the current year was a result of an adjustment of $47 associated with the true up of the tax provision and the deferred tax balances for the 2005 tax filing of the Canadian subsidiary.  This amount was offset by a $34 tax benefit as a result of the loss in foreign operations.  The $265 tax benefit for the nine months ended September 30, 2006 was primarily related to the foreign entities as there was no tax benefit recorded for the domestic losses, as explained below.

As the Company has no domestic income taxes payable, the recognition of a deferred tax asset would be required for any tax benefit recognized as a result of a current net loss.  However, under SFAS No. 109, Accounting for Income Taxes, the Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of net deferred assets.  However, since the Company has had cumulative losses in recent years in its domestic operations, the Company is unable to support the realizability of domestic deferred tax assets based on forecasted future earnings.  As a result, management has concluded that a full valuation allowance against net domestic deferred tax assets is necessary.  As such, no tax benefit has been recorded for the domestic losses of the Company in the nine months ended September 30, 2006.

9.              Commitments and Contingencies.  Employment Agreements—In December, 2003, the Company entered into a five- year employment agreement, renewable every five years, with the Company’s President and Chief Executive Officer, William H. Channell, Jr.  Mr. Channell, Jr.’s annual salary for 2005 was $760.  Mr. Channell, Jr. is entitled to participate in the Company’s stock plans, the Company’s 401(k) Plan and the Company’s Incentive Bonus Plan.  Additionally, the employment agreement provides for incentive compensation to Mr. Channell, Jr., based upon personal performance objectives and increases in the Company’s market capitalization over a three-year period, to be paid under Mr. Channell, Jr.’s Long-Term Incentive Plan.  Mr. Channell, Jr. is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance and sick leave, in accordance with the Company’s customary practices for senior executive officers.  In the event that the Company were to terminate Mr. Channell, Jr.’s employment without cause (as defined in the agreement), or Mr. Channell, Jr. were to terminate his employment for good reason (also as defined in the agreement and including, without limitation, a change of control of the Company), Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.

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

Taxes—The Federal income tax returns of the Company for the years ended December 31, 1997, 1999, 2000, 2001 and 2002 are currently under examination by the Internal Revenue Service (“IRS”).  As of September 30, 2006, the Company and the IRS have resolved all outstanding issues except for the credit for increasing research and development expenditures.  The amount of the credit under dispute is approximately $500.  As the Company has established a full valuation allowance on the net benefit to be obtained from this credit, the resolution of the research and development tax credit will not have a material adverse impact on the Company’s results of operations or financial position.  In addition, the credit has not been utilized on the Company’s tax returns.  Also, on August 4, 2006 the Company received notification from the IRS that its income tax returns for the years ended December 31, 2003 and 2004 have been selected for examination.  The Company expects that the results of these examinations will not have a material impact on the Company’s results of operations or financial condition.

The Company has accrued sales and use tax assessments for previous years, including interest, from the state of Georgia of $119 and the state of Massachusetts of $15.  The Company expects to pay these amounts in the fourth quarter of 2006.

Bank Guarantees—During the quarter ended September 30, 2006 the Company relocated one of its Australian office and manufacturing facilities.  As part of the relocation the Company incurred certain costs to restore the exited facilities to their original condition.  Subsequent to the end of the quarter the Company’s former landlord drew AUD$240 from the Company’s bank guarantee facility to fund additional restoration costs that the landlord contends the Company is responsible for.  The Company believes the costs cited by the landlord are inappropriate and excessive, and plans to contest the amount drawn from the bank guarantee facility.  Final resolution of this matter is not expected to materially affect the Company’s operating results and working capital.

Termination of Transportation and Logistics Services by Primary Freight Provider for Bushman Tanks Business—As of October 12, 2006, the primary freight provider for the Company’s Bushman water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.   Accordingly, the agreement with the freight provider has been terminated, and Bushman has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman has breached the agreement.  Although the Company does not believe Bushman has breached the terms of the agreement, it has accrued for all amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman or the freight provider may pursue legal action. In addition, as Bushman transitions its transportation and logistics services, the timing of scheduled deliveries may be temporarily pushed out to subsequent periods.  The disruption in transportation and logistics services due to the termination of such services by the former freight provider, the timing of the implementation of the contingency plan for transition of transportation and logistics services, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto could negatively affect the Company’s working capital and results of operations.

Legal Proceedings— Carson Industries LLC v. Channell Commercial Corporation (Calif. Superior Court Case No. BC334759).  For a number of years the Company purchased grade level boxes from Carson Industries LLC (“Carson”) for resale to the Company’s customers.  In 2004, the Company’s customers reported the failure of a number of Carson boxes in the field.  The Company determined that certain boxes sold to the Company by Carson in 2004 and thereafter did not conform to certain specifications.  On June 9, 2005, Carson filed the above-captioned lawsuit against the Company, principally seeking approximately $360 for product sold to the Company but not yet paid for.  On July 26, 2005, the Company cross-complained against Carson for, among other things, breach of contract, breach of express and implied warranties, fraud and intentional interference with contractual relations.

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

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks, for a purchase price of $16,838.  Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide.  The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business was to achieve certain sales and cost reduction targets.  Any amounts paid as contingent consideration were to result in additional goodwill.  Management assessed that an earn out of approximately $760 was earned for achieving the 2005 sales targets as of July 31, 2005, and this amount was accrued as an increase to goodwill during the third quarter of 2005.  In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of March 31, 2006.  Also, under the original agreement, if certain cost reduction targets were to be achieved, the sellers were to receive one-half of the amounts of the cost reductions in the specified cost items.  In the event that the costs incurred for these items exceeded a predetermined threshold, the seller was to be liable to the Company for the amount of the costs exceeding the threshold.  Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill.  During the quarter ended June 30, 2006, the Company and the sellers entered into an agreement that modified the original terms of the contingent consideration.  Pursuant to the agreement, the Company paid approximately $148 to the sellers to settle all current claims between the parties.  The sellers will forgo any additional earn out payments, and the Company will forgo any future warranty claims.  As a result of the settlement agreement, a net amount of $86 was recorded as a reduction to goodwill.  The Company believes that any impact of this agreement will not have a material effect on its financial condition or results of operations.

10.    Related Party Transactions.  In May, 2002, the Company sold its Radio Frequency (“RF”) line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company.  A sale in the amount of $800 was recorded.  RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 was payable in monthly installments through June 30, 2003, bearing interest at 7% per annum.  A revised secured promissory note superseding the previous promissory note with RMS Communications, Inc. and Gary Napolitano personally has been entered into with RMS Communications, Inc. and Gary Napolitano personally.  The revised secured promissory note is dated December 31, 2005 and called for the balance owed to the Company of $206 plus accrued interest of $46 to be paid in monthly installments of $3.5 until the entire amount of the note is paid.  The Company has security interest in the inventory and a personal guarantee from Mr. Napolitano.  A reserve of approximately $118 has been recorded against the receivable as of September 30, 2006 according to the Company’s policy for accounts receivable allowances.  The RF devices purchased from Mr. Napolitano’s firm in 2005 and 2004 approximated $10 and $87, respectively, and were used in the Company’s product lines.  The purchases in 2005 and 2004 did not result in a cash payment to Mr. Napolitano as the amounts were used to reduce the accounts receivable.  The balance owed at September 30, 2006 was $234.  There were no purchases from Mr. Napolitano’s company in the nine months ended September 30, 2006.

The Company has two leases for approximately 261,000 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust, an affiliate of William H. Channell, Sr., the Company’s principal stockholder and Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary.  The term of the lease dated December 22, 1989 (as amended), for 108,000 square feet, expires on December 31, 2015.  The term of the lease dated May 29, 1996, for 153,000 square feet, expires on December 30, 2010 and has a five-year renewal option. Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $1,038 and $1,001 for the nine months ended September 30, 2006 and 2005, respectively.  The Company believes that at the time the leases were entered into, the terms of these leases were no less favorable to the Company than could have been obtained from an independent third party.

In the first nine months of 2006, the Company paid Carolyn Channell $54.  On June 1, 2005, Mrs. Channell was hired as an employee to handle specific insurance matters for the Company.  Prior to being hired as an employee of the Company, Mrs. Channell consulted on insurance matters for the Company.  In the first nine months of 2005, Mrs. Channell was paid $31 for consulting services and received compensation of $19 after becoming an employee.  Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company’s facilities in Dalby, Terang and Adelaide, Australia, are leased from stockholders of the Company.  These stockholders are former owners of Bushman Tanks.  The facilities comprise 74,000 square feet of manufacturing, warehouse and office space.  The lease term on all three facilities is through February 28, 2010 with a five-year renewal option.  The rent expense paid under leases with the stockholders in the nine months ended September 30, 2006 was $228.  The Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases are in excess of fair market value by approximately $27 per year.  Included in liabilities at September 30, 2006 is $147 accrued for purchase accounting related to these unfavorable leases.

11.       Concentrations.  Sales to Verizon of $7,214 in the first nine months of 2006 represented 8.5% of the Company’s sales in the period.  Sales to Verizon of $19,430 in the first nine months of 2005 represented 21.0% of the Company’s sales.

Sales to Verizon of $1,655 in the third quarter of 2006 represented 5.6% of the Company’s sales in the period.  Sales to Verizon of $3,257 in the third quarter of 2005 represented 11.8% of the Company’s sales in the period.

Accounts receivable from Verizon of $993 represented 8.2% of Company accounts receivable at September 30, 2006.  Accounts receivable from Verizon of $307 represented 3.7% of Company accounts receivable at December 31, 2005.

12.       Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  The Company has not recorded a liability for this guarantee.  At September 30, 2006, the outstanding loan balance subject to the guarantee totaled approximately $529.  The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46(R), Consolidation of Variable Interest Entities, since (a) there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan, (b) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (c) William Channell, Sr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

13.       Goodwill and Other Intangible Assets.  The balance of goodwill and intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.

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

Based on the impairment test, as of June 30, 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill related to the Bushman Tanks reporting unit in Australia.  The primary cause for this impairment of goodwill is the decrease in gross margins and operating income, which have been negatively impacted by increasing prices in petroleum-based raw materials and other factors, resulting in revisions of projected future earnings and cash flows.  The fair value of the Bushman Tanks reporting unit was estimated using a combination of valuation techniques, including the discounted cash flow method.  Measurement of the impairment loss is an estimate, and continued increases in raw materials costs in excess of the expectations of management, or other negative events or circumstances, could result in additional impairment of goodwill in future reporting periods.  There was no impairment to the carrying value of goodwill in 2005.

The changes in the carrying amount of goodwill in the Company’s Canadian reporting unit, which is part of the Americas segment, and in its Bushman Tanks reporting unit, which is part of the International segment, are summarized as follows:

	Americas	International
Balance at December 31, 2005	$674	$13,273
Adjustment for final settlement agreement	—	(86)
Impairment of goodwill	—	(4,829)
Effect of foreign currency translation	35	325
Balance at September 30, 2006	$709	$8,683

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

During the quarter ended June 30, 2006, the Company reclassified a nonamortizing indefinite-life trademark intangible asset from goodwill to intangible asset, including the December 31, 2005 amounts for comparative purposes, which resulted in an increase in intangible assets of $657 and $655, a decrease in goodwill of $460 and $459, and an increase in deferred tax liabilities of $197 and $196, as of June 30, 2006 and December 31, 2005, respectively.  The difference in amounts between the two balance sheet dates is because of a difference in the foreign currency translation rate at those dates.  This reclassification occurred in the Bushman reporting unit, which is part of the International segment.

Amortization expense for the nine months ended September 30, 2006 was $130.  The estimated amortization expense based on current intangible balances and the September 30, 2006 foreign currency exchange rates, is $173 per year for the next five fiscal years, and $521 thereafter.

14.       Loan and Security Agreements.  The Company has a Loan and Security Agreement with an asset-based lender in the United States.  This Agreement contains a term loan and a revolving credit facility.  On February 28, 2006, the Loan and Security Agreement was amended, among other things, to extend the term of the loans through March 31, 2007; to eliminate the fixed charge coverage ratio financial covenant; and to reduce the maximum revolver borrowings to $10,000.  The loans under the Loan and Security Agreement are secured by all of the assets of the Company.  The maximum amount available under the revolver is based on the level of certain qualifying assets.  The revolver under this Agreement has a $1,000 sub-limit for letters of credit.  As of September 30, 2006, outstanding letters of credit totaled $986.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Agreement also contains a subjective acceleration clause should the Company come into a default, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  The balance outstanding at September 30, 2006 under the revolving line of credit was $6,161 and under the term loan was $1,178.  The revolving line of credit and the term loan have been classified as a current liability.

Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, which are subsidiaries of the Company, entered into a Loan and Security Agreement with a commercial bank in Australia in August 2004.  Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements.  Channell Bushman Group signed a new Loan and Security Agreement with the bank dated as of April 26, 2006 that amended (and superseded) the Loan and Security Agreement then in place.  That agreement, among other things, revised the financial covenants and increased the maximum borrowings under the revolving credit facility.  Effective August 25, 2006, Channell Bushman Group entered into a new Loan and Security Agreement with the bank that amended and superseded the April 26, 2006 Loan and Security Agreement.  The August 2006 Loan and Security Agreement revised the financial covenants applicable to Channell Bushman Group, but otherwise generally contains the same borrowing limits and other terms and provisions (other than the financial covenants) as the previous Loan and Security Agreement.  As of September 30, 2006, the facilities under the current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD $3,200 that expires in November 2006; a facility to fund future “earn-out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2009; and a master asset finance agreement facility that expires in November 2006.  The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Group.  The Loan and Security Agreement contains various operating covenants that impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  In addition, Channell Bushman Group is required to comply with certain financial covenants relating to sales, gross profit and operating profit.  In addition, the Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as it receives payments from its customers.  The Agreement also contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid.  The aggregate balance outstanding under the revolving line of credit, “earn-out” facility, and capital expenditure facility at September 30, 2006 was $2,117.  As of September 30, 2006, Channell Bushman Group was not in compliance with various financial covenants and has not received a waiver of noncompliance from the bank.  The Company is currently renegotiating the financial covenants under its current Australian Loan and Security Agreement and expects the borrowing limits and the terms other than the financial covenants to generally remain the same.  The Company has not been precluded from drawing on its credit facilities during the negotiation period, however, in the event the Company is not able to successfully renegotiate the financial covenants then the bank may take further action against the Company as described above.  As the renegotiations have not been completed, the Company has reclassified approximately $3.1 million of long-term debt to short-term debt.

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

During the last five years, demand for communications infrastructure equipment has fluctuated dramatically.  At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and enhancing free cash flow to strengthen their balance sheets and pay down debt.  These changes had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in our revenues and contributed to our reported operating losses.

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and the widespread water conservation efforts.  Demand for the Company’s water storage products is also driven by regulatory factors at the local, state, and federal government levels.  Recently, portions of Australia have experienced significant rainfall which, if continued, could negatively affect the sales of the Company’s product.

Within both the communications infrastructure market and water storage market, the historically high price of oil has had a negative impact on the Company’s gross margins.  The products manufactured in both of the markets in which the Company operates are primarily composed of polyethylene resins, which are primarily derived from commodities such as oil and natural gas.  The Company is limited in its ability to pass on incremental price increases to its customers.  Continued commodity price increases would have a negative impact on the Company’s performance.

The Company continues to invest in the development of new communications infrastructure products and water storage tanks and believes that in both markets it has the leading product portfolios in terms of performance and features.

During the latter part of 2005 and in 2006, the Company focused on cost savings while at the same time expanding and diversifying its market opportunities.  The Company measures its success by monitoring net sales and gross margins with a near-term goal of maintaining positive cash flows, while striving to achieve long-term operating profits.  The Company believes that there continue to be long-term growth opportunities within both the communications infrastructure equipment and water tank markets.

The Company’s net sales, gross profit and selling expenses, and any ratio calculated therefrom, as used throughout this report, reflect the correction of the classification of certain shipping costs charged to customers. See Note 1 to the condensed consolidated financial statements included in Item 1, Financial Statements.

Results of Operations

In August of 2004 the Company acquired 75% of the Bushman Tanks business.  Bushman Tanks is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks’ financial results have been consolidated in the Company’s financial statements for the nine months ended September 30, 2006 and September 30, 2005.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Comparison of the Nine Months Ended September 30, 2006 with the Nine Months Ended September 30, 2005

Net Sales.  Net sales in the first nine months of 2006 were $84.5 million, a decrease of $8.2 million or 8.8% compared to the first nine months of 2005.  The decrease is due to lower demand from the Company’s Americas telecom and cable customers.

Americas net sales were $46.9 million in the first nine months of 2006, a decrease of $7.9 million or 14.4% over the same period in 2005.  The decrease was due primarily to lower volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $37.6 million in the first nine months of 2006, a decrease of $0.3 million or 1.0% over the same period in 2005.

During the first nine months of 2006, there were no customers that represented over 10% of the Company’s sales.  Sales to Verizon of $19.4 million in the first nine months of 2005 represented 21.0% of the Company’s sales.

Gross Profit.  Gross profit in the first nine months of 2006 was $27.1 million, a decrease of $1.5 million or 5.2% compared to the first nine months of 2005.  The decrease was primarily due to a lower gross profit percentage in the International segment.  Gross profit dollars in the Americas segment increased $0.3 million from $14.9 million in the first nine months of 2005 to $15.2 million in the first nine months of 2006.  Gross profit of $11.9 million in the first nine months of 2006 in the International segment was $1.8 million lower than in the 2005 period.

As a percentage of net sales, gross profit increased from 30.8% in the first nine months of 2005 to 32.1% in the first nine months of 2006.  The increase is primarily due to a higher gross profit percentage in the Americas segment from 27.2% in the first nine months of 2005 to 32.4% in the first nine months of 2006.  This increase is primarily due to a more favorable product mix.  Offsetting the increase in the Americas segment was a decrease in the gross profit percentage in the International segment from 36.2% in the first nine months of 2005 to 31.7% in the first nine months of 2006.  This decrease was primarily due to higher raw material costs related to increased commodity prices, and to a lesser extent, labor costs due to overtime associated with the local move of one of the Australian manufacturing operations to a new facility.

Selling.  Selling expenses were $16.8 million in the first nine months of 2006, a decrease of $0.3 million or 1.8% from the first nine months of 2005.

As a percentage of net sales, selling expense increased from 18.5% in the 2005 period to 19.9% in the 2006 period.  The higher percentage is primarily due to increase in freight costs in both the Americas and International segments due to fuel surcharges in addition to inefficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $8.9 million in the first nine months of 2006, an increase of $0.9 million or 11.3% from the first nine months of 2005.  The increase is due primarily to stock-based compensation expense of $0.3 million, accrued severance expenses, and other various expenses.

As a percentage of net sales, general and administrative expense increased from 8.6% in the 2005 period to 10.5% in the 2006 period.  The increase is due to the decreased sales level without a proportional decrease in general and administrative costs that are relatively fixed in nature.

Research and Development.  Research and development expenses were $1.9 million in the first nine months of 2006, a decrease of $0.3 million or 13.6% from the first nine months of 2005.  Spending on new product development programs was slightly less than the previous year.

As a percentage of net sales, research and development expenses decreased from 2.4% in the first nine months of 2005 to 2.2% in the first nine months of 2006.

Impairment of Goodwill.  Goodwill impairment expense was $4,829 in the first nine months of 2006 compared to no impairment in the same 2005 period.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases. The valuation methodology is summarized in Note 13 to the Condensed Consolidated Financial Statements.

Income (Loss) from Operations.  As a result of the items discussed above, income (loss) from operations was ($5.3) million in the first nine months of 2006 compared to income from operations of $1.2 million in the first nine months of 2005.  Operating margin as a percent of sales was (6.2%) in the 2006 period compared to 1.3% in the 2005 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.5 million in the first nine months of 2006 and $0.3 million in the first nine months of 2005.

Income Taxes.  There was an income tax benefit of $0.3 million in the first nine months of 2006 compared to an income tax benefit of $0.2 million in the first nine months of 2005.  The effective tax rate was 4.6% in the first nine months of 2006 and (25.6%) for the same period in 2005.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax benefit recorded in the current year was a result of the loss in foreign operations.  The largest impact to foreign income or loss in the current year was $4,829 related to the impairment of goodwill, which is a non-deductible item for determining income taxes.  The tax benefit recorded in 2005 was the result of a net operating loss carry-forward for tax purposes in the domestic tax entity, along with the tax benefits for tax losses generated from foreign subsidiaries.

Comparison of the Three Months Ended September 30, 2006 with the Three Months Ended September 30, 2005

Net Sales.  Net sales in the third quarter of 2006 were $29.4 million, an increase of $1.9 million or 6.9% compared to the third quarter of 2005.  The increase is due to higher product volume in both the Americas and International segments.

Americas net sales were $15.7 million in the third quarter of 2006, an increase of $0.7 million or 4.7% compared to the same period in 2005.  The increase was due primarily to higher sales to the Company’s cable service provider customers that offset the lower sales to Verizon.  Sales to large customers fluctuate period to period based on the status of such customers’ infrastructure projects, and therefore are difficult to predict.

International net sales were $13.7 million in the third quarter of 2006, an increase of $1.2 million or 9.6% compared to the same period in 2005.  The increase is due to increased product volume due to higher demand of water related products.

During the third quarter of 2006, no customers represented over 10% of sales.  Sales to Verizon of $3.3 million in the third quarter of 2005 represented 11.8% of the Company’s sales.

Gross Profit.  Gross profit in the third quarter of 2006 was $9.2 million, an increase of $2.0 million or 27.8% compared to the third quarter of 2005.  The increase was primarily due to increased sales volume in the Americas segment and a more favorable product mix.  Gross profit dollars in the Americas segment increased $2.1 million from $2.9 million in the third quarter of 2005 to $5.0 million in the third quarter of 2006.  Gross profit of $4.2 million in the third quarter of 2006 in the International segment was unchanged compared to the third quarter of 2005.

As a percentage of net sales, gross profit increased from 26.1% in the third quarter of 2005 to 31.3% in the third quarter of 2006.  The increase is primarily due to a higher gross profit percentage in the Americas segment from 19.6% in the third quarter of 2005 to 31.7% in the third quarter of 2006.  This increase is primarily due to a stronger mix of the higher margin enclosure product line in the Americas segment.  Offsetting the increase in the Americas segment was a decrease in the gross profit percentage in the International segment from 33.9% in the third quarter of 2005 to 30.9% in the third quarter of 2006.  This decrease is primarily due to higher raw material cost related to higher oil prices.

Selling.  Selling expenses were $5.7 million in the third quarter of 2006, a decrease of $0.1 million or 1.0% from the third quarter of 2005.

As a percentage of net sales, selling expenses decreased from 21.1% in the 2005 period to 19.6% in the 2006 period.  The lower percentage is primarily due to a reduction in the selling expenses in the Americas segment as a result of the cost cutting initiatives that were implemented in late 2005 and early 2006.

General and Administrative.  General and administrative expenses were $2.7 million in the third quarter of 2006, an increase of $0.3 million or 12.5% from the third quarter of 2005.  The increase is due primarily to stock-based compensation expense of $0.1 million and additional personnel costs.

As a percentage of net sales, general and administrative expenses increased from 8.8% in the 2005 period to 9.2% in the 2006 period.

Research and Development.  Research and development expenses remained the same at $0.7 million in the third quarter of 2006 and in the same period of 2005.

As a percentage of net sales, research and development expenses decreased from 2.5% in the third quarter of 2005 to 2.2% in the third quarter 2006.

Income (Loss) from Operations.  As a result of the items discussed above, income (loss) from operations was $0.1 million in the third quarter of 2006 compared to ($1.7) million in the third quarter of 2005.  Operating margin as a percent of sales was 0.3% in the 2006 period compared to (6.3%) in the 2005 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.2 million in the third quarter of 2006 and $0.1 million in the third quarter of 2005.

Income Taxes.  There was an income tax expense of $0.01million in the third quarter of 2006 compared to an income tax benefit of $1.2 million in the third quarter of 2005.  The effective tax rate was (10.4%) in the third quarter of 2006 and 63.2% for the same period in 2005.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the US.  The tax expense recorded in the third quarter of the current year was a result of an adjustment of $47 associated with the true up of the tax provision and the deferred tax balances for the 2005 tax filing of the Canadian subsidiary.  This amount was offset by a $34 tax benefit as a result of the loss in foreign operations.  The 2005 tax rate benefited from the use of net operating loss carryforwards.

Liquidity and Capital Resources

Net cash used in operating activities was ($3.4) million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $2.9 million in same period ended 2005.  The cash used in operating activities in

2006 is primarily due to an increase in accounts receivable and inventories of $3.9 million, an increase in the income tax receivable of $1.3 million, and a decrease in accounts payable and accrued expenses of $0.7 million.  The increase in accounts receivable and inventories is due to the increased volume of activity at the end of the current period compared to the end of the same period in 2005.  The use of cash in operating activities described above was partially offset by approximately $7.0 million in non-cash deductions, including depreciation and goodwill impairment.

Net cash used in investing activities was ($1.6) million for the nine months ended September 30, 2006, compared to ($3.9) million in the 2005 period.  The decrease in 2006 is due to a decrease in the acquisition of property and equipment resulting from the Company’s efforts to reduce non-critical cash expenditures in the 2006 period.

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2006, compared to net cash used in financing activities of ($1.0) million in the same period of 2005.  The increase is due to additional borrowings under the Company’s credit facilities needed to fund operations in the 2006 period.

Cash and cash equivalents on September 30, 2006 were $3.4 million, compared to $3.1 million at December 2005.

Net accounts receivable increased to $12.1 million at September 30, 2006 from $8.3 million at December 31, 2005.  In terms of days sales outstanding, accounts receivable increased from 32 days at December 31, 2005 to 37 days at September 30, 2006.  The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the third quarter in 2006 as compared to 2005.

Inventories increased to $12.2 million at September 30, 2006 from $11.4 million at December 31, 2005.  Days inventory decreased from 60 days at December 31, 2005 to 54 days at September 30, 2006.

Accounts payable decreased from $8.7 million at December 31, 2005 to $8.6 million at September 30, 2006.  Days payables were 46 days at December 31, 2005 and 38 days at September 30, 2006.

The Company is actively managing expenditures for capital assets and working capital requirements to reduce cash needs for 2006 and beyond.  The Company has reduced most expenditures for capital assets to purchases for projects that will provide positive long-term cash flow.  In addition, the Company is pursuing market opportunities and designing products that will consume idle or slow moving inventory to further reduce the need for current and long-term cash flow.  The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 14 will be sufficient to fund the Company’s capital expenditure and working capital requirements through 2007.

The Company’s U.S. Loan and Security Agreement expires on March 31, 2007.  The Company believes that it will be able to extend the agreement through the end of 2007.

As of September 30, 2006 the Company’s Australian operations were not in compliance with various financial covenants under its Australian Loan and Security Agreement.  A waiver of noncompliance has not been issued by the lender.  The Company is currently renegotiating the financial covenants under that Agreement and expects the borrowing limits and terms other than the financial covenants to generally remain the same.  The Company has not been precluded from drawing on its credit facilities during the negotiation period, however, in the event the Company is not able to successfully renegotiate the financial covenants then the bank may take further action against the Company as described in Note 14.  Accordingly, related borrowings are classified as current liabilities as of September 30, 2006.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At September 30, 2006, the outstanding loan balance subject to the guarantee totaled $529,000.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent Annual Report on Form 10-K have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies.  Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies.  Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, income taxes and impairment of goodwill and other long-lived assets.  These policies require that the Company make estimates in the preparation of its financial statements as of a given date.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that has been extended through March 31, 2007.  The agreement contains a term loan and a revolving line of credit.  In August 2004, the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains a term loan that expires in July 2009, a revolving line of credit that expires in November 2006, an “earn-out” facility that expires in July 2008, a capital expenditure facility that expires in July 2009 and a master asset finance agreement facility that expires in November 2006.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $0.03 million per quarter.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of September 30, 2006, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective because of the material weaknesses described below.

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

During the first nine months of 2006, the Company identified and gathered the necessary financial information and set up a procedure to accurately prepare and review its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision.  The Company has also engaged additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income tax provision as well as general accounting matters.

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

During the first nine months of 2006, the Company has continued to employ many of the same accounting personnel involved with the 2005 fiscal year financial statements.  The current staff has been trained with regard to the accounting for the workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

The Company is in the process of remediating the deficiencies in the design of its internal controls to address the material weaknesses in its accounting for income taxes, the workers’ compensation liability and the unvouchered accounts payable balance.  However, the Company has not yet tested the effectiveness of these remediated controls.

In addition, the Company’s subsidiary, Bushman Tanks, was previously a closely held, family run business with mostly manual controls in place.  During the process of assessing the status of the internal control infrastructure, the Company has identified significant deficiencies in internal controls that rise to the level of “material weaknesses” in the revenue and purchasing cycles.

Due to the material weaknesses described above, the Company’s management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Quarterly Report on Form 10-Q, to ensure the Company’s consolidated financial statements are in accordance with accounting principles generally accepted in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report, fairly present in all material respects, the Company’s financial condition, results of operations, and cash flows for all periods presented.

Changes in Internal Control Over Financial Reporting

As disclosed in the Company’s report on Form 10-Q for the quarter ended June 30, 2006, the Company’s Chief Financial Officer, Jerry Collazo, resigned in August 2006.  The Board of Directors of the Company appointed a new Chief Financial Officer, Patrick E. McCready, as announced in the Company’s Form 8-K filed on September 8, 2006.

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

Termination of Transportation and Logistics Services by Primary Freight Provider for Bushman Tanks Business—As of October 12, 2006, the primary freight provider for our Bushman water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.  Accordingly, the agreement with the freight provider has been terminated, and Bushman has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman has breached the agreement.  Although we do not believe Bushman has breached the terms of the agreement, we have accrued for all amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman or the freight provider may pursue legal action. In addition, as Bushman transitions its transportation and logistics services, the timing of scheduled deliveries may be temporarily pushed out to subsequent periods.  The disruption in transportation and logistics services due to the termination of such services by the former freight provider, the timing of the implementation of our contingency plan for transition of transportation and logistics services, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto could negatively affect our working capital and results of operations.

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

10.6	Loan and Security Agreement dated October 24, 2003 by and between Channell Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.1)(11)
10.7	Loan and Security Agreement dated August 2, 2004 by and between Channell Bushman Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.2)(11)
10.8	Loan and Security Agreement dated August 2, 2004 by and between Channell Pty Ltd and National Australia Bank Ltd (Exhibit 10.3.3)(11)
10.9	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd (Exhibit 10.3.4)(11)
10.10*	Employment Agreement dated July 8, 1996 between the Company and William H. Channell, Sr. (Exhibit 10.8)(1)
10.11*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (Exhibit 10.10)(1)
10.12	Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr.), as amended (Exhibit 10.11)(1)
10.13	Lease dated May 29, 1996 between the Company and the Channell Family Trust (Exhibit 10.12)(1)
10.14	Lease dated October 26, 2000 between the Company and Belston Developments Inc. (Exhibit 10.15)(4)
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
10.27

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(16)

10.28

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(16)

10.29

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among Channell Commercial Corporation, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(18)

10.30

Loan and Security Agreement dated as of December 1, 2005, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, Channell Pty Ltd, certain other subsidiaries of the Company and National Australia Bank Ltd (Exhibit 10.30)(19)

10.31

Loan and Security Agreement dated April 26, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.31)(19)

10.32	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd (Exhibit 10.32)(20)
10.33*	Employment Letter dated August 31, 2006 between the Company and Patrick E. McCready (Exhibit 10.1)(21)
10.34

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(22)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)
21	Subsidiaries of the Company (Exhibit 21)(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(23)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(23)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(23)

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

(20)                            Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.

(21)                            Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.

(22)                            Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.

(23)                            Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2006

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)