Form 10-K
period 2006-12-31
CHANNELL COMMERCIAL CORP
filed 2007-04-02
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                    to

Commission File Number  0-28582

CHANNELL COMMERCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2453261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26040 Ynez Road, Temecula, CA  92591

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (951)  719-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

On March 27, 2007, the registrant had 9,543,584 shares of Common Stock outstanding with a par value of $.01 per share.  The aggregate market value of the 4,741,783 shares held by non-affiliates of the registrant was $15,647,884 computed by reference to the price at which the shares were last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders.

i

PART I

Item 1. Business.

Background

Channell Commercial Corporation (the “Company”) was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation.  The Company’s executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (951) 719-2600.

General

The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper VoIP termination and connectorization products, fiber optic cable management systems for fiber to the premises (“FTTP”) networks, and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant” “local loop” or “last mile” that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

The Company also designs, manufactures and markets polyethylene water tanks for rural and residential markets in Australia.  The Company’s primary product line of rotational molded tanks is used in the agricultural sector where water shortages require storage of rain and ground water.  The Company also markets a range of water storage tanks for use in residential and rural-residential markets.  The Company’s water tank business operates out of six leased facilities in Australia.  The facilities are located in New South Wales (2), Queensland (2), Victoria and South Australia.

The Company entered the Australian water storage tank market in August 2004 with the acquisition of Bushman Tanks.  Bushman Tanks is Australia’s largest manufacturer and distributor of rotational molded polyethylene water storage tanks.

The Company’s enclosure product line accounted for 46%, 44%, and 59% of the Company’s net sales in 2006, 2005 and 2004, respectively.  The Company diversified its business with the acquisition of Bushman Tanks in 2004.  The Company’s water related products product line accounted for 45% of the Company’s net sales in 2006 and 48% of the Company’s net sales in 2005.  The Company had long-lived assets in Australia with a book value of $6.8 million, $5.3 million and $5.5 million at December 31, 2006, 2005 and 2004, respectively.  For financial segment and geographic information, see Note N to the Company’s Consolidated Financial Statements included herein.

Industry

The Company serves customers primarily in two industries, the global telecommunications industry and the Australian water storage tank industry.

In the telecommunications industry, CATV/broadband and local telephone operators are building, rebuilding or upgrading signal delivery networks around the world.  These networks are designed to deliver video, voice and/or data transmissions to individual residences and businesses.  Operators deploy a variety of network technologies and architectures, such as HFC, VoIP, DLC, ADSL and FTTP (see “Glossary of Terms”) to carry broadband and narrowband signals.  These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics.  Many of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

As critical components of the outside plant, enclosure products provide (i) environmental and vandalism protection, (ii) ready access for technicians who maintain and manage the outside plant and (iii) in some cases, dissipation of heat generated by the active electronic hardware.  CATV/broadband and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the distributed network elements is likely to disrupt communications services.  Connectivity products provide critical broadband data-rated connection points which support cost effective service deployment and ensure signal integrity is maintained throughout the network.

The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV/broadband network operators and local telephone companies.  For example, broadband networks are being upgraded and prepared for advanced two-way services such as high-speed Internet access via cable modems, traditional wireline telephony and xDSL transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line (“DSL”) technologies, which utilize installed copper wires for broadband services.  These “local loop” copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for data-rated fully sealed outside plant facilities in order to sustain network reliability and longevity.   Local telephone service providers are also employing various FTTP technologies to deliver higher bandwidth services to customers.  FTTP utilizes outside plant enclosures to protect the networks, as well as fiber cable management devices, both of which are manufactured by the Company.  Similar architectures are deployed world-wide which utilize multiple configurations of enclosure and connectivity products.

In the Australian water storage tank industry, consumers utilize plastic, steel or concrete tanks for the storage of water.  Australia has an arid climate with limited water resources.  The combination of a growing population, a movement of people away from urban areas and limited rainfall has resulted in water shortages in most geographic areas.  Water storage tanks are used to store rain and ground water in residential and commercial properties.  The water is used for outside the home purposes such as gardening, pumped into the home for non-potable uses such as washing machines and toilets and may often be used as a source of drinking water.  Local, state and national governments have implemented several regulations intended to conserve water.  These include restrictions on the use of potable water and requirements to install water storage tanks or other conservancy products in new residential dwellings in selected areas.

Business Strategy

The Company’s strategy is to capitalize on its established customer relationships, broadband strength and core capabilities in the design and manufacture of thermoplastic products, metal products and connectivity products.

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

The Company has invested in the development of a broad range of products designed specifically for telecom applications. These include connectivity and enclosure products for xDSL and FTTP based networks.  The Company has successfully marketed its traditional broadband products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services.  The Company will continue to target this market for growth, both with telephone network operators and with major system original equipment manufacturers (“OEMs”).

Expand International Presence in Communications Industry.  Management believes international markets offer significant opportunities for increased sales to both broadband and telephone companies. The Company’s principal international markets currently include Canada, Mexico, South Asia, the Pacific Rim, the Middle East, Africa and Europe.  Trends expected to result in international growth opportunities include the on-going deregulation and privatization of telecommunications in many nations around the world and the focus of numerous countries on building, expanding and enhancing their communications systems to deliver broadband services in order to participate fully in the information-based global economy.  The Company will concentrate on expansion in international markets that are characterized by deregulation or privatization of telecommunications and by the availability of capital for the construction of signal delivery networks.

Develop New Products and Enter New Markets.  The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers.  Innovative products offered by the Company include its MAH Series™ free-breathing telephony enclosures, GLBTM  grade level box sub-surface enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures.  The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. and international patent protection.  The Company’s products are designed to improve the performance of its customers’ outside plant systems.  The Company has a proven record in designing, developing and manufacturing “next generation” products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.  The Company also believes its core capabilities are applicable to markets outside the telecommunications industry.

The Company is expanding its product offering of water storage tanks to include smaller tanks designed primarily for the residential markets in Australia.  The Company’s principal customers are currently in rural areas.  However, due to various water restrictions and government rebates, more industry growth is projected for the urban markets.  The Company continues to develop innovative products to expand its presence in both the residential and rural-residential markets of Australia.  The Company also plans to pursue water storage tank markets in the Americas segment.

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

Copper Connectivity.  The Company is a designer and manufacturer of innovative copper wire connectivity devices.  The Company’s Insulation Displacement Connector (“IDC”) technology provides advanced “tool-less” termination systems for copper wires, the predominant medium used in the “Last Mile” and in-building premises distribution for telephone services worldwide.  These proprietary IDC products environmentally seal network termination points with a high level of reliability.  The Company’s Mini-Rocker™ line of copper connectivity modules, blocks and accessories offer environmentally sealed and Cat-5 data rated IDC tool-less circuit installation and have been accepted as a universal connectivity platform for network applications worldwide, including xDSL and VoIP services.

Fiber Optic Products.  The Company offers a range of fiber optic cable management products designed for use in telephone and broadband networks.  These products are particularly well suited for both HFC and FTTP network architectures.  Fiber optic electronic enclosures house optical electronics, power supplies and cables.  The Company’s fiber optic splice cases are used for organizing, managing and protecting the connection points between separate lengths of fiber optic cable in the outside plant network.  Fiber optic cable assemblies and interconnect hardware are used to connect fiber optic electronics and fiber optic cables primarily for in-building applications.  All of these products are designed and manufactured by the Company and marketed worldwide.

Grade Level Boxes.  The Company is a designer and supplier of grade level boxes used for sub-surface network access.  Storage of underground cables, irrigation valves, and power utility distribution points represent some of the leading cross industry applications.  A series of these products has been designed specifically for, and such products are widely deployed in, FTTP networks.

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

Water Products.  The Company offers a range of water tank products for the storage of potable and non-potable water.  These products typically store rain water collected from the roofs of homes or other buildings or water pumped from underground wells.  These products are primarily used by residential homes, agricultural properties and commercial buildings.  Accessory products for these water tanks include filtration systems, connection devices and pumps.

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

Internal sales/customer service departments administer and schedule incoming orders, handle requests for product enhancements and service inquiries and support the Company’s direct sales force. These departments maintain direct communications with customers and the Company’s field sales and operations personnel.

By engaging in public relations activities, product literature development, market research and advertising, the marketing department also promotes and positions the Company within both domestic and international markets.  The Company regularly attends, participates and exhibits its products at industry trade shows and conferences within domestic and international markets throughout the year.

Specific to the Company’s water tank products, the Company uses a network of agents and distributors to market its products in addition to using a direct sales force.

The Company participates in agricultural field days in Australia to market water storage products.  Agricultural field days are held in most rural areas once or twice per year and are used by rural customers to purchase a variety of hardware products by attending a single event.  The Company also uses radio and television advertising to promote its water storage tank products throughout Australia.

Manufacturing Operations

The Company’s vertically integrated manufacturing operations enable the Company to control each step in the manufacturing process, including product design and engineering; design and production of many of its own dies, tools, molds and fixtures.  The vertically integrated manufacturing operations apply to both the communications equipment and water product lines.

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

The Company’s manufacturing, distribution and office facilities as of December 31, 2006, include approximately 371,000 square feet used in the Americas segment, net of 53,000 square feet the Company sub-leases, and 145,000 square feet used by the International segment.

Product Development and Engineering

The Company’s product development and engineering staff has designed and tested the Company’s products and has developed core competencies in telecommunications outside plant and water storage products. As a direct result, the Company has been able to develop a broad series of superior products designed to meet the specific needs of customers.  Distinguishing characteristics of the Company’s products include:

•                  Advanced mechanical innovations providing unique application-specific performance and feature sets;

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

•                  Underground water storage products; and

•                  A complete line of water storage accessories products, including filtration, pumps and connection devices.

The Company’s product development approach is applications-based and customer driven.  A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing.  The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process.  The Company spent $2.2 million in 2006, $2.4 million in 2005, and $2.1 million in 2004 on research and development.

Customers and Backlog

The Company sells its telecommunications related products directly to broadband operators and telephone companies throughout the world, principally within developed nations.  The Company sells its products to OEMs on a global basis.  The Company sells its water storage products in Australia directly to end users as well as to retailers, wholesalers, distributors and agents.  During 2006, the Company’s five largest customers accounted for 29.4% of total net sales. In 2006, the Company’s five largest customers by sales in the United States were Verizon, Comcast, Time Warner, Cox, and Bright House Networks.  Verizon accounted for slightly less than 10% of the Company’s net sales for 2006 and 17.2% of the Company’s net sales for 2005.  In international markets, the Company’s five largest customers in 2006 by sales were Telstra (Australia), British Telecom (UK), Shaw (Canada), Rogers (Canada), and Middendorp Electric (Australia).

The Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are primarily dependent upon orders booked and products shipped in the quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company’s products.  Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace.  From fiscal period to fiscal period, significant changes in the level of purchases of the Company’s products by specific customers can and do result from this periodic assessment.  Customers of water products in Australia are typically individual users that may keep their product for several years before making a repeat purchase, as well as distributors that buy in quantity and market the Company’s products.

Intellectual Property

The Company owns substantially all of the patents and other technology employed by it in the manufacture and design of its products.  The Company’s patents, which expire through the year 2024, cover various aspects of the Company’s products.  In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products.

Management does not believe any single patent or other intellectual property right is material to the Company’s success as a whole.  The Company maintains an intellectual property protection program designed to preserve its intellectual property assets.

Competition

Telecommunications.  The telecommunications industry is highly competitive.  The Company’s competitors include companies that are much larger than the Company, such as Tyco, 3M, Emerson, and Corning, in addition to competitors similar in size to the Company such as Carson Industries.  The Company believes its competitive advantages include its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations.

Management believes the principal competitive factors in the telecommunications equipment market are customer service, new product development capabilities, price, product availability, and product performance.

Competitive price pressures are common in the industry.  In the past, the Company has responded effectively to competition with cost controls through vertical integration utilizing advanced manufacturing techniques, cost-effective product designs and material selection, and an aggressive procurement approach.

In the past, certain of the Company’s telecommunications customers have required relatively lengthy field testing of new products prior to purchasing such products in quantity.  While field testing can delay the introduction of new products, it can also act as a competitive advantage for those products tested and approved.

Water Storage.  The water storage products industry in Australia is characterized by a few large competitors, including Hills Industries, Nylex and Clark Tanks, and a high number of smaller, regional competitors.  The Company believes its competitive advantages include its high-volume production capacity, manufacturing expertise, product design, marketing and sales expertise and its nationwide coverage.

Management believes that the principal competitive factors in the water storage industry are product quality, manufacturing capacity, and geographic location for logistics support, technical support and customer service.  The multiple manufacturing plant locations, combined with urban distribution centers, provide nationwide market coverage in the industry.

Competitive price pressures are prevalent in this industry.  The Company has responded to these with ongoing process improvements, design optimization and targeted procurement programs.  More recently, the high demand for products nationwide and the resultant long lead times experienced by most producers has eased some of the pricing pressures.  In recent years, Australia has been experiencing a severe drought, which has fueled demand among customers.

The existing customer base is widely dispersed throughout the rural market areas.  Promotion and awareness of the Company’s products and services is strongly reinforced.  Long-term direct marketing programs, including media advertising, radio and television, and high profile promotion at exhibitions, have been developed by the Company over many years.  These marketing programs have established strong brand equity, which creates a competitive advantage in several significant market areas.

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

Most plastic resins are purchased under individual purchase orders based on price and availability at the time of order.  Neoprene rubbers are manufactured using the Company’s proprietary formulas.  Metal products are supplied in standard stock shapes, coils and custom roll forms.

The Company also relies on certain other manufacturers to supply products that complement the Company’s own product line, such as grade level boxes.  The Company believes there are multiple sources of supply for these products.

Employees

As of December 31, 2006, the Company employed 568 people, of whom 71 were in sales, 419 were in manufacturing operations, 21 were in research and development and 57 were in administration.  The Americas segment includes 345 employees and the International segment includes 223 employees.  The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development.  None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

Regulation

The telecommunications industry is subject to regulations in the United States and other countries.  Federal and state regulatory agencies regulate most of the Company’s domestic customers.  On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996 that the President signed into law on February 8, 1996.  The Tele-communications Act lifted certain restrictions on the ability of companies, including RBOCs and other customers of the Company, to compete with one another and generally reduced the regulation of the communications industry.

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

The water storage products industry in Australia is also subject to regulation.  National, state and local regulatory agencies regulate and in some cases mandate the use of water storage products to conserve water usage.  Examples include restrictions on the use of potable water for gardening, the washing of cars and other non-essential uses.  In addition, several agencies have offered rebates to those who purchase water storage products to conserve water.  Most recently, government agencies have mandated that new residential dwellings in the states of New South Wales and Victoria require a water conservation device such as a water storage tank.  The city of Sydney is located in New South Wales and the city of Melbourne is located in Victoria.  The effect of these regulations has been to increase the demand for water storage tanks in Australia.  However, there can be no guarantee that these regulations and rebates will remain in existence.

Item 1A. Risk Factors.

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

Risk Factors

The industries in which we operate are subject to obsolescence and technological change, which could adversely affect our sales.  The communications industry is in a state of rapid technological change.  The introduction of new technologies, network architectures or changes in industry standards can render our existing products or products under development obsolete or unmarketable, which could adversely affect our sales.  For example, satellite, wireless and other communication technologies under development or currently being deployed may represent a threat to copper, coaxial and fiber optic-based systems by reducing the need for wire-line networks.  Our growth strategies are designed, in part, to take advantage of opportunities that we believe are emerging as a result of the development of enhanced voice, video, data and other transmission networks and high-speed Internet access in the telecommunications industry.  Reductions in demand resulting from these emerging trends or failure of our products to continue to receive market acceptance could adversely affect our sales.

A significant reduction in new product development could negatively affect our business and results of operations.  A significant factor in our ability to grow and remain competitive will be our ability to anticipate changes in technology, industry standards and customer preferences, and to successfully develop and introduce new products on a timely basis.  New product development often requires long-term forecasting of market trends, development and implementation of new designs and processes, and substantial capital commitment.  Trends toward consolidation of the communications industry and convergence of technologies may require us to quickly adapt to rapidly changing market conditions and customer requirements.  Trends in consumer preferences in Australia for the aesthetic design and other attributes of water storage tanks may require us to redesign or develop new water tanks and accessory products.

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

We are dependent on a small number of customers for a significant percentage of sales.  The telecommunications industry is the largest industry in which we operate and is highly concentrated. A relatively small number of customers account for a large percentage of our available market.  Consequently, our five largest customers accounted for 29.4% and 33.6% of our total net sales in 2006 and 2005, respectively.  Verizon accounted for slightly less than 10% of our total net sales in 2006 and 17.2% of our total net sales in 2005.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of our customer base, but also from time to time delay customers’ capital expenditures as newly merged service providers consolidate operations.  In the event one of our major customers was to terminate purchases of our products, our operating results would be adversely affected.

A significant reduction in capital spending patterns of telecommunications industry service providers could adversely affect our results of operations.  Although we diversified our business with the acquisition of Bushman Tanks, we expect that sales to the telecommunications industry will continue to represent a substantial portion of our total sales.  Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, our sales and results of operations, are affected by a variety of factors, including general economic conditions, access by service providers to financing, government regulation of service providers, demand for services and developments in the telecommunications technology.  While the industry generally experienced substantial growth in the late 1990’s, since 2001 the telecommunications equipment industry has been materially adversely affected by service providers’ reductions of their overall capital expenditures.

Our success is dependent upon continued demand by the communications industry for products used in signal transmission systems, which may be affected by factors beyond our control, including the convergence of video, voice, and data transmission systems occurring within the broadband and telephone markets, continuing consolidation of companies within those markets and the provision of Internet access, and other bandwidth intensive services, by broadband operators and local telephone companies.  A reduction in demand for products used in signal transmission systems could adversely affect our sales and results of operations.

We operate with a relatively small backlog amount, and accordingly, any change in customer buying patterns may adversely affect our results of operations.  Our customers typically require prompt shipment of our products within a narrow timeframe.  As a result, we have historically operated with a relatively small backlog.  Sales and operating results in any quarter are principally dependent upon orders booked and products shipped in that quarter.  Further, our customers generally do not enter into long-term supply contracts providing for future purchase commitments for our products.  These factors, when combined with our operating leverage and the need to incur certain capital expenditures and expenses, in part based upon the expectation of future sales, may place our operating results at risk to changing customer buying patterns.  If sales levels in a particular period do not coincide with our expectations, operating results for that period may be materially and adversely affected.

Increases in raw materials prices may cause our results of operations to suffer.  Our cost of sales, gross margins and results of operations have been and may continue to be materially affected by increases in the market prices of the raw materials used in our manufacturing processes.  In particular, the products we manufacture for sale in both our communications infrastructure market and our water storage market are primarily composed of polyethylene resins, which are derived from petroleum-based commodities.  The increasing price of these commodities has significantly increased our raw materials cost within these markets and, as a result, has significantly reduced our gross margins.

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

Disruptions or delays in obtaining certain components of our products could disrupt the manufacture of our products and cause our sales and results of operations to suffer.  In order to position ourselves as a full-line product supplier, we rely on certain manufacturers to supply products, including major subcomponents that complement the products manufactured by us. Although we believe there are multiple sources of supply for these products, disruptions or delays in the supply of such products could have a material adverse effect on sales of our own products, which, in turn, could negatively affect our results of operations.

Increases in the cost, and interruption in the availability, of energy may adversely impact our sales and result of operations.  Our cost of sales may be materially affected by increases in the market prices of electricity, natural gas and water used in our manufacturing processes.  California is the site of our largest manufacturing operation.  The energy costs of California manufacturing firms may increase.  There exists the possibility of interruption(s) in the supply of energy to California’s manufacturing firms.  There can be no assurance that our energy costs can be passed on to our customers through increases in product prices.  Further, disruptions or delays in the supply of electricity, natural gas and water to us could have a material adverse effect on sales of our products.

If we are unable to amend our existing credit agreements or enter into new credit agreements on favorable terms, or at all, our liquidity may be adversely affected.  Our primary existing domestic and international credit facilities expire in the first half of 2007.  We are currently engaged in ongoing discussions with our lenders under those credit facilities. Based on these discussions, we expect to be able to amend our existing agreements with those lenders, or enter into new agreements with those lenders, providing for an extension of the maturity of those facilities beyond current maturities or providing for new facilities to extend beyond current maturities.  However, we cannot provide assurance that we will be able to amend those agreements or enter into new agreements providing for credit facilities extending beyond current maturities. In addition, even if we are able to amend those agreements or enter into new agreements, we may not be able to do so on terms comparable to our current terms, or terms that are otherwise favorable to us. If we are unable to renew or amend these agreements on favorable terms, or at all, our ability to fund our future operations, make capital expenditures and maintain adequate working capital may be adversely affected.

We may not be successful in identifying and acquiring suitable acquisition targets and integrating acquired companies.  There can be no assurance that we will be able to identify and acquire attractive acquisition candidates.  In the event of an acquisition by us, we cannot provide assurance that we will profitably manage any of the acquired businesses or successfully integrate such acquired businesses into our business without substantial costs, delays or other problems.  Acquisitions involve a number of special risks, including, but not limited to, adverse short-term effects on our reported financial condition or results of operations, diversion of management’s attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition or results of operations.

For example, we acquired Bushman Tanks in August 2004, and the integration of that business has been ongoing since the acquisition.  The successful integration of this business into our business has required, among other things, the retention of key personnel, the implementation of the Oracle information system used by all of our other businesses, the implementation of financial accounting and internal controls required by all U.S. publicly-owned corporations, the time and attention of our executive management, the integration of management styles and culture as well as the hiring of people necessary to implement the aforementioned items and to expand the business.  While the integration efforts were substantially complete as of the end of 2006, we are still working on completing the implementation of the Oracle information system into Bushman Tanks.

In addition, there can be no assurance that any businesses we acquire in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying our investment therein or that we will realize the synergies expected from such acquisitions.

The failure to obtain any or all of the desired results from acquisitions could have a material adverse effect on our business, financial condition and results of operations.

As a result of the fixed costs of operating our business, a reduction in sales or sales growth could disproportionately affect our financial results.  Because the fixed costs of facilities, product development, engineering, tooling and manufacturing are a relatively high percentage of total costs, our ability to operate profitably is dependent on generating a sufficient volume of product sales, thereby spreading fixed costs over the sales base.  Due to this “operating leverage,” a reduction in sales or the rate of sales growth has had in the past and could have in the future a disproportionately adverse effect on our financial results.

Our operating results may fluctuate significantly from quarter to quarter due to seasonal selling patterns and other factors.  Our business is seasonal in nature, with the first and fourth quarters generally reflecting lower sales due to the impact of adverse weather conditions on construction projects that may alter or postpone the needs of customers for delivery of our telecommunications products.  Furthermore, a large portion of our sales are linked to discretionary capital spending budgets of our customers, which may exacerbate the seasonality of our revenue when customers implement internal cost reduction measures.  In addition, first quarter sales may also reflect telecommunication customer delays in implementation of their annual capital expenditure plans.  The water storage tank business in Australia is traditionally slow during the fourth quarter due to holidays and restrictions on the number of days in which large trucks can utilize major roads to deliver water storage tanks to customers.  Our operating results may also fluctuate significantly from quarter to quarter due to several other factors, including the volume and timing of orders from and shipments to major customers, the timing of new product introductions and deployment as well as the availability of products by us or our competitors, the availability and amount of fiscal incentives, weather conditions in Australia, which may affect the sales of water storage tanks as a large percentage of sales occur at outdoor agricultural farm fairs, the overall level of capital expenditures by broadband operators and telephone companies, market acceptance of new and enhanced versions of our products, variations in the mix of products we sell, and the availability and costs of raw materials.

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.  International sales, including export sales from U.S. operations, accounted for 49.8%, 47.5%, and 32.8% of our net sales in 2006, 2005 and 2004, respectively.  The percentage of international sales to our total sales has increased with the acquisition of the Bushman Tanks business.  Due to our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar, which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  We are also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our international operations.  There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on our business.

We face competition in the industries in which we sell our products.  The industries in which we operate are highly competitive.  The level and intensity of competition may increase in the future.  Our competitors in the telecommunications industry include companies that are much larger than us, such as Tyco, 3M, Emerson and Corning.  Our business strategy includes increased focus on telephone connectivity.  There can be no assurance that we will be able to compete successfully against our competitors, most of whom have access to greater financial resources than we do.  Our competitors in the Australian water storage tank business include Hills Industries, Nylex and Clark Tanks.  There can be no assurances that we will be able to successfully compete against these competitors or increase our sales by obtaining a higher market share.

A disruption at our Temecula, California manufacturing facility could adversely affect our business and results of operations.  The majority of our manufacturing operations are currently located at our facilities in Temecula, California, which also includes our principal warehouse and corporate office operations.  Our success depends in large part on the orderly operation of these facilities.  Although we maintain property and business interruption insurance on this facility, a fire, earthquake, power interruption or other disaster could materially and adversely affect our business and results of operations.

Inability to renew our related party leases could adversely affect our business.  We currently lease a portion of our Temecula facilities from The Channell Family Trust, one of our principal stockholders, of which William H. Channell, Sr., our Chairman of the Board, and Jacqueline M. Channell, a director and our corporate secretary, are co-trustees.  We believe the terms of the leases for our Temecula, California facilities are no less favorable than would be available from an unrelated third party after arm’s length negotiations.

In addition, we currently lease three facilities in Australia from the former owners of Bushman Tanks, who are also stockholders of ours.  Although we believe these leases are in total in excess of fair market value by $27,000 per year, we do not believe that amount is significant compared to total manufacturing costs and thus does not place us at a competitive disadvantage.

Although our leases expire in, or have renewal options through, the year 2015, there can be no assurance that we will be able to agree on additional renewal terms for the properties currently leased by us. Our failure to renew the leases would require us to relocate our existing facilities, which could have a material adverse effect on our business, financial condition or results of operations.

The termination of transportation and logistics services by the primary freight provider for our Bushman Tanks business could continue to adversely impact our sales and results of operations.  As of October 12, 2006, the primary freight provider for our Bushman Tanks water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.  Accordingly, the agreement with the freight provider has been terminated, and Bushman Tanks has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman Tanks has breached the agreement.  Although we do not believe Bushman Tanks has breached the terms of the agreement, we have accrued for amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman Tanks or the freight provider may pursue legal action. In addition, as Bushman Tanks transitions its transportation and logistics services, the timing of scheduled deliveries may continue to be temporarily pushed out to subsequent periods.  The disruption in transportation and logistics services due to the termination of such services by the former freight provider, the success of the implementation of replacement transportation and logistics services, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto, could negatively affect our working capital and results of operations.

We are subject to governmental laws and regulations, which could adversely affect our business.  The communications industry is subject to regulation in the United States and other countries.  Federal and state agencies regulate most of our domestic customers. Changes in current or future laws or regulations, in the United States or elsewhere, could materially adversely affect our business.  Government regulation in Australia has increased demand for water storage tanks by encouraging the installation of water storage tanks or other water conservation products in new homes built in selected regions.  There can be no assurances that these regulations will remain in effect.  A lessening of these regulations and related incentives most likely would lead to lower demand for water storage products and thus negatively affect our sales.

If we are unable to attract and retain key management and other personnel, our business and results of operations could be adversely affected.  Our business has required and is expected to continue to require significant resources in terms of personnel, management and other infrastructure.  Our future success depends in part on our ability to attract and retain key executive, engineering, marketing and sales personnel.  Our key personnel include William H. Channell, Jr., President and Chief Executive Officer and our other executive officers.  This executive group has average tenure with the Company of approximately 20 years.

In addition, our ability to manage effectively the volatility of the telecommunications industry requires us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems. Because the market for qualified personnel in the communications industry is competitive, loss of our key personnel could have a material adverse effect on us.   Likewise, our inability to attract new employees, or to train, manage or retain such employees, could adversely affect our results of operations.

Environmental laws and regulations could limit our ability to operate as we are currently operating and could result in additional costs.  We are subject to a wide variety of federal, state and local environmental laws and regulations and use a limited number of chemicals that are classified or could be classified as hazardous or similar substances.  Although we believe that our operations are in compliance in all material respects with current environmental laws and regulations, our failure to comply with such laws and regulations could limit our ability to operate as we are currently operating and could result in fines or penalties, which, in turn, could have a material adverse effect on our business and results of operations.

Weather patterns in Australia may affect the demand for water storage tanks.  Our business may be affected by adverse changes in weather patterns in Australia that may affect the demand for water storage tanks.  Prior to 2005, Australia experienced a severe water shortage for several years due to less rainfall, inadequate national infrastructure to store water for use during drought periods and the growth in population in non urban areas.  In 2005, Australia received a significant amount of rainfall.  A prolonged period of changed weather patterns providing additional rainfall and lessening the effect of the drought could have a negative impact on the demand for water storage tanks and, accordingly, adversely affect our sales.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company’s manufacturing, warehouse and office facilities approximate 516,000 square feet worldwide.  In Temecula, California, 265,000 square feet of the total 364,000 square feet are leased from the Channell Family Trust, one of the Company’s principal stockholders, of which William H. Channell, Sr., the Company’s Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary, are co-trustees.  The Temecula facilities are used by the Americas segment. The Company also leases an aggregate of approximately 152,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In Australia, 72,000 square feet of manufacturing and distribution space in Dalby, Terang, and Adelaide are leased from the former owners of Bushman Tanks. The Canada facilities are used by the Americas segment and the Australia and United Kingdom facilities are used by the International segment.  The Company considers its current facilities to be adequate for its operations.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the NASDAQ Global Market (formerly the NASDAQ National Market) and is traded under the symbol “CHNL.”  The following table sets forth, for the periods indicated, the high and low sale prices for the Company’s Common Stock, as reported on the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2006:
First Quarter	$5.25	$3.57
Second Quarter	5.00	3.22
Third Quarter	3.48	2.75
Fourth Quarter	3.34	2.38

Year Ended December 31, 2005:
First Quarter	$10.39	$6.47
Second Quarter	7.87	5.20
Third Quarter	10.20	6.37
Fourth Quarter	10.25	4.27

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

As of March 27, 2007, the Company had 9,543,584 shares of its Common Stock outstanding, held by approximately 1,060 shareholders of record.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following is a line graph presentation comparing the Company’s cumulative total return from December 31, 2001 to December 31, 2006 with the performance of the NASDAQ market, the Standard & Poor’s Industrials Index (“S & P Industrials”) and Standard and Poor’s Communications Equipment Index (“S & P Communications Equipment”) for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG CHANNELL COMMERCIAL CORPORATION,

THE NASDAQ STOCK MARKET (U.S.) INDEX,

THE S & P COMMUNICATIONS EQUIPMENT INDEX AND THE S & P INDUSTRIALS INDEX

•                  $100, invested on 12/31/2001 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.  Selected Financial Data.

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2006, have been derived from the Company’s audited consolidated financial statements, which for the most recent three years appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

	Year Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA:
Net sales(1)	$109,138	$116,065	$102,200	$78,100	$86,862
Cost of goods sold	76,055	81,060	72,151	53,960	57,450

Gross profit(1)	33,083	35,005	30,049	24,140	29,412

Operating expenses
Selling(1)	21,993	22,407	16,345	11,028	11,323
General and administrative(2)	12,500	11,688	8,811	7,837	11,463
Research and development(2)	2,222	2,356	2,109	1,775	1,608
Restructuring charge (recovery)	—	—	(690)	1,565	1,228
Asset impairment charge	—	97	—	1,238	2,154
Goodwill impairment charge	4,829	—	—	—	966
	41,544	36,548	26,575	23,443	28,742

(Loss) income from operations	(8,461)	(1,543)	3,474	697	670
Interest income (expense), net	(857)	(495)	(489)	(571)	(1,999)
(Loss) income before income tax expense (benefit)	(9,318)	(2,038)	2,985	126	(1,329)
Income taxes (benefit)	(777)	5,012	(791)	200	1,713
Net (loss) income before minority interest	(8,541)	(7,050)	3,776	(74)	(3,042)
Minority interest	(1,712)	(170)	167	—	—

Net (loss) income	$(6,829)	$(6,880)	$3,609	$(74)	$(3,042)

NET (LOSS) INCOME PER SHARE:
Basic	$(0.72)	$(0.73)	$0.39	$(0.01)	$(0.34)
Diluted	$(0.72)	$(0.73)	$0.39	$(0.01)	$(0.34)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,543	9,448	9,203	9,126	9,048
Diluted	9,543	9,448	9,223	9,126	9,048

BALANCE SHEET DATA:
Current assets	$29,457	$25,022	$37,686	$30,407	$23,449
Total assets(3)	61,878	60,706	78,481	53,435	53,621
Long-term obligations
(including current maturities)(4)	14,245	7,624	8,840	3,906	6,548
Stockholders’ equity	30,150	35,959	42,484	36,816	34,899

OTHER DATA:
Gross margin(5)	30.3%	30.2%	29.4%	30.9%	33.9%
Operating margin(6)	(7.8)	(1.3)	3.4	0.9	0.8
Capital expenditures (excluding capital leases)	3,871	4,339	3,281	1,203	1,886
Cash provided by (used in):
Operating activities	(2,287)	1,672	9,395	7,127	19,767
Investing activities	(3,765)	(4,315)	(20,025)	1,154	4,346
Financing activities	(5,564)	201	7,383	(2,662)	(29,832)

(1)             Includes reclassified shipping costs previously netted against related revenues, resulting in an increase to net sales, gross profit and selling expenses of $2,535, $2,066, $1,563 and $2,077 for 2005, 2004, 2003, and 2002, respectively.  This reclassification had no effect on net income (loss) for any period.

(2)             Includes reclassified legal costs relating to patents previously included in research and development expenses, resulting in an increase to general and administrative expenses, and a decrease to research and development expenses, of $314, $227, $127 and $11 for 2005, 2004, 2003 and 2002, respectively. This reclassification had no effect on net income (loss) for any period.

(3)             Includes recognition of a deferred tax liability of $196 and $211 as of December 31, 2005 and 2004, respectively, due to the reclassification of a nonamortizing indefinite-life trademark intangible asset from goodwill to intangible assets. The difference in the amounts between the two balance sheet dates is because of a difference in the foreign currency translation rate at those dates.

(4)             Includes all interest bearing debt and capital lease obligations.

(5)             Gross margin is gross profit as a percentage of net sales.

(6)             Operating margin is (loss) income from operations as a percentage of net sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has two reportable segments, Americas and International.  The Americas segment includes the Company’s operations in the United States and Canada.  The International segment includes the Company’s operations in Australia (including the Bushman Tanks business) and the United Kingdom.

During the last five years, demand for communications infrastructure equipment has fluctuated dramatically.  At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and enhancing free cash flow to strengthen their balance sheets and pay down debt.  These changes have had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in the Company’s revenues and contributed to the Company’s reported operating losses.

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and the widespread water conservation efforts.  Demand for the Company’s water storage products is also driven by regulatory factors at the local, state, and federal government levels.  Periods of significant rainfall could negatively affect the sales of the Company’s product.

Within both the communications infrastructure market and water storage market, the historically high price of petroleum-based commodities has had a negative impact on the Company’s gross margins.  The products manufactured in both of the markets in which the Company operates are primarily composed of polyethylene resins, which are primarily derived from commodities such as oil and natural gas.  The Company is limited in its ability to pass on incremental price increases to its customers.  Continued petroleum-based commodity price increases would have a negative impact on the Company’s performance.

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

The Company’s net sales, gross profit, selling expenses, general and administrative expenses and research and development expenses, and any ratio calculated therefrom, as used throughout this report, reflect the correction of the classification of certain shipping costs charged to customers and legal costs related to patents in the Company’s Americas segment. The Company’s accounts receivable, other assets, deferred income taxes, goodwill, intangible assets, current assets and total assets, and any ratio calculated therefrom, as used throughout this report, reflect the correction of the classification of certain accounts receivable reserves, intangible assets, goodwill and deferred tax balances.  See Note B to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

Critical Accounting Policies

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions that are believed to be reasonable under the circumstances and revises its estimates, as appropriate, when changes in events or circumstances indicate that revisions may be necessary. Although these estimates are based on management’s knowledge of and experience with past and current events and on management’s assumptions about future events, it is possible that they may ultimately differ materially from actual results.  However, the Company is not currently aware of any reasonably likely events or circumstances that could result in materially different results from the current estimates.

The Company believes the following critical accounting policies are the most significant to the presentation of its financial statements and require the most subjective and complex judgments.  These matters, and the judgments and uncertainties affecting them, are also essential to understanding the Company’s reported and future operating results.  See Note B to the Consolidated Financial Statements for a more comprehensive discussion of the Company’s significant accounting policies, including recent accounting pronouncements.

Revenue Recognition and Accounts Receivable Reserves.  Revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.  Title passes generally upon shipment.  Provisions for estimated sales returns are based on the Company’s historical sales returns experience.  Provisions for uncollectible accounts are made based upon specific percentages of the past due outstanding accounts receivable aging categories or upon specific circumstances.  Development of the specific percentages requires a high degree of judgment and the use of various internal and external factors. An adverse change in the financial condition of a significant customer or group of customers could materially affect management’s estimate of the percentages for provisions for uncollectible accounts.

Inventories.  The estimates of excess and obsolete inventory are based on management’s assumptions about and analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle and market conditions.  Management personnel play a key role in the Company’s inventory risk assessment process of providing updated sales forecasts, managing new product introductions and working with manufacturing to maximize recovery of excess inventory.  If actual market conditions become less favorable than anticipated by management, additional allowances for excess and obsolete inventory could be required.  In the event management adjusts estimates such as forecasted sales or expected product lifecycles, the value of the Company’s inventory may become understated or overstated and recognition of such understatement or overstatement will affect cost of sales in a future period, which could materially affect the Company’s operating results and financial position.

Impairment of Long-Lived and Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company assesses the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, an impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates. There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.  Goodwill impairment tests performed on the Bushman Tanks reporting unit as of December 31, 2006, 2005 and 2004 and June 30, 2005 indicated that no impairment charges were required, while the June 30, 2006 test resulted in an impairment of $4,829.  Any material change in the estimates of future sales, gross profit or operating expenses individually or collectively would result in additional impairment.

Income Taxes.  Income taxes are recorded for each of the jurisdictions in which the Company operates. Management records the actual current income tax payable and assesses the temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities which are included within the consolidated balance sheet.  In addition, SFAS 109,

Accounting for Income Taxes, requires recognition of future tax benefits attributable to tax net loss carryforwards and deductible temporary differences between financial statement and income tax bases of assets and liabilities.

Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management has determined that a full valuation allowance is required on the net operating loss carryforward in one of the Asian operations within its International segment because of uncertainty regarding its realization.  No valuation was required on the remaining foreign net deferred tax asset as management has determined that it is more likely than not to be realized.  The ultimate realization of the remaining net foreign deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. “Significant management judgment is involved in assessing the Company’s ability to realize any future benefit from deferred tax assets. In the event that actual results differ from management estimates and management adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Foreign Currency Translation.  The Company has foreign subsidiaries that together accounted for 49.7% of the Company’s net revenues and 56.8% of the Company’s assets as of and for the year ended December 31, 2006. In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within the Company’s statement of operations or as a separate part of the Company’s net equity under the caption “accumulated other comprehensive income.”

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

Results of Operations

The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of net sales.

	Year Ended December 31,
	2006	2005	2004

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	69.7	69.8	70.6

Gross Profit	30.3	30.2	29.4

Selling	20.2	19.3	16.0
General and administrative	11.5	10.1	8.4
Research and development	2.0	2.0	2.3
Impairment of goodwill	4.4	—	—
Restructuring charge (recovery)	—	—	(0.7)
Asset impairment charge	—	0.1	—

(Loss) income from operations	(7.8)	(1.3)	3.4

Interest expense, net	(0.8)	(0.4)	(0.5)

(Loss) income before income tax expense (benefit)	(8.6)	(1.7)	2.9
Income taxes (benefit)	(0.7)	4.3	(0.8)
Net (loss) income before minority interest	(7.9)	(6.0)	3.7
Minority interest	(1.6)	(0.1)	0.2

Net (loss) income	(6.3)%	(5.9)%	3.5%

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

In August of 2004 the Company acquired 75% of the Bushman Tanks business (the “acquired company”).  Bushman Tanks believes it is Australia’s largest manufacturer of plastic water storage tanks.  The Bushman Tanks financial results have been consolidated in the Company’s financial statements for the twelve months ended December 31, 2005 and 2006.  A minority interest has been recorded for the 25% equity owned by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.

Net Sales.  Net sales decreased $7.0 million or 6.0% from $116.1 million in 2005 to $109.1 million in 2006.   The decrease was primarily due to the lower demand from the Company’s telecom and cable customers in the Americas segment.

Americas net sales decreased $6.0 million or 9.2% from $65.3 million in 2005 to $59.3 million in 2006.  The decrease was due to the lower volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and service providers fluctuate period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales decreased $1.0 million or 1.9% from $50.8 million in 2005 to $49.8 million in 2006.  The decrease was primarily due to the lower volume of sales to the Company’s telecom customers in Australia and Asia due to reduced capital expenditures and slower deployment of certain Company-supplied products.

Sales to Verizon declined in 2006 to slightly less than 10% of Company sales in the period.  Sales to Verizon of $19.9 million in 2005 represented 17.2% of Company sales in the period.  Sales to Verizon have historically fluctuated from year to year.  Accordingly, the Company cannot accurately predict what sales to Verizon will be in 2007.

Gross Profit.  Gross profit decreased $1.9 million from $35.0 million in 2005 to $33.1 million in 2006. The decrease was primarily due to the lower amount of gross profit in the International segment.  Gross profit dollars in the International segment decreased by $2.8 million due to lower sales volume and a lower gross profit percentage due primarily to higher raw material costs.  The decrease in the International segment was partially offset by an increase of $0.9 million in the Americas segment due to a higher gross profit percentage caused by greater leveraging of fixed costs.

As a percentage of net sales, gross profit increased from 30.2% in 2005 to 30.3% in 2006.  The increase is primarily due to a higher gross profit percentage in the Americas segment, which increased from 26.5% in 2005 to 30.7% in 2006.  This increase is primarily due to a stronger mix of the higher margin enclosure product line.  Offsetting the increase in the

Americas segment was a decrease in the gross profit percentage in the International segment from 34.8% in 2005 to 29.9% in 2006.  This decrease was primarily due to higher raw material costs related to increased commodity prices, labor inefficiencies associated with the local move of one of the Australian manufacturing operations to a new facility and disruptions caused by the termination of transportation and logistics services by the primary freight provider of Bushman Tanks.

Selling.  Selling expenses decreased $0.4 million or 1.8% from $22.4 million in 2005 to $22.0 million in 2006.  The decrease is due to the lower volume of sales.

As a percentage of net sales, selling expenses increased from 19.3% in 2005 to 20.2% in 2006.  The higher percentage is primarily due to the increase in freight costs in both the Americas and International segments due to fuel surcharges in addition to inefficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $12.5 million in 2006, an increase of $0.8 million or 6.8% from 2005.  The increase is due primarily to stock-based compensation expense of $0.3 million, lease settlement costs of $0.3 million in the International segment, severance cost of $0.2 million and other various expenses.

As a percentage of net sales, general and administrative expenses increased from 10.1% in 2005 to 11.5% in 2006.  The increase is due to the decreased sales level without a proportional decrease in general and administrative costs that are relatively fixed in nature.

Research and Development.  Research and development expenses were $2.2 million in 2006, a decrease of $0.2 million or 8.3% from 2005.  Spending on new product development programs in 2006 was slightly less than the previous year due to the introduction of fewer communication products.

As a percentage of net sales, research and development expenses remained the same at 2.0% in 2006 and 2005.

Impairment of Goodwill.  Goodwill impairment expense was $4.8 million in 2006, compared to no impairment in 2005.  The impairment was related to the Company’s Bushman Tanks operation in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted as a result of increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.  The valuation methodology for goodwill is summarized in Note B to the Consolidated Financial Statements.

Impairment of Fixed Assets.  There was no impairment of fixed assets in 2006.  In 2005, there was an impairment charge of $0.1 million due to the writedown of some manufacturing equipment in the Americas segment.

Income from Operations.  As a result of the items discussed above, loss from operations increased $6.9 million from ($1.5) million in 2005 to ($8.5) million in 2006.  Operating margin as a percent of sales decreased from (1.3%) in 2005 to (7.8%) in 2006.

Interest Expense, Net.  Interest expense, net of interest income, was $0.8 million in 2006 compared to $0.5 million in 2005.

Income Taxes.  There was an income tax benefit of ($0.8) million in 2006 compared to an income tax expense of $5.0 million in 2005.  The effective tax rate was an income tax benefit of (8.3%) in 2006 and an income tax expense of 246.0% in 2005. The benefit in 2006 was primarily due to the current year loss in foreign operations whereas the expense in 2005 was primarily the result of recognizing a full valuation allowance on the domestic net deferred tax asset.  No benefit was recorded for the 2006 domestic loss due to the full valuation allowance recognized on the net domestic deferred tax asset at December 31, 2006.

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

Net Sales.  Net sales increased $13.9 million or 13.6% from $102.2 million in 2004 to $116.1 million in 2005.   The increase was due to the addition of the acquired business for a full year and partially offset a decline in revenues in the Americas Segment.

Americas net sales decreased $9.1 million or 12.2% from $74.4 million in 2004 to $65.3 million in 2005.  The decrease was due to lower sales of thermoplastic enclosures, primarily to Verizon.

International net sales increased $23.0 million or 82.7% from $27.8 million in 2004 to $50.8 million in 2005.  The increase was primarily due to sales of the acquired company.

Sales to Verizon of $19.9 million in 2005 represented 17.2% of Company sales in the period.  Sales to Verizon were $16.2 million in the first six months of the fiscal year.   Sales to Verizon have historically fluctuated from year to year.  Sales to Verizon of $21.8 million in 2004 represented 21.3% of Company sales in the period.  The second largest customer in 2005 was Comcast, with sales of $8.3 million representing 7.1% of the total sales in the period.  Sales to Comcast in 2004 were $14.6 million representing 14.3% of the Company sales in the period.

Gross Profit.  Gross profit increased $5.0 million from $30.0 million in 2004 to $35.0 million in 2005. The increase was primarily due to the addition of gross profit earned by the acquired company.  Gross profit dollars in the Americas segment decreased by $3.8 million due to lower sales volume.  Gross profit dollars in the International segment increased by $8.7 million due to the addition of the acquired company.

As a percentage of net sales, gross profit increased from 29.4% in 2004 to 30.2% in 2005.  The overall increase is due to an increase in the International segment that outweighed a decrease in the Americas segment.  Gross profit as a percentage of net sales increased in the International segment due to the addition of the acquired company, which has a higher gross profit percentage than the Company’s other businesses. The decrease in the Americas segment resulted primarily from unabsorbed costs from lower volumes.

Selling.  Selling expenses increased $6.1 million or 37.4% from $16.3 million in 2004 to $22.4 million in 2005.  The increase is due to the addition of selling expenses of the acquired company as well as increased freight costs across all segments.

As a percentage of net sales, selling expense increased from 16.0% in the 2004 period to 19.3% in the 2005 period.  The higher percentage is primarily due to the increase in freight costs and the addition of selling expenses for the acquired company.  The acquired company has a higher percentage of selling expense to net sales than the other Channell businesses primarily due to the freight costs incurred to transport water storage tanks to customers.

General and Administrative.  General and administrative expenses increased $2.9 million or 33.0% from $8.8 million in 2004 to $11.7 million in 2005.   The increase is due to the addition of the acquired company, partially offset by lower general and administrative expense in the Americas segment.

As a percentage of net sales, general and administrative expenses increased from 8.6% in the 2004 period to 10.1% in the 2005 period.  The increase is due to the lower volumes in the Americas segment.

Research and Development.  Research and development expenses increased $0.3 million or 14.3% from $2.1 million in 2004 to $2.4 million in 2005.  The increase is due to spending on new product development programs, primarily for telephone connectivity products and thermoplastic enclosures for both telephone and cable customers.

As a percentage of net sales, research and development expenses decreased from 2.1% in 2004 to 2.0% in 2005.

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

Income from Operations.  As a result of the items discussed above, income (loss) from operations decreased $5.0 million or 142.9% from $3.5 million in 2004 to ($1.5) million in 2005.  Operating margin as a percent of sales decreased from 3.4% in 2004 to (1.3%) in 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents on December 31, 2006 were $2.2 million, a decrease of $0.9 million from the December 31, 2005 balance of $3.1 million.  The decrease was primarily due to cash used in operating activities and cash used for capital expenditures, offset by cash provided from financing activities.

Net cash used in operating activities was ($2.3) million during 2006, compared to net cash provided by operating activities of $1.7 million in 2005.  The cash used in operating activities in 2006 is primarily due to an increase in accounts receivable and inventories of $3.9 million and an increase in the income tax receivable of $0.8 million, partially offset by an increase in accounts payable of $1.6 million.  The increase in accounts receivable and inventories is due to the increased volume of activity during the last month of 2006 compared to the same period of 2005.

Net cash used in investing activities was ($3.8) million in 2006 and ($4.3) million in 2005.  During the fourth quarter of 2006, the Company purchased approximately $1.6 million of trucks and trailers in the International segment in association with its transition of transportation and logistics services from an outside freight provider to internally managed operations.

Net cash provided by financing activities was $5.6 million in 2006, compared to net cash provided by financing activities of $0.2 million in 2005.  The increase is due to additional borrowings under the Company’s credit facilities needed to fund operations in 2006 and to purchase the trucks and trailers in the International segment.

Accounts receivable increased from $8.4 million at December 31, 2005 to $11.7 million at December 31, 2006 primarily due to a higher level of sales at the end of 2006 in both segments of the Company.  In terms of days sales outstanding, accounts receivable increased from 32 days at December 31, 2005 to 43 days at December 31, 2006 due to a higher level of accounts receivable at the end of the year, as described above.

Inventories increased from $11.4 million at December 31, 2005, to $13.0 million at December 31, 2006.  The increase is in line with higher sales levels in 2006.  Days inventory on hand increased from 60 days at December 31, 2005 to 63 days at December 31, 2006.

Accounts payable increased from $8.7 million at December 31, 2005 to $10.9 million at December 31, 2006.  Days payables increased from 46 days to 53 days, respectively.  The increase is due to a higher level of activity at year end, as well as more favorable payment terms for the Company.

The Company and its subsidiaries have entered into the following financing arrangements:

1.                                       On September 25, 2002, the Company entered into a three-year Loan and Security Agreement with an asset-based lender in the United States.  The Loan and Security Agreement contains a term loan and a revolving credit facility.  The $4.7 million in proceeds from the original term loan borrowing and the initial $2.1 million borrowing under the revolver, together with $9.6 million in cash, were used to repay, in full, the Company’s prior credit agreement.  In September 2005 this agreement was extended to December 31, 2005, and in December 2005, it was further extended until February 28, 2006.  In February 2006, it was amended and extended to March 31, 2007. In February 2007, it was amended and extended to June 30, 2007.

The term loan is repayable in quarterly payments based on a five-year amortization schedule with a balloon repayment due June 30, 2007.  At December 31, 2006, the outstanding balance of the term loan was $0.9 million, and the outstanding balance of the revolver was $5.4 million.

Under the Loan and Security Agreement, the outstanding balance of the term loan and the revolver each bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The interest rate under the Loan and Security Agreement at December 31, 2006 was 9.25%.

The loans under the Loan and Security Agreement are secured by all the assets of the Company. The Loan and Security Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Agreement also contains a subjective acceleration clause if there exists an event of default under the Agreement, which allows the lender to terminate the facility and require that any outstanding obligation be repaid. As of December 31, 2006, the Company was in default for failure: to maintain a minimum aggregate availability of $1.5 million under the revolver; to have prepaid the domestic revolving loans in the amount of the excess of the domestic revolving credit exposure over the domestic borrowing base; and to have delivered the projections of the Company and its subsidiaries for fiscal year 2007.  In February 2007, the Company received a waiver from the lender for these defaults.

On February 12, 2007, the Loan and Security Agreement was amended.  The amendment, among other things, (i) waived the defaults described in the preceding paragraph, (ii) aggregated the domestic borrowing base, the United Kingdom borrowing base and the Canadian borrowing base for purposes of determining the borrowing availability for domestic loans under the revolving credit facility, (ii) temporarily reduced the required aggregate availability under the revolving credit facility from $1,500,000 to $500,000 through and including April 30, 2007, (iii) temporarily reduced the reserve against borrowing availability under the revolving credit facility from $600,000 to $300,000 until April 30, 2007, (iv) increased the maximum amount of the United Kingdom borrowing base from $400,000 to $600,000 and (v) extended the term of the Loan Agreement from March 31, 2007 to June 30, 2007.

2.                                       On August 2, 2004, Channell Bushman Pty Ltd and controlled entities, collectively known as Bushmans Group Pty Ltd, which are subsidiaries of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia. The $5.8 million in proceeds from the original term loan borrowing was used to fund part of the consideration paid to acquire the Bushman Tanks business.  Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements.  On May 10, 2006, Channell Bushman Group entered into a new Loan and Security Agreement with the bank dated April 26, 2006 that amended (and superseded) the Loan and Security Agreement then in place.  That agreement, among other things, revised the financial covenants and increased the maximum borrowings under the revolving credit facility.  The Company has entered into subsequent new Loan and Security Agreements with the bank on August 25, 2006 (dated August 1, 2006), November 15, 2006 (dated November 8, 2006) and February 7, 2007 (dated February 2, 2007), each of which amended (and superseded) the agreement previously in place.  The subsequent agreements, among other things, further amended the financial covenants and extended the expiration dates for the revolving credit facility and the master asset finance agreement. As of December 31, 2006, the facilities under the then-current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD$3,200,000 that expires in January 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in January 2007.  The currently effective Loan and Security Agreement includes the following facilities: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD$3,200,000 that expires in April 2007; a facility to fund “earn-out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in April 2007.

The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Group.  The Loan and Security Agreement contains various operating covenants that impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  In addition, Channell Bushman Group is required to comply with certain financial covenants relating to sales, gross profit and operating profit, and the bank, at its discretion, may terminate the Agreement if such covenants are not met.  The Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as it receives payments from its customers.  The Agreement also provides that the bank will seek additional support from the Company if there is further deterioration and contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid.  The aggregate balance outstanding under the revolving line of credit, “earn out” facility, and capital expenditure facility at December 31, 2006 was $3,745,000.

Under the Loan and Security Agreement, the outstanding balance bears interest payable monthly at a variable rate based on the lender’s base rate.  The weighted average interest rate under the Loan and Security Agreement at December 31, 2006 was 6.75%.  As of December 31, 2006, Channell Bushman Group was not in compliance with the financial covenants relating to sales, gross profit and operating profit.  As Channell Bushman Group has not received a formal waiver for its breach of the aforementioned bank covenants, the Company is reclassifying approximately $3.9 million of long-term debt to short-term debt.

3.                                       On August 2, 2004, the Company and Channell Bushman Pty Ltd entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman Pty Ltd.  As part of the agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman Pty Ltd with the Company appointing the remaining three members.  The agreement specifies that certain actions taken by the Board of Directors require unanimous approval, among other things, a proposal to sell all or substantially all of the assets of Channell Bushman Pty Ltd, material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

It is the intent of the private equity party to exit from its investment in Channell Bushman Pty Ltd within 5 years after the original investment.  The Agreement contains clauses to facilitate the exit of the private equity party.  The Agreement specifies that after the date that is two years after the original investment, the Company has an option to acquire all of the shares owned by the private equity party.  The Agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the Agreement.  After the date that is five years after the original investment, both the Company and the private equity party have the right to initiate a sale of Channell Bushman Pty Ltd.  At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman Pty Ltd would be offered for sale with the assistance of a financial advisor.

Contractual obligations consist principally of payment for noncancellable operating lease obligations, long-term debt and capital leases.  Future payments required under these contractual obligations have been summarized in the notes to the Consolidated Financial Statements as follows: (i) lease commitments — Note L, (ii) long term debt — Note F, and (iii) capital lease obligations — Note G.

The Company believes that cash flow from operations should be sufficient to fund the Company’s capital expenditure and working capital requirements beyond 2007.

The Company is engaged in ongoing discussions with its primary lenders with respect to the loan facilities described above that mature in 2007.  Based on these discussions, the Company expects that it will be able to amend its existing agreements with those lenders, or enter into new agreements with those lenders, providing for an extension of the maturity of those loan facilities beyond current maturities or providing for new loan facilities to extend beyond current maturities. In the event the Company is unable to enter into new or amended agreements with its primary lenders, it believes that it can obtain adequate funding from other sources. See “Item 1A — Risk Factors — If we are unable to amend our existing credit agreements or enter into new credit agreements on favorable terms, or at all, our liquidity may be adversely affected.”

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2006:

(amounts in thousands)		2008 to	2010 to	2012 and
	2007	2009	2011	Thereafter	Total
Contractual Obligations
Long-Term Debt (1)	$13,723	$—	$—	$—	$13,723
Capital Lease Obligations(2)	138	384	—	—	522
Operating Lease Obligations (3)	3,248	6,175	4,971	5,904	20,298
Employment Contracts (4)	862	862	—	—	1,724
Purchase Obligations (5)	7,068	—	—	—	7,068
	$25,039	$7,421	$4,971	$5,904	$43,335

(1)            The Company has a Loan and Security Agreement which includes a term loan and revolving line of credit with an asset-based lender in the United States, which has been extended through June 30, 2007.  In August 2004, subsidiaries of the Company also entered into a five-year Loan and Security Agreement with a commercial bank in Australia, which includes a term loan and revolving line of credit.  The 2007 obligation excludes estimated interest costs of $998,000.  See Note F to the Consolidated Financial Statements.

(2)            Capital lease obligations exclude interest costs of $43.  See Note G to the Consolidated Financial Statements.

(3)            The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2015.  See Note L to the Consolidated Financial Statements.

(4)            The Company has employment agreements with its Chairman of the Board expiring July 7, 2011 and its President and Chief Executive Officer expiring December 8, 2008.  Both contracts are renewable every 5 years.  The Chairman of the Board’s salary is set at $50,000 per annum for the remainder of the term.  The President and Chief Executive Officer’s salary was $793,153 for 2006, and is subject to an annual cost of living increase based on the consumer price index.  Base salary may also be increased at the discretion of the Board of Directors.  In the event the President and Chief Executive Officer is terminated, the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary.

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

Off-Balance Sheet Arrangements

As discussed in Note K to the Consolidated Financial Statements, the Company guaranteed debt of The Channell Family Trust, one of the Company’s principal stockholders, of which the Company’s Chairman of the Board and Secretary (who is also a director) are co-trustees, of approximately $0.8 million in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2006, the outstanding loan balance subject to the guarantee totaled $0.52 million.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk.

The risk inherent in the Company’s market sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements.  In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that has been extended through June 30, 2007.  The agreement contains a term loan and a revolving line of credit.  In August 2004, the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains a term loan that expires in July 2009, a revolving line of credit that expires in April 2007, an “earn out” facility that expires in July 2008, a capital expenditure facility that expires in July 2008 and a master asset finance agreement facility that expires in April 2007.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of an annual period would result in an increase in interest expense of approximately $0.14 million per year.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 8.                          Financial Statements and Supplementary Data.

Selected Quarterly Financial Data

See Note O to the Company’s Consolidated Financial Statements.

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Financial statement schedules are as follows:

Schedule II - Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of December 31, 2006, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that, except as set forth below, they were effective as of the end of the period covered by this report.

As previously reported, the Company did not have effective controls to accurately calculate current income tax expense.  Specifically, the Company did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the difference to its deferred income tax asset and liability balances. Management had determined that these deficiencies could lead to a material misstatement of deferred taxes, tax accruals and the tax provision that would not be prevented or detected.  Accordingly, management determined that this control deficiency represented a material weakness in the Company’s disclosure controls and procedures.

During the fiscal year ended December 31, 2005, due to the limited tenure of the Company’s accounting staff, additional reconciliations and post-closing adjustments were necessary to properly account for certain items of income and expense that the staff was not fully aware of.  The most significant manifestations of this material weakness involved the accounting of the Company’s workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

One of the Company’s subsidiaries, Bushman Tanks, was previously a closely-held, family run business with mostly manual controls in place.  During the process of assessing the status of the internal control infrastructure, the Company identified significant deficiencies in internal controls that rose to the level of “material weaknesses” in the revenue and purchasing cycles.

As a result of the weaknesses identified in management’s evaluation, the Company committed to take the following actions to improve the Company’s internal control over financial reporting:

•                  Set up a procedure to accurately prepare and review its accounting for income taxes and the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision.

•                  Engage additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income taxes.

•                  Train new staff regarding the accounting for workers’ compensation liability as well as the Company’s unvouchered accounts payable balance.

•                  Engage actuarial consultants to assist management in determining the appropriate accrual for the Company’s workers’ compensation liability.

•                  Implement the Company’s Oracle information system in the Bushman Tanks subsidiary to improve the processes in the revenue and purchasing cycles. The Company has developed a plan to complete the implementation in the first half of 2007.  Therefore, remediation of the material weaknesses in purchasing and revenue cycles in the Bushman Tanks subsidiary is not yet complete.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2006 and during the financial close process for that quarter, the Company took the following actions that it believes addressed the material weaknesses related to the accounting for income taxes, the workers’ compensation liability and the unvouchered accounts payable balance and strengthened its internal control over financial reporting.

•                  Completed the restructuring of the Company’s process to accurately prepare and review its accounting for income taxes and the determination of income taxes payable. The Company engaged additional personnel qualified as Certified Public Accountants to assist in the preparation of the Company’s income tax provision as well as general accounting matters.

•                  Completed the training of the Company’s staff in the preparation and analysis of the Company’s workers’ compensation liability and unvouchered accounts payable balance.  The Company engaged qualified actuarial consultants to assist the Company in determining the appropriate accrual for workers’ compensation liability.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 11.                   Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 14.                   Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a)             The following financial statements and schedules are filed as a part of this report:
(1)    Consolidated Financial Statements
         See index included in Part II, Item 8.

(2)            Consolidated Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
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

10.16	Form of Indemnity Agreement (Exhibit 10.17)(1)

10.17	Form of Agreement Regarding Intellectual Property (Exhibit 10.18)(1)

10.18	401(k) Plan of the Company (Exhibit 10.19)(3)

10.19	A.C. Egerton (Holdings) PLC Share Purchase Agreement (Exhibit 2)(2)

10.20	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd. (Exhibit 10.29)(5)

10.21*	Amendment to Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Sr. (Exhibit 10.19)(8)

10.22*	Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Jr. (Exhibit 10.20)(8)

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

10.24*	Employment Letter dated June 27, 2005 between the Company and Jerry Collazo (Exhibit 99.2)(13)

10.25*	Long-Term Incentive Plan for William H. Channell, Jr. (Exhibit 10.1)(14)

10.26

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(15)

10.27

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(15)

10.28

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among Channell Commercial Corporation, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(18)

10.29

Loan and Security Agreement dated as of December 1, 2005, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, Channell Pty Ltd, certain other subsidiaries of the Company and National Australia Bank Ltd (Exhibit 10.30)(19)

10.30

Loan and Security Agreement dated April 26, 2006 and effective May 10, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.31)(19)

10.31	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd (Exhibit 10.32)(20)

10.32*	Employment Letter dated August 31, 2006 between the Company and Patrick E. McCready (Exhibit 10.1)(21)

10.33

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(21)

10.34

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(23)

10.35

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (24)

10.36

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among Channell Commercial Corporation, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(25)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

18.1	Letter dated March 27, 2006 from Grant Thornton LLP, regarding changes in Certifying Accountant (Exhibit 16.1)(17)

18.2	Letter dated March 30, 2007 from Deloitte & Touche LLP, regarding change in Accounting Principle(26)

21	Subsidiaries of the Company (Exhibit 21)(16)

23.1	Consent of Independent Registered Public Accounting Firm (26)

23.2	Consent of Independent Registered Public Accounting Firm (26)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (26)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934 (26)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO (26)

*	Management contract or compensatory plan or arrangement.

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

(18)       Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 29, 2006.

(19           Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2006.

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

(23)       Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.

(24)       Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.

(25)       Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.

(26)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By:	/s/ William H. Channell, Sr.
William H. Channell, Sr. Chairman of the Board and Director

Date:	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated below as of April 2, 2007.

Signature	Capacity in Which Signed

/s/ William H. Channell, Sr.	Chairman of the Board and Director
William H. Channell, Sr.

/s/ William H. Channell, Jr.	President and Chief Executive Officer and Director
William H. Channell, Jr.	(Principal Executive Officer)

/s/ Jacqueline M. Channell	Secretary and Director
Jacqueline M. Channell

/s/ Dana Brenner	Director
Dana Brenner

/s/ Guy Marge	Director
Guy Marge

/s/ Stephen Gill	Director
Stephen Gill

/s/ Patrick E. McCready	Chief Financial Officer and
Patrick E. McCready	(Principal Financial Officer and
Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Channell Commercial Corporation

We have audited the accompanying consolidated balance sheet of Channell Commercial Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.  The consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 were audited by other auditors whose report, dated March 31, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of Channell Commercial Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, the Company changed its method of accounting for share-based payment in conformity with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Diego, California
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Channell Commercial Corporation

We have audited the consolidated balance sheet of Channell Commercial Corporation (the “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Channell Commercial Corporation as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Channell Commercial Corporation for each of the two years in the period ended December 31, 2005.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Los Angeles, California
March 31, 2006

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

(amounts in thousands, except per share data)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,235	$3,148
Accounts receivable, net of allowance for doubtful accounts of $220 at December 31, 2006 and $265 at December 31, 2005	11,673	8,448
Inventories, net	13,018	11,411
Prepaid expenses and other current assets	931	1,000
Income taxes receivable	881	67
Deferred income taxes, net	719	948
Total current assets	29,457	25,022

Property and equipment, net	18,799	18,929
Deferred income taxes, net	1,017	—
Goodwill	9,848	13,947
Intangible assets, net	2,097	2,132
Other assets	660	676
	$61,878	$60,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,902	$8,677
Short-term debt (including current maturities of long-term debt)	13,723	7,459
Current maturities of capital lease obligations	138	87
Accrued expenses	5,189	5,494
Total current liabilities	29,952	21,717

Capital lease obligations, less current maturities	384	78
Deferred credits	514	393
Deferred income taxes, net	—	77
Commitments and contingencies (Note L)	—	—
Minority interest	878	2,482

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued — 9,787 in 2006 and 2005; outstanding - 9,543 shares in 2006 and 2005	98	98
Additional paid-in capital	31,093	30,750
Treasury stock — 244 shares in 2006 and 2005	(1,871)	(1,871)
Retained earnings (accumulated deficit)	(160)	6,669
Accumulated other comprehensive income -
Foreign currency translation	990	313
Total stockholders’ equity	30,150	35,959
	$61,878	$60,706

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

Year ended December 31,

(amounts in thousands, except per share data)

	2006	2005	2004
Net sales	$109,138	$116,065	$102,200
Cost of goods sold	76,055	81,060	72,151
Gross Profit	33,083	35,005	30,049

Operating expenses
Selling	21,993	22,407	16,345
General and administrative	12,500	11,688	8,811
Research and development	2,222	2,356	2,109
Impairment of goodwill	4,829	—	—
Restructuring charge (recovery)	—	—	(690)
Asset impairment charge	—	97	—
	41,544	36,548	26,575

(Loss) income from operations	(8,461)	(1,543)	3,474
Interest income	86	70	129
Interest expense	(943)	(565)	(618)
(Loss) income before income tax (benefit) expense	(9,318)	(2,038)	2,985

Income tax (benefit) expense	(777)	5,012	(791)
Net (loss) income before minority interest	(8,541)	(7,050)	3,776
Minority interest in (loss) income of subsidiaries	(1,712)	(170)	167
Net (loss) income	$(6,829)	$(6,880)	$3,609

Net (loss) income per share
Basic and diluted	$(0.72)	$(0.73)	$0.39

Net (loss) income	$(6,829)	$(6,880)	$3,609

Other comprehensive income (loss), net of tax Foreign currency translation adjustment	677	(726)	1,050

Comprehensive (loss) income	$(6,152)	$(7,606)	$4,659

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2005 and 2006

(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	Income (loss)	equity
Balance, January 1, 2004	9,372	$94	$28,664	244	$(1,871)	$9,940	$(11)	$36,816

Exercise of employee stock Options	61	1	294	—	—	—	—	295
Shares issued for acquisition	175	1	713	—	—	—	—	714
Foreign currency translation	—	—	—	—	—	—	1,050	1,050
Net earnings for the year	—	—	—	—	—	3,609	—	3,609

Balance, December 31, 2004	9,608	$96	$29,671	244	$(1,871)	$13,549	$1,039	$42,484

Exercise of employee stock Options	179	2	1,079	—	—	—	—	1,081
Foreign currency translation	—	—	—	—	—	—	(726)	(726)
Net loss for the year	—	—	—	—	—	(6,880)	—	(6,880)

Balance, December 31, 2005	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

Stock-based compensation	—	—	343	—	—	—	—	343
Foreign currency translation	—	—	—	—	—	—	677	677
Net loss for the year	—	—	—	—	—	(6,829)	—	(6,829)

Balance, December 31, 2006	9,787	$98	$31,093	244	$(1,871)	$(160)	$990	$30,150

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(6,829)	$(6,880)	$3,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,101	4,480	4,752
Stock-based compensation	343	—	—
Asset impairment charge	—	97	—
Loss (gain) on disposal of fixed assets	43	(6)	(22)
Amortization of deferred gain on sale leaseback	(60)	(60)	(60)
Impairment of goodwill	4,829	—	—
Deferred income taxes	(758)	4,924	109
Provision for doubtful accounts	(31)	(44)	84
Provision for inventory obsolescence	131	473	415
Minority interest in (loss) income of subsidiaries	(1,712)	(170)	167
Changes in assets and liabilities (net of effects of purchase of Bushman Tanks in 2004):
Accounts receivable	(2,562)	5,190	(1,321)
Inventories	(1,277)	1,885	(2,809)
Prepaid expenses and other current assets	93	(155)	248
Income taxes receivable	(816)	1,292	(1,238)
Other assets	(60)	(337)	(301)
Accounts payable	1,602	(6,930)	7,178
Restructuring liability	—	(141)	(2,810)
Accrued expenses	(324)	(1,946)	1,394
Net cash provided by (used in) operating activities	(2,287)	1,672	9,395

Cash flows from investing activities:
Purchase of property and equipment	(3,871)	(4,339)	(3,281)
Proceeds from sale of property and equipment	106	24	23
Business acquisitions, net of cash acquired	—	—	(16,767)
Net cash used in investing activities	(3,765)	(4,315)	(20,025)
Cash flows from financing activities:
Repayment of debt	(1,972)	(2,395)	(2,669)
Borrowings from credit facilities	7,710	1,550
Proceeds from issuance of long-term debt	—	—	7,233
Repayment of obligations under capital lease, net	(174)	(35)	10
Proceeds from minority investor	—	—	2,514
Exercise of employee stock options	—	1,081	295
Net cash provided by financing activities	5,564	201	7,383
Effect of exchange rates on cash	(425)	137	(827)
Decrease in cash and cash equivalents	(913)	(2,305)	(4,074)
Cash and cash equivalents, beginning of year	3,148	5,453	9,527
Cash and cash equivalents, end of year	$2,235	$3,148	$5,453
Cash paid during the year for:
Interest	$1,064	$499	$364
Income taxes	$604	$148	$809
Non-cash investing acitivities:
Purchases of property and equipment which are included in obligations under capital leases and accounts payable	$554	$—	$—
Issuance of common stock in business combination	$—	$—	$714

The accompanying notes are an integral part of these financial statements.

CHANNEL COMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE A—DESCRIPTION OF BUSINESS

Channell Commercial Corporation and its subsidiaries (the “Company”) is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems for fiber to the premises (FTTP) networks, and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant,” “local loop” or “last mile,” that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates—In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include accounts receivables allowances, the inventory valuation reserve, valuation of goodwill and long-lived assets and the deferred tax asset valuation allowance.  Actual results could differ from those estimates and the differences could be material.

Basis of Consolidation—The consolidated financial statements include the accounts of Channell Commercial Corporation and its subsidiaries.  All intercompany transactions and balances have been eliminated.  Minority interest represents a 25% equity interest in Bushman Tanks acquired by ANZ Private Equity (see Note P).

Foreign Currency Translation—Assets and liabilities of foreign operations are translated into U.S. dollars at year end exchange rates.  Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income.  Foreign currency transaction gains and losses are included in general and administrative expenses.  Transactions gains and losses were not significant in 2006, 2005 and 2004.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

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

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Capital lease assets are amortized over the lease term.  Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

Impairment of Long-Lived and Intangible Assets—When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists.  If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value.  The Company recorded an impairment of $97 in the year ended December 31, 2005.  No impairment was recorded in the years ended December 31, 2006 and 2004.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in deferred tax assets or deferred tax liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Impairment of Goodwill and Other Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually.

The Company assesses the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, an impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates.  To measure the impairment of indefinite-lived intangibles, the Company uses the relief from royalty method in its valuation.  There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.

The Company tests the value of goodwill for impairment annually at December 31 (prior to December 31, 2006 goodwill was tested for impairment at June 30 for the Bushman Tanks reporting unit) or whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  Inherent uncertainties exist in determining and applying such factors.

During the fourth quarter ended December 31, 2006, the Company changed the date of its annual goodwill impairment testing from June 30 to December 31 for the Bushman Tanks reporting unit in order to better align with the Company’s normal business process for updating its strategic plan and forecasts.  Additionally this change will coincide with the Company’s Australian statutory reporting which requires annual impairment testing at December 31.  The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge.  Goodwill impairment tests performed as of December 31, 2006, 2005, and 2004 and June 30, 2005 indicated that no impairment charges were required, while the June 30, 2006 test resulted in an impairment of $4,829.  The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

On August 2, 2004 the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks (see Note P).  Included in the Share and Asset Purchase Agreement, the sellers of Bushman Tanks agreed to a “non-compete” clause whereby the sellers of Bushman Tanks would not directly or indirectly carry on or be engaged or involved in any trade, business or undertaking that is in competition with the Bushman Tanks business.  The Company performed an evaluation of the non-compete agreement and determined the fair value to be $1,600.  The non-compete agreement is recorded in the reporting unit of Bushman Tanks, which is part of the International segment, as a separately identifiable intangible asset and is being amortized over the ten-year contractual term on a straight-line basis.  The amount of goodwill recorded in the Bushman Tanks acquisition is not deductible for tax purposes.

During the quarter ended June 30, 2006, the Company reclassified a nonamortizing indefinite-life trademark intangible asset from goodwill to intangible assets, including the December 31, 2005 amount for comparative purposes, which resulted in an increase in intangible assets of $655, a decrease in goodwill of $459, and an increase in deferred tax liabilities of $196, as of December 31, 2005.  The difference in amounts between the two balance sheet dates is because of a difference in the foreign currency translation rate at those dates.  This reclassification occurred in the Bushman reporting unit, which is part of the International segment.

The changes in the carrying amount of goodwill, the non-compete agreement and the trademark intangible for the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at January 1, 2004	$613	$—	$—
Additions due to business acquisition	12,007	—	621
Non-compete agreement related to business acquisition	—	1,600	—
Amortization of non-compete agreement	—	(45)	—
Effect of foreign currency translation	1,612	208	81

Balance at December 31, 2004	14,232	1,763	702

Contingent receivable for warranty claims	(146)	—	—
Earn-out payment	380	—	—
Contingent earn-out payment	380	—	—
Amortization of non-compete agreement	—	(177)	—
Effect of foreign currency translation	(899)	(109)	(47)

Balance at December 31, 2005	13,947	1,477	655

Impairment of goodwill	(4,829)	—	—
Adjustment for final settlement agreement	(86)	—	—
Amortization of non-compete agreement	—	(204)	—
Effect of foreign currency translation	816	114	55

Balance at December 31, 2006	$9,848	$1,387	$710

As of December 31, 2006, the Company has recorded goodwill of $677 in its Canadian reporting unit, which is part of the Americas segment and $9,171 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

Based on the impairment test as of June 30, 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill related to the Bushman Tanks reporting unit.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income, which have been negatively impacted by increasing prices in petroleum-based raw materials and other factors, which resulted in revisions of projected future earnings and cash flows.  The fair value of the Bushman Tanks reporting unit was estimated using a combination of valuation techniques, including the expected present value of future cash flows. Measurement of the impairment loss is an estimate, and continued increases in raw materials costs in excess of the expectations of management, or other negative events or circumstances, could result in additional impairment of goodwill in future reporting periods. There was no impairment to the carrying value of goodwill in 2005 or 2004.

The estimated amortization expense of the intangible non-compete agreement based on the current balance and the December 31, 2006 foreign currency exchange rates, is $183 per year for the next five fiscal years, and $472 thereafter.

Restructuring Costs— Prior to 2004 the Company recorded various restructuring charges related to its international operations.  A related credit to restructuring of $690 was recorded in 2004 primarily due to the assignment of the lease of a vacated facility in the United Kingdom at a cost less than previously estimated.  No restructuring charges were incurred in 2006 and 2005.

Revenue Recognition and Accounts Receivable Reserves—Revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale.  Title passes generally upon shipment.  Provisions for estimated sales returns are based on the Company’s historical sales returns experience.  Provisions for uncollectible accounts are made based upon specific percentages derived from historical experience of the past due outstanding accounts receivable aging categories or upon specific circumstances.

The Company reclassified $131 of the allowance for doubtful accounts as of December 31, 2005, resulting in an increase to current accounts receivable and a decrease to other assets.  This reclassification was done in order to properly match the long-term portion of the allowance for doubtful accounts with its related long-term receivable included in other assets.

Shipping and Handling Costs—Shipping and handling costs billed to customers are included in sales and the related costs are included in selling expenses. Shipping and handling costs are charged to expense as incurred. Total shipping costs of $10,638, $10,543 and $6,070 were included in selling expenses for 2006, 2005 and 2004, respectively.

In 2006, the Company reclassified shipping costs charged to customers in its Americas segment that had previously been netted with revenues rather than reported at gross in accordance with the Company’s policy. Such reclassified shipping costs charged to customers totaled $2,535 and $2,066 for the years ended December 31, 2005 and 2004, respectively, resulting in an increase in net sales, gross profit and selling expenses in the accompanying consolidated statements of operations and comprehensive income (loss). These reclassifications had no impact on the Company’s net income for any period. The Company’s net sales, gross profit and selling expenses, and any ratio calculated therefrom, for the fiscal years ended December 31, 2005 and 2004, reflect the reclassifications described above.

Sales Tax—Revenues are disclosed net of sales tax collected from customers and remitted to governmental entities.

Income (Loss) Per Share—Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2006		2005		2004
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic (loss) income per share	9,543	$(0.72)	9,448	$(0.73)	9,203	$0.39

Effect of dilutive stock options	—	—	—	—	20	—

Diluted (loss) income per share	9,543	$(0.72)	9,448	$(0.73)	9,223	$0.39

The following options to purchase shares of common stock were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2006	2005	2004

Options to purchase shares of common stock	1,751	1,934	1,494

Exercise prices	$2.83 —	$3.25 —	$4.75 —
	$13.75	$13.75	$13.75

Expiration dates	July 2010 —	July 2006 —	July 2006 —
	October 2016	August 2015	May 2011

Fair Value of Financial Instruments—The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value because of the short maturity of these financial instruments.  Long-term obligations are carried at amounts that approximate fair value.

Change in Accounting for Stock-Based Compensation— Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award, at the date of grant.  The Company is utilizing the “modified prospective” method as described in SFAS No. 123R.  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires cash retained as a result of excess tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous accounting principles.  The Company recorded no excess tax benefits for the year ended December 31, 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Share-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123,  Accounting for Stock Based Compensation, adjusted for estimated forfeitures, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R.  For share awards granted in 2006, expenses are amortized under the straight-line attribution method over the requisite service period.  For all unvested share awards granted prior to 2006, expenses are amortized under the straight-line method over the remaining vesting period of the options.

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $343 or $(.04) per share for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123R, the stock-based compensation plans were accounted for using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123R.

Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method according to SFAS No. 123 during 2005 and 2004, is illustrated in the following table:

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Reported net (loss) income	$(6,880)	$3,609
Add stock-based compensation expense reported in net (loss) income	—	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	(473)	(449)
Pro forma net (loss) income	$(7,353)	$3,160

Reported basic and diluted net (loss) income per share	$(0.73)	$0.39
Add stock-based compensation expense reported in net (loss) income	—	—
Less total stock-based compensation expense, determined under the fair value method	(0.05)	(0.05)
Pro forma basic and diluted net (loss) income per share	$(0.78)	$0.34

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS No. 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company does not believe the adoption of SFAS No. 158 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

Research and Development Costs—The Company follows the policy of expensing research and developments costs in the periods incurred.  Expenditures for product research and development activities were $2,222, $2,356, and $2,109, in 2006, 2005 and 2004, respectively.  In 2006, the Company reclassified legal costs related to patents in its Americas segment that had previously been included with research and development expenses.  Such reclassified legal costs totaled $314 and $227 for the years ended December 31, 2005 and 2004, respectively, resulting in an increase in general and administrative expenses, and a decrease in research and development expenses, in the accompanying consolidated statements of operations and comprehensive income (loss).  These reclassifications had no impact on the Company’s net income for any period.

Advertising Costs—The Company follows the policy of expensing advertising costs in the periods incurred.  Advertising expenses were $516, $696, and $360, in 2006, 2005 and 2004, respectively.

Warranty— Warranty expense is estimated at the time of the sale based on historical warranty costs and analysis of defects that have occurred.

NOTE C—INVENTORIES

Inventories are summarized as follows:

	2006	2005
Raw materials	$6,043	$5,567
Work-in-process	3,318	2,642
Finished goods	4,891	4,926
	14,252	13,135

Less inventory valuation reserve	(1,234)	(1,724)
	$13,018	$11,411

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

			Estimated
	2006	2005	useful lives
Machinery and equipment	$68,221	$63,915	3-10 years
Office furniture and equipment	3,749	3,491	3 -7 years
Leasehold improvements	3,612	3,280	7-11 years
	75,582	70,686
Less accumulated depreciation and amortization	(56,783)	(51,757)
	$18,799	$18,929

Included in machinery and equipment is $598 and $222 of equipment under capital lease at December 31, 2006 and 2005, respectively.  Accumulated amortization of assets under capital lease totaled $147 and $58 at December 31, 2006 and 2005, respectively.

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following:

	2006	2005

Accrued warranty expenses	$1,144	$1,019
Accrued workers compensation	938	893
Accrued vacation	858	926
Other	2,249	2,656
	$5,189	$5,494

The Company provides a warranty for the replacement and repair of a defective product.  Historically, the Company has not experienced significant warranty costs or returns.  The Company acquired Bushman Tanks (see Note P) in August 2004.  Associated with the acquisition of Bushman Tanks was the assumption of warranties related to Bushman Tanks polyethylene water tanks.  Prior to November 1, 2006 the warranty period was 25 years.  Effective November 1, 2006, all new tanks ordered have a warranty period of 10 years.

Warranty expense is estimated by management at the time of the sale based on historical warranty costs and analysis of defects that have occurred in field installations.  The change in the Company’s warranty liability for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

Balance, January 1, 2004	$50
Expense for new warranties	192
Product warranty accrual assumed in Bushman Tanks acquisition	1,092
Warranty claims	(169)
Balance, December 31, 2004	1,165

Expense for new warranties	266
Warranty claims	(319)
Effect of foreign currency translation	(93)
Balance, December 31, 2005	1,019

Expense for new warranties	491
Warranty claims	(451)
Effect of foreign currency translation	85
Balance, December 31, 2006	$1,144

NOTE F—DEBT

The Company’s debt consists of the following at December 31:

	2006	2005

Channell Commercial Corporation, together with Channell Commercial Canada (“Channell Canada”), Channell Limited (“CL”) and Channell Europe Limited (“CEL”), which are subsidiaries of Channell Commercial Corporation, entered into a Loan and Security Agreement with an asset-based lender in the United States in September 2002. The Loan and Security Agreement contains a three-year term loan (now extended through June 2007) and is repayable in equal quarterly payments of $236 based on a five-year amortization schedule with a balloon payment of $471 at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The interest rates under the term loan were 9.25% and 7.25% at December 31, 2006 and 2005, respectively. The loans under the Loan and Security Agreement are secured by all the assets of the borrowers.

	$942	$1,885
Channell Commercial Corporation, Channell Canada, CL and CEL entered into a Loan and Security Agreement with an asset-based lender in the United States in September 2002. The Loan and Security Agreement contains a revolving credit facility that expires June 30, 2007. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The interest rate under the term loan was 9.25% and 7.25% at December 31, 2006 and 2005, respectively. The loans under the Loan and Security Agreement are secured by all the assets of the borrowers.	5,374	-

Channell Bushman Pty Ltd and controlled entities, which are subsidiaries of the Channell Commercial Corporation, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004, which contains a term loan. The interest rate under the Loan and Security Agreement at December 31, 2006 was 6.74%. The term loan under this Agreement requires payments of $316 per quarter through July 31, 2009. Channell Bushman Pty, Ltd was not in compliance with the loan covenants at December 31, 2006. The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Pty Ltd and controlled entities.

	3,629	4,077

Channell Bushman Pty Ltd and controlled entities, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004, which contains a revolving line of credit, an “earn out” facility and a capital expenditure facility. The interest rates under the Loan and Security Agreement at December 31, 2006 for the revolving line of credit, the “earn out” facility and the capital expenditure facility were 6.65%, 6.74%, and 6.85%, respectively. The loans under the Loan and Security Agreement are secured by all the assets of Channell Bushman Pty Ltd and controlled entities.

	3,745	1,497

Other	33	-
	13,723	7,459
Less current maturities	13,723	7,459

	$0	$0

Channell Commercial Corporation, Channell Canada, CL and CEL are parties to a Loan and Security Agreement with an asset-based lender in the United States.  This Agreement contains a term loan and a revolving credit facility.  The maximum amount available under the revolving credit facility is based on the level of certain qualifying assets.  The revolver under this Agreement has a $2,000 sub-limit for letters of credit.  As of December 31, 2006, outstanding letters of credit totaled $1,186.

The Agreement contains various financial and operating covenants that impose limitations on the borrowers’ ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires Channell Commercial Corporation to maintain a lockbox on the revolving credit facility.  The Agreement also contains a subjective acceleration clause if there exists an event of default under the Agreement, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid.  As of December 31, 2006, the borrowers were in default for failure: to maintain a minimum aggregate availability of $1,500 under the revolver (the aggregate availability was $851); to have prepaid the domestic revolving loans in the amount of the excess of the domestic revolving credit exposure over the domestic borrowing base; and to have delivered the projections of Channell Commercial Corporation and its subsidiaries for fiscal year 2007.  In February 2007, the borrowers received a waiver from the lender for these defaults.

On February 12, 2007, the Loan and Security Agreement was amended, among other things: (i) to extend the term of the loans through June 30, 2007; (ii) to temporarily reduce the required aggregate availability under the revolving credit facility from $1,500 to $500 through and including April 30, 2007; (iii) to temporarily reduce the reserve against borrowing availability to $300 until April 20, 2007; (iv) to aggregate the domestic borrowing base, the United Kingdom borrowing base and the Canadian borrowing base for purposes of determining the borrowing availability for domestic loans under the revolving credit facility; and (v) increase the maximum amount of the United Kingdom borrowing base from $400 to $600.  The amendment also provided a waiver of the defaults described in the preceding paragraph.  The aggregate availability under the revolving credit facility was $2,897 at February 28, 2007.

Channell Bushman Pty Ltd and controlled entities, collectively known as Bushmans Group, subsidiaries of Channell Commercial Corporation, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements.  As of December 31, 2006, the facilities under the then-current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD $3,200 that expires in January 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in January 2007.   The currently effective Loan and Security Agreement includes the following facilities: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD$3,200 that expires in April 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in April 2007.

The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  In addition, Channell Bushman Group is required to comply with certain financial covenants relating to sales, gross profit and operating profit, and the bank, at its discretion, may terminate the Agreement if such covenants are not met.  The Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as Channell Bushman Group receives payments from its customers.  The Agreement also provides that the bank will seek additional support from Channell Commercial Corporation if there is further deterioration and contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid.  The balance outstanding under the revolving line of credit, “earn out” facility, and capital expenditure facility at December 31, 2006 was $3,745.  As of December 31, 2006, Channell Bushman Group was not in compliance with the various financial covenants.  As Channell Bushman Group has not received a formal waiver for its breach of the aforementioned bank covenants, the Company has reclassified $3,878 of debt as short-term in the accompanying 2006 balance sheet.

The Company is engaged in ongoing discussions with its primary lenders with respect to the facilities described above that mature in 2007.  Based on these discussions, the Company expects that it will be able to amend its existing agreements with those lenders, or enter into new agreements with those lenders, providing for an extension of the maturity of those loan facilities beyond current maturities or providing for new loan facilities to extend beyond current maturities. In the event the Company is unable to enter new or amended agreements with its primary lenders, it believes that it can obtain adequate funding from other sources.

NOTE G—CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under various agreements which are classified as capital leases.  The leases expire on various dates through December 2010.  Future minimum payments, by year, are as follows:

Year	Amount

2007	$171
2008	256
2009	136
2010	2
565

Less amount representing interest	43
522
Less current maturities	138
$384

NOTE H—INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2006	2005	2004
Current
Federal	$78	$(119)	$(1,225)
State	24	20	1
Foreign	(104)	187	324
	(2)	88	(900)
Deferred
Federal	0	4,353	(210)
State	0	1,151	349
Foreign	(775)	(580)	(30)
	(775)	4,924	109
Total income tax expense (benefit)	$(777)	$5,012	$(791)

The components of income (loss) before income tax expense were as follows:

	2006	2005	2004
United States	$(1,127)	$(1,541)	$3,472
Foreign	(8,191)	(497)	(487)
	$(9,318)	$(2,038)	$2,985

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2006	2005	2004

U.S. Federal statutory rate	(34)%	(34)%	34%
State income taxes, net of federal tax benefit	(1)	(5)	5
Worthless stock deduction	—	—	(102)
Research and development tax credit	—	(25)	—
Change in valuation allowance	6	330	4
Nondeductible expenses	2	(1)	5
Effect of subsidiaries taxed at other than the U.S. statutory rate	19	(19)	27
	(8)%	246%	(27)%

The significant change in the effective income tax rate in 2005 is primarily the result of recognizing a full valuation allowance against the domestic net deferred tax asset in 2005.  The Company continues to maintain a full valuation allowance against its domestic net deferred tax asset in 2006.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
Assets
Patents	$147	$257
Allowance for bad debts	86	100
Inventory capitalization	67	82
Vacation pay	261	369
Accrued liabilities and reserves	103	179
Deferred gain on sale leaseback	126	156
Deferred rent	61	—
Goodwill	1,689	2,626
State tax credits and loss carryforwards	1,354	1,092
Federal tax credits and loss carryforwards	3,869	3,287
Inventory reserves	21	556
Share-based compensation	130	—
Foreign net deferred tax assets	1,736	871
	9,650	9,575
Valuation allowance	(6,268)	(7,068)
	3,382	2,507

Liabilities
Accelerated depreciation	1,646	1,636
Net deferred tax assets	$1,736	$871

The classification of the net deferred tax asset between current and non-current is as follows:

	2006	2005
Net current assets	$719	$948
Net long-term assets (liabilities)	1,017	(77)
Net deferred tax assets	$1,736	$871

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting.  The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment.  The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets.  Since the Company has had cumulative net operating losses in the domestic operations in recent years, the ability to use forecasted future earnings is diminished.  As a result, management has concluded that a full valuation allowance against the domestic net deferred tax asset was appropriate.  Accordingly, as of December 31, 2005, the valuation allowance was increased by approximately $7,068 with a corresponding adjustment to the provision for income taxes.  The Company continues to recognize a full valuation allowance against its net domestic deferred tax asset at December 31, 2006.  In addition, the Company had approximately $1,307 of net operating loss carryforwards with a potential tax benefit of $366 in one of the Asian operations within its International segment.  Management has concluded that a full valuation allowance is required on the net operating loss carryforward in one of the Asian operations within its International segment because of uncertainty regarding its realization.  The ultimate realization of the remaining net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical foreign taxable income and projections for future taxable income over periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  The amounts of deferred taxes considered realizable however, could materially change in the future if estimates of future taxable income during the carryforward period are changed.

The Company has not provided for U.S. income taxes on foreign subsidiaries’ undistributed earnings of $3,394 at December 31, 2006, since those earnings are expected to be reinvested indefinitely outside the U.S.  It is not practicable to predict the amount of U.S. income taxes that might be payable if these earnings were eventually repatriated.

As of December 31, 2006, the Company has federal net operating losses of $11,048 and state net operating losses of $24,891.  The federal net operating losses expire in varying amounts beginning in 2024 unless previously utilized.  The state net operating losses generally begin expiring in material amounts in 2011.  The Company also has foreign net operating losses of approximately $5,100 that can be carried forward indefinitely.

As of December 31, 2006, the Company has federal research and development credit carryforwards totaling $241.  The Company also has federal alternative minimum tax credit carryforwards totaling $79 that can be carried forward indefinitely.

NOTE I—STOCK-BASED COMPENSATION

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

At December 31, 2006, under the two plans described above, the Company had total unvested stock-based compensation expense of $314.  The unvested stock options will vest at various intervals over the next 2.7 years.  Total stock-based compensation expense, recognized in general and administrative expenses during 2006 is shown in the following table:

Year ended December 31, 2006
Stock-based compensation expense included in net income	$343
Effect on diluted income (loss) per share	$(0.04)

The fair value of options at the date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions for all options granted during the period:

	SFAS No. 123R Expense 2006	SFAS No. 123 Pro forma 2005	SFAS No. 123 Pro forma 2004
Expected term	5 years	5 years	5 years
Risk-free interest rate	4.7%	3.9%	3.5%
Expected volatility	62%	50%	40%
Expected forfeiture rate	9.1%	—	—
Expected dividend yield	—	—	—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.89, $3.52 and $4.80, respectively.  The expected volatility is based on the historical volatility of the Company’s common stock.  The expected term and forfeiture rate of options granted are based on analysis of historical employee termination rates and option exercises.  The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option at the date of grant.

A summary of option activity under the Company’s two stock plans, as of December 31, 2006 and changes during the year then ended is presented below:

	Shares of common stock under options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	1,934	$5.10
Options granted	44	3.32
Options forfeited	(225)	7.81
Options expired	(2)	11.00
Options exercised	—	—
Outstanding at December 31, 2006	1,751	$4.70	7.0	$4
Exercisable at December 31, 2006	1,650	$4.73	6.9	$—
Ending vested and expected to vest in the future as of December 31, 2006	1,741	$4.71	7.0	$3
Available for grant at December 31, 2006	1,201

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	563	$1.96
Granted	44	1.89
Vested	(389)	1.68
Forfeited or expired	(117)	3.01
Nonvested at December 31, 2006	101	$1.79

NOTE J—RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law.  Employees of the Company are eligible after 90 days of employment.  Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes.  The Company’s contributions are vested over five years in equal increments.  The accompanying statements of operations include contribution expense of $0, $163, and $181 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE K—RELATED PARTY TRANSACTIONS

The Company has two leases for approximately 265 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust, one of the Company’s principal stockholders, of which William H. Channell, Sr., the Company’s Chairman of the Board, and Jacqueline M. Channell, a director and the Company secretary, are co-trustees.  The term of the lease dated December 22, 1989 (as amended), for 103 square feet, expires on December 31, 2015.  The term of the lease dated May 29, 1996, for 162 square feet, expires on December 30, 2010 and has a five-year renewal option. Both leases provide for payments of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $1,383, $1,334, and $1,305 for the years ended December 31, 2006, 2005 and 2004 respectively.  Also, in 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 in connection with construction of one of the leased facilities described above.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  At December 31, 2006, the outstanding loan balance subject to the guarantee totaled $520.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  As such, the Company has not recorded a liability for this guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  Under FIN 46 and FIN 46(R), the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation since (a) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (b) William Channell, Sr., a co-trustee of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

The Company purchased insurance through Talbot Agency Inc. in 2004.  Roy H. Taylor, President of Talbot Agency Inc., is a co-trustee of the Taylor Family Trust, a beneficial owner of approximately 5% of the Company’s outstanding stock.  The total premiums and fees paid, which included commissions earned, for insurance obtained through the Talbot Agency were $44 for the year ended December 31, 2004.

In May, 2002, the Company sold its RF line of passive electronic devices to RMS Communications, Inc., which is owned by Gary Napolitano, a former officer of the Company. A sale in the amount of $800 was recorded. RMS Communications, Inc. paid the Company $125 in cash at the time of sale, and the remaining $675 was payable in monthly installments through June 30, 2003, bearing interest at 7% per annum. The account is currently in arrears. A revised secured promissory note superseding the previous promissory note with RMS Communications, Inc. and Gary Napolitano personally has been entered into with RMS Communications, Inc. and Gary Napolitano personally. The revised secured promissory note is dated December 31, 2005 and calls for the balance owed to the Company of $206 plus accrued interest of $46 to be paid in monthly installments of $3.5 until the entire amount of the note is paid.  The Company has a security interest in the inventory and a personal guarantee from Mr. Napolitano.  A reserve of approximately $153 and $165 has been recorded against the receivable as of December 31, 2006 and 2005, respectively, according to the Company’s policy for accounts receivable allowances.  The Company continues to purchase RF devices from Mr. Napolitano and from other sources depending on price and supply of product. The RF devices purchased from Mr. Napolitano’s firm in 2005 approximated $10, and were used in the Company’s product lines. The purchases in 2005 did not result in a cash payment to Mr. Napolitano as the amount was used to reduce the accounts receivable.  There were no purchases from Mr. Napolitano’s company in 2006.

Carolyn Channell was hired as an employee of the Company in June 2005. The Company paid Mrs. Channell $70 and $37 in 2006 and 2005, respectively.  Prior to being hired as an employee to handle specific insurance matters for the Company, Mrs. Channell was paid an additional $40 for her consulting services in the first half of 2005.  Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company has facilities in Dalby, Terang, and Adelaide Australia that are leased from stockholders of the Company.  These stockholders are former owners of Bushman Tanks.  The facilities comprise 72,000 square feet of manufacturing, warehouse and office space.  The aggregate rent expense paid for these facilities was $254 and $230 in 2006 and 2005, respectively.  At the time of the Bushman Tanks acquisition in 2004, the Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases were in excess of fair market value by approximately $27 per year.  Included in the liabilities assumed in the Bushman Tanks acquisition is $146 related to these unfavorable leases (see Note P).

NOTE L—COMMITMENTS AND CONTINGENCIES

Leases—The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2015.  Rent expense under all operating leases amounted to $3,277, $2,791, and $2,685 for the years ended December 31, 2006, 2005 and 2004, respectively.  Rent expense for the year ended December 31, 2006 is net of sublease rental income of $99.  Total future minimum rental payments under noncancellable operating leases and subleases with initial or remaining terms in excess of one year as of December 31, 2006, including the operating leases with the related parties discussed in Note K are as follows:

Year	Rental Payments	Sublease Income
2007	$3,248	$263
2008	3,144	131
2009	3,031
2010	2,634
2011	2,337
Thereafter	5,904
	$20,298	$394

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The base lease term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  The Company recorded income of $61, $60 and $60 in 2006, 2005 and 2004, respectively, related to the amortization of the deferred gain.  The balance of the unamortized gain was $332 and $393 at December 31, 2006 and 2005, respectively.

In March 2007 the Company agreed to pay $287 for restoration costs to the landlord of an Australian manufacturing and office facility that the Company vacated in 2006.  The majority of the settlement amount was accrued by the Company during the quarter ended December 31, 2006.  An initial payment of $185 was made in 2006 and the balance was paid in March 2007.

Employment Agreements—In December, 2003 the Company entered into an employment agreement with William H. Channell Jr., its President and Chief Executive Officer.  The employment agreement is for an initial five year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement. Mr. Channell, Jr.’s salary (1) may be increased from time to time in the discretion of the Board of Directors and (2) will be increased annually, beginning July 1, 2004, to reflect the most recently published annualized percentage increase in the consumer price index for the Los Angeles, California area.  The agreement also provides that his base salary will not be decreased below $718 (which was the base salary on the original effective date of the agreement).  Mr. Channell’s base salary for the first half of fiscal year 2006 was $773, and was increased as of July 1, 2006 in accordance with the terms of his employment agreement, to $812.  The total amount paid to Mr. Channell, Jr. as salary for 2006 was $793.

In addition to base salary, Mr. Channell, Jr. is entitled to participate in cash and other bonus programs, including the 2003 Incentive Stock Plan, 401(k) plan and the 2004 Incentive Bonus Plan.  Additionally, the employment agreement provides for incentive compensation to Mr. Channell, Jr., based upon personal performance objectives and increases in the Company’s market capitalization over a three-year period beginning in January 2004, to be paid under Mr. Channell Jr.’s Long-Term Incentive Plan.  Pursuant to the agreement, the Company is also required to maintain the following insurance policies for Mr. Channell’s benefit: (1) a personal life insurance policy for Mr. Channell under which he is entitled to designate one or more beneficiaries; (2) travel and accident insurance under which he is entitled to designate one or more beneficiaries; and (3) a disability insurance policy on Mr. Channell as to which he is the beneficiary.  Mr. Channell, Jr. is also entitled to certain other benefits, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with customary practices for senior executive officers.

In the event that (1) the Company terminates Mr. Channell, Jr.’s employment without “cause,” as defined in the agreement, (2) Mr. Channell, Jr. terminates his employment with the Company for “good reason,” which is also specifically defined in the agreement and generally consists of (a) a significant reduction of his duties, title, position or responsibilities without this consent, (b) a substantial reduction, without good business reasons, of the quality of office accommodations or employment benefits without his consent, (c) a reduction of his base salary or a material reduction in his participation in incentive bonus programs without his consent, (d) relocation of his primary office to a facility more than 50 miles away from his then primary office without his consent, or (e) a “change of control” as specifically defined in the agreement, or (3) the Company decides not to renew the agreement at the end of the initial five-year term or any subsequent five-year term, then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.  In addition, if the Company terminates Mr. Channell, Jr.’s employment for any reason other than cause, it is required to maintain the disability policy described in the preceding paragraph, at its expense, until the date on which Mr. Channell, Jr. is 65 years old.  The agreement also provides for certain benefits to Mr. Channell, Jr. upon his death or disability.

The Company entered into an employment agreement with Mr. William H. Channell, Sr., the Chairman of the Board of Directors, in July 1996 and amended that agreement in December, 2003.  The agreement is for a five-year term and is automatically renewed for additional five-year terms unless terminated earlier by either party in accordance with the agreement. The agreement provides that Mr. Channell, Sr.’s annual salary will be $50 for the remainder of the term of the agreement.  Mr. Channell, Sr.’s benefits under the agreement include (1) during the term of the agreement, the payment of premiums for a term disability policy providing for $250 in annual benefits in the case of his temporary or permanent disability, (2) during the lifetime of Mr. Channell, Sr. and his wife, Jacqueline M. Channell, medical insurance for each of Mr. and Mrs. Channell to the same extent such insurance is provided to the Company’s senior executive officers, (3) during Mr. Channell, Sr.’s lifetime, payment of a portion of the premiums on a life insurance policy owned by Mr. Channell, Sr., under which Mrs. Channell is the beneficiary, and (4) an automobile allowance. The Company accrues for these expenses as incurred.

Upon termination of the agreement by the Company without “cause” (as defined in the agreement), Mr. Channell, Sr. will be entitled to receive a lump sum payment equal to three times Mr. Channell, Sr.’s base salary and accelerated vesting of his stock options and restricted stock.  The agreement also provides for certain benefits to Mr. Channell, Sr. upon his disability.

Taxes—The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”). As of December 31, 2006, the Company and the IRS have resolved all outstanding issues except for the ordinary worthless stock deduction. The amount of the benefit under dispute is approximately $3,000. As the Company has established a full valuation reserve on the net benefit to be obtained from this credit, the resolution of the ordinary worthless stock deduction will not have a material adverse impact on the Company’s results of operations or financial position. In addition, the benefit has not been utilized on the Company’s tax returns. Also, the IRS completed an examination of the years ended December 31, 1997, 1999, 2000, 2001 and 2002. The examination was settled with the Company retaining $241 of $533 in research and development tax credits originally claimed. The Company expects that the results of these examinations will not have a material impact on the Company’s results of operations or financial condition.

Termination of transportation and logistics services by the primary freight provider for our Bushman Tanks business—As of October 12, 2006, the primary freight provider for the Company’s Bushman Tanks water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.  Accordingly, the agreement with the freight provider has been terminated, and Bushman Tanks has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman Tanks has breached the agreement.  Although the Company does not believe Bushman Tanks has breached the terms of the agreement, the Company has accrued for amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman Tanks or the freight provider may pursue legal action. In addition, as Bushman Tanks transitions its transportation and logistics services, the timing of scheduled deliveries may continue to be temporarily pushed out to subsequent periods.  The disruption in transportation and logistics services due to the termination of such services by the former freight provider, the success of the implementation of replacement transportation and logistics services, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto, could negatively affect the Company’s working capital and results of operations.

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

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks, for a purchase price of $16,838.  Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide.  The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business was to achieve certain sales and cost reduction targets.  Any amounts paid as contingent consideration were to result in additional goodwill.  Management assessed that an earn out of approximately $760 was earned for achieving the 2005 sales targets as of July 31, 2005, and this amount was accrued as an increase to goodwill during the third quarter of 2005.  In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of December 31, 2005 and March 31, 2006.  Also, under the original agreement, if certain cost reduction targets were to be achieved, the sellers were to receive one-half of the amounts of the cost reductions in the specified cost items.  In the event that the costs incurred for these items exceeded a predetermined threshold, the seller was to be liable to the Company for the amount of the costs exceeding the threshold.  Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill.  During the quarter ended June 30, 2006, the Company and the sellers entered into an agreement that modified the original terms of the contingent consideration.  Pursuant to the agreement, the Company paid approximately $148 to the sellers to settle all current claims between the parties.  The sellers will forgo any additional earn out payments, and the Company will forgo any future warranty claims.  As a result of the settlement agreement, a net amount of $86 was recorded as a reduction to goodwill.  The Company believes that any impact of this agreement will not have a material effect on its financial condition or results of operations.

NOTE M—CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom.  Cash balances held in financial institutions in the U.K. totaled $162 and $180 at December 31, 2006 and 2005, respectively.  Cash balances held in financial institutions in Australia totaled $506 and $1,338 at December 31, 2006 and 2005, respectively.  Cash balances held in financial institutions in Canada totaled $200 and $923 at December 31, 2006 and 2005, respectively.  Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is the largest industry in which the Company operates and is highly concentrated.  A relatively small number of customers account for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers accounted for 29.4%, 33.6%, and 47.8%, of the Company’s total net sales in 2006, 2005, and 2004 respectively.  Verizon accounted for 8.3% of the Company’s total net sales in 2006, 17.2% of the Company’s net sales in 2005, and 21.3% of the Company’s net sales in 2004.  The majority of sales to Verizon in 2006 and 2005 occurred in the first six months of the fiscal year. Comcast accounted for 8.0 % of the Company’s net sales in 2006, 7.1% of the Company’s net sales in 2005 and 14.3% of the Company’s net sales in 2004.  Mergers and acquisitions in the telecommunications industry not only increase the concentration of the industry and of the Company’s customer base, but also from time to time delay customers’ capital expenditures as newly merged services providers consolidate their operations.  In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected.  The Company also operates in the water storage industry in Australia.  No single customer accounts for a large percentage of sales in the sector.  The primary markets for the sale of these products are to individuals and small businesses in the farming industry.  See Note N for the relative percentages of revenue from product line sales.

NOTE N—SEGMENT AND GEOGRAPHIC INFORMATION

The operating segments of the Company have been aggregated into two geographical reporting segments:  Americas and International.  Americas includes the United States, Central and South America and Canada.  International includes Europe, Africa, the Middle East, Australia and Asia.  The chief operating decision maker of both segments is William H. Channell, Jr., President and Chief Executive Officer of the Company.  The Company’s four product lines are sold in both segments.  The following tables summarize segment information:

	2006	2005	2004
Revenues from external customers(1):
Americas(2)	$59,383	$65,283	$74,445
International	49,755	50,782	27,755
	$109,138	$116,065	$102,200
Income (loss) from operations:
Americas	$(702)	$(1,416)	$3,517
International	(7,759)	(127)	(43)
	$(8,461)	$(1,543)	$3,474
Interest income:
Americas	$29	$3	$13
International	57	67	116
	$86	$70	$129
Interest expense:
Americas	$477	$201	$225
International	466	364	393
	$943	$565	$618

Income tax expense (benefit):
Americas	$130	$5,300	$(1,125)
International	(907)	(288)	334
	$(777)	$5,012	$(791)

Identifiable assets:
Americas(3)	$28,682	$28,313	$42,918
International(4)(5)(6)	33,196	32,393	35,563
	$61,878	$60,706	$78,481

International change in goodwill:
Balance January 1,	$13,273	$13,574	$—
Impairment of goodwill	(4,829)	—	—
Goodwill acquired	—	—	12,007
Adjustment for warranty claims and earnout agreement	(86)	614	—
Foreign currency translation	813	(915)	1,567
Balance December 31,	$9,171	$13,273	$13,574

Depreciation and amortization:
Americas	$2,970	$3,060	$3,738
International	2,131	1,420	1,014
	$5,101	$4,480	$4,752

Capital expenditures:
Americas	$1,632	$2,391	$2,865
International	2,239	1,948	416
	$3,871	$4,339	$3,281

(1)                                  Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.

(2)                                  Includes export sales from the United States of approximately $42, $242, and $1,963 in 2006, 2005 and 2004, respectively.

(3)                                  Includes goodwill of $677, $674, and $659 in 2006, 2005 and 2004, respectively.  The change in goodwill relates to foreign currency translation adjustment.  Includes long-lived assets in the United States of $11,902, $13,191, and $13,902 in 2006, 2005 and 2004, respectively.

(4)                                  Includes long-lived assets in the United Kingdom of $8, $10, and $5 in 2006, 2005 and 2004, respectively.

(5)                                  Includes long-lived assets in Australia of $6,736, $5,326, and $5,513 in 2006, 2005 and 2004 respectively.

(6)                                  Includes goodwill of $9,171, $13,273 and $13,574 and non-compete agreement of $1,387, $1,477 and $1,763 in 2006, 2005 and 2004 respectively.

The Company had revenues from external customers from the following product lines:

	2006	2005	2004
Enclosures	$50,033	$51,395	$60,305
Water related products	48,736	54,881	30,690
Connectivity	8,608	9,006	9,809
Other	1,761	783	1,396
Total	$109,138	$116,065	$102,200

NOTE O—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2006 and 2005 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales(1)	$25,152	$29,948	$29,376	$24,662
Gross profit	7,589	10,336	9,197	5,961
Net loss (2)	(1,556)	(2,386)	(106)	(2,781)
Loss per share
Basic	(0.16)	(0.25)	(0.01)	(0.29)
Diluted	(0.16)	(0.25)	(0.01)	(0.29)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Net sales(1)	$31,981	$33,179	$27,506	$23,399
Gross profit	9,837	11,547	7,187	6,434
Net income (loss) (3)	426	1,277	(558)	(8,025)
Income (loss) per share
Basic	0.05	0.13	(0.06)	(0.84)
Diluted	0.04	0.13	(0.06)	(0.84)

(1)                                  Includes reclassified shipping costs, resulting in an increase to net sales and an increase to gross profit of $632 and $842 for the first and second quarters of 2006, respectively, and of $603, $819, $648 and $465 for the first, second, third and fourth quarters of 2005, respectively.  This reclassification had no effect on net income (loss) for any period.

(2)                                  During the second quarter of 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill in its International segment.

(3)                                  During the fourth quarter of 2005, the Company recorded a $7,068 charge to the provision for income taxes as a result of a valuation allowance that was provided against the domestic net deferred tax asset.  (see Note H — Income Taxes)

NOTE P—ACQUISITION

On August 2, 2004, the Company, through a majority-owned subsidiary, acquired a controlling interest in Bushman Tanks, a manufacturer and distributor of rotational molded plastic (polyethylene) water storage tanks.  The Company acquired Bushman Tanks to diversify its business through entering a new growth market with lower customer concentration that leverages the Company’s core manufacturing competency.  Bushman Tanks currently operates out of six leased facilities in Australia, located in Sydney, Dalby, Orange, Terang, Townsville, and Adelaide.  The purchase price was $16,838.  The consideration paid in excess of assets acquired was primarily attributable to expected future cash flow, the Bushman Tanks brand and expected procurement synergies.  The original Share and Asset Purchase Agreement provided for total contingent consideration of approximately $2,900 if the Bushman Tanks business was to achieve certain sales and cost reduction targets.  Any amounts paid as contingent consideration were to result in additional goodwill.  Management assessed that an earn out of approximately $760 was earned for achieving the 2005 sales targets as of July 31, 2005 and this amount was accrued as an increase to goodwill during the third quarter of 2005.  In the fourth quarter of 2005, $380 of this earn out was paid, and $380 remained as an accrued liability as of December 31, 2005 and March 31, 2006.  Also, under the original Agreement, if certain cost reduction targets were to be achieved, the sellers were to receive one-half of the amounts of the cost reductions in the specified cost items.  In the event that the costs incurred for these items exceeded a predetermined threshold, the seller was to be liable to the Company for the amount of the costs exceeding the threshold.  Accordingly, $146 was recorded as a receivable for warranty claims during 2005 and recorded as a reduction to goodwill.  During the quarter ended June 30, 2006, the Company and the sellers entered into an agreement that modified the original terms of the contingent consideration.  Pursuant to the agreement, the Company paid approximately $148 to the sellers to settle all current claims between the parties.  The sellers will forgo any additional earn out payments and the Company will forgo any future warranty claims.  As a result of the settlement agreement, a net amount of $86 was recorded as a reduction to goodwill.  The Company believes that any impact of this agreement will not have a material effect on its financial condition or results of operations.

Consideration for the acquisition of $16,838 consisted of $8,016 in cash contributed by the Company, 175,113 shares of Channell Commercial Corporation’s common stock valued at $714, a $5,520 term loan from The National Australia Bank Ltd, and $2,588 in cash contributed by ANZ Private Equity, a unit of Australia and New Zealand Banking Group Ltd.  As a result of the transaction, the Company acquired a 75% equity interest in Bushman Tanks, and ANZ Private Equity acquired the remaining 25%. In addition, the Company incurred direct acquisition costs of $758.  The Bushman Tanks acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values.

On August 2, 2004, Channell Commercial Corporation and Channell Bushman Pty Ltd entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman Pty Ltd.  As part of the agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman Pty Ltd with Channell Commercial Corporation appointing the remaining three members.  The agreement specifies that certain actions taken by the Board of Directors require unanimous approval, among other things, a proposal to sell all or substantially all of the assets of Channell Bushman Pty Ltd, material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

The Company believes that it is the intent of the private equity party to exit from its investment in Channell Bushman Pty Ltd within 5 years after the original investment.  The Agreement contains clauses to facilitate the exit of the private equity party.  The Agreement specifies that after the date that is two years after the original investment, Channell Commercial Corporation has an option to acquire all of the shares owned by the private equity party.  The Agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the Agreement.  After the date that is five years after the original investment, both Channell Commercial Corporation and the private equity party have the right to initiate a sale of

Channell Bushman Pty Ltd.  At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman Pty Ltd would be offered for sale with the assistance of a financial advisor.

The results of operations of Bushman Tanks are included in the Consolidated Statement of Operations from the date of acquisition (August 2, 2004). The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Bushman Tanks acquisition at August 2, 2004:

Allocated
Purchase Price
Acquired assets:
Cash	$99
Receivables, net	2,211
Inventories	2,399
Other assets	88
Deferred taxes	215
Property, plant, and equipment, net	3,089
Goodwill	12,007
Intangible non-compete	1,600
Trademark intangible	621
Total Assets	22,329

Assumed liabilities:
Accounts payable	3,109
Short term debt	35
Accrued liabilities	1,589
Total liabilities	4,733

Purchase price	16,838
Direct cost of acquisition	758
Net assets acquired	$17,596

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
	Balance at		Charged to	Charged to		Balance at
	Beginning of		Cost and	Other	Write-offs and	End of
	Period		Expenses	Accounts	Deductions, Net	Period

Accounts receivables reserves	(2006)	$265	$(28)	$20	$(37)	$220
	(2005)	319	95	40	(189)	265
	(2004)	356	1,542	(56)	(1,523)	319

Inventory valuation reserve	(2006)	$1,724	$131	—	$(621)	$1,234
	(2005)	1,251	797	—	(324)	1,724
	(2004)	836	735	$89	(409)	1,251

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

CATV (Community Antenna Television): More commonly known as cable TV.

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

FTTP (Fiber-To-The-Premises):  In a long distance network consisting of fiber optics, fiber-to-the-premises refers to the fiber optics running from the distribution plant to the customer premise, which may be the curb or the outside wall of the premise, at which point copper is used for the remaining connection.

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