Form 10-Q
period 2007-03-31
CHANNELL COMMERCIAL CORP
filed 2007-05-15
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐  No  ☒

9,543,584 shares of common stock of the registrant were outstanding at May 10, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.                          Financial Statements.

CHANNELL COMMERCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2007	2006

Net sales	$32,853	$25,152
Cost of goods sold	22,879	17,563
Gross profit	9,974	7,589

Operating expenses
Selling	5,246	5,339
General and administrative	4,223	3,267
Research and development	429	536
	9,898	9,142

Income (loss) from operations	76	(1,553)
Interest income	13	18
Interest expense	(185)	(120)
Loss before income tax benefit	(96)	(1,655)

Income tax benefit	(146)	(18)
Net income (loss) before minority interest	50	(1,637)
Minority interest in loss of subsidiaries	(65)	(81)
Net income (loss)	$115	$(1,556)

Net income (loss) per share
Basic and diluted	$0.01	$(0.16)

Net income (loss)	$115	$(1,556)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	397	(342)

Comprehensive income (loss)	$512	$(1,898)

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,225	$2,235
Accounts receivable, net of allowance for doubtful accounts of $139 at March 31, 2007 and $220 at December 31, 2006	16,684	11,673
Inventories, net	15,698	13,018
Prepaid expenses and other current assets	965	931
Income taxes receivable	783	881
Deferred income taxes, net	736	719
Total current assets	36,091	29,457

Property and equipment, net	18,564	18,799
Deferred income taxes, net	1,041	1,017
Goodwill	10,075	9,848
Intangible assets, net	2,101	2,097
Other assets	790	660
	$68,662	$61,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,212	$10,902
Short-term debt (including current maturities of long-term debt)	13,522	13,723
Current maturities of capital lease obligations	179	138
Accrued expenses	5,365	4,371
Total current liabilities	35,278	29,134

Capital lease obligations, less current maturities	491	384
Other long-term liabilities	1,338	1,332
Commitments and contingencies (Note 7)	—	—
Minority interest	833	878

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	-
Common stock, par value $.01 per share, authorized—19,000 shares; issued — 9,787 at March 31, 2007 and December 31, 2006; outstanding - 9,543 shares at March 31, 2007 and December 31, 2006	98	98
Additional paid-in capital	31,153	31,093
Treasury stock — 244 shares in 2007 and 2006	(1,871)	(1,871)
Accumulated deficit	(45)	(160)
Accumulated other comprehensive income -
Foreign currency translation	1,387	990
Total stockholders’ equity	30,722	30,150
	$68,662	$61,878

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$115	$(1,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,187	1,149
Stock-based compensation	60	81
Loss on disposal of fixed assets	23	—
Amortization of deferred gain on sale leaseback	(15)	(15)
Provision for doubtful accounts	(7)	(174)
Provision for inventory obsolescence	33	—
Minority interest in income loss of subsidiaries	(65)	(81)
Changes in operating assets and liabilities:
Accounts receivable	(4,824)	(3,420)
Inventories	(2,583)	125
Prepaid expenses and other current assets	(25)	(208)
Income taxes receivable	105	(258)
Other assets	(128)	50
Accounts payable	4,795	3,043
Accrued expenses and other liabilities	946	(439)
Net cash used in operating activities	(383)	(1,703)

Cash flows from investing activities:
Purchase of property and equipment	(339)	(300)
Proceeds from the sales of property and equipment	66	—
Net cash used in investing actitivities	(273)	(300)

Cash flows from financing activities:
Repayment of debt	(792)	(532)
Borrowings from credit facilities	402	1,807
Repayment of obligations under capital lease	(61)	(13)
Net cash (used in) provided by financing activities	(451)	1,262

Effect of exchange rates on cash	97	(50)
Decrease in cash and cash equivalents	(1,010)	(791)
Cash and cash equivalents, beginning of period	2,235	3,148
Cash and cash equivalents, end of period	$1,225	$2,357
Cash paid during the period for:
Interest	$289	$172
Income taxes	$11	$21
Non-cash investing activities:
Purchases of property and equipment which are included in obligations under capital leases and accounts payable	$295	$37

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2007
(UNAUDITED)
(amounts in thousands)

							Accumulated
			Additional				other	Total
	Common stock		paid-in	Treasury stock		Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	defecit	income	equity

Balance, January 1, 2007	9,787	$98	$31,093	244	$(1,871)	$(160)	$990	$30,150

Stock-based compensation	—	—	60	—	—	—	—	60

Foreign currency translation	—	—	—	—	—	—	397	397

Net income for the period	—	—	—	—	—	115	—	115

Balance, March 31, 2007	9,787	$98	$31,153	244	$(1,871)	$(45)	$1,387	$30,722

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007 and 2006
(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally excepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

Reclassifications.  In the first quarter of 2007, the Company reclassified the long-term portion of accrued workers compensation from accrued expenses to other long-term liabilities, including the December 31, 2006 amount of $818 for comparative purposes. The Company had previously classified such accrued expenses under current liabilities. The Company’s current liabilities, and any ratio calculated therefrom, as used throughout this Quarterly Report for the period ended March 31, 2007 reflect the reclassification described above.

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant. At March 31, 2007, the Company had total unvested stock-based compensation expense of $263. The unvested stock options will vest at various intervals over the next 2.5 years. Total stock-based compensation expense, recognized in general and administrative expenses, was $60 and $81 during the first quarter of 2007 and 2006, respectively. There were no options granted during the three months ended March 31, 2007.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2007	December 31, 2006

Raw Materials	$7,799	$6,043
Work-in-Process	3,945	3,318
Finished Goods	5,223	4,891
	16,967	14,252
Less inventory valuation reserve	(1,269)	(1,234)
	$15,698	$13,018

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006. Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method. For the three months ended March 31, 2007, the calculation of dilutive shares from the exercise of stock options resulted in a number of dilutive shares that rounded to less than 1. For the three months ended March 31, 2006, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,543	$0.01	9,543	$(0.16)
Effect of dilutive stock options	—	—	—	—
Diluted income (loss) per share	9,543	$0.01	9,543	$(0.16)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	Three months ended March 31,
	2007	2006

Options to purchase shares of common stock	1,748	1,837
Exercise prices	$3.60 - $13.75	$3.25 - $13.75
Expiration dates	July 2010 - October 2016	July 2006 - February 2016

5.              Segments.  The operating segments of the Company have been aggregated into two geographical reporting segments: Americas and International. Americas includes the United States, Central and South America and Canada. International includes Europe, Africa, the Middle East, Australia and Asia. The chief operating decision maker is William H. Channell, Jr., President and Chief Executive Officer of the Company. The Company’s four product lines are sold in both segments. The following tables summarize segment information:

	Three months ended March 31,
	2007	2006
Revenues from external customers (1):
Americas	$18,664	$13,485
International	14,189	11,667
	$32,853	$25,152
Income (loss) from operations:
Americas	$466	$(1,196)
International	(390)	(357)
	$76	$(1,553)
Interest expense, net:
Americas	$139	$86
International	33	16
	$172	$102

(1)          Note:  Revenues from Australia exceeded 10% of total revenues for the three months ended March 31, 2007 and 2006. Revenues from Australia totaled $12,801 and $10,561 for the three month periods in 2007 and 2006, respectively.

The Company has revenues from external customers from the following product lines:

	Three months ended March 31,
	2007	2006

Product lines:
Enclosures	$13,513	$11,676
Water related products	15,542	11,296
Connectivity	2,500	1,997
Other	1,298	183
	$32,853	$25,152

6.              Income Taxes.  The effective tax rate is (152.1%) for the three months ended March 31, 2007, compared to the statutory rate of 34%. The effective rate is based on the expected rate for the year. The income tax benefit recorded for the three months ended March 31, 2007 is a result of the losses from the foreign operations of the Company. The Company has not recorded income tax expense on the income of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s deferred tax assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of SFAS No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transitions issues. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements. As of the date of the adoption, the Company had no unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of the date of adoption, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The 2003 through 2006 tax years remain subject to examination by federal tax authorities while most state and foreign jurisdictions remain subject to examination from 2002 through 2006.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the date of the adoption and March 31, 2007, the Company had no provisions for interest or penalties related to uncertain tax positions.

7.              Commitments and Contingencies.  Employment Agreements—In December, 2003 the Company entered into an employment agreement with William H. Channell Jr., its president and chief executive officer. The employment agreement is for an initial five-year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement. Mr. Channell, Jr.’s salary (1) may be increased from time to time at the discretion of the Board of Directors and (2) will be increased annually, beginning July 1, 2004, to reflect the most recently published annualized percentage increase in the consumer price index for the Los Angeles, California area. The agreement also provides that his base salary will not be decreased below $718 (which was the base salary on the original effective date of the agreement). In addition to base salary, Mr. Channell, Jr. is entitled to participate in cash and other bonus programs, including the 2003 Incentive Stock Plan, 401(k) plan and the 2004 Incentive Bonus Plan. Pursuant to the agreement, the Company is also required to maintain certain insurance policies for Mr. Channell Jr.’s benefit and he is also entitled to certain other benefits, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with customary practices for senior executive officers. In the event that (1) the Company terminates Mr. Channell, Jr.’s employment without “cause,” as defined in the agreement, or (2) Mr. Channell, Jr. terminates his employment with the Company for “good reason,” which is also specifically defined in the agreement, then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him. In addition, if the Company terminates Mr. Channell, Jr.’s employment for any reason other than cause, it is required to maintain Mr. Channell, Jr.’s disability policy, at its expense, until the date on which Mr. Channell, Jr. is 65 years old. The agreement also provides for certain benefits to Mr. Channell, Jr. upon his death or disability.

The Company was party to an employment agreement with William H. Channell, Sr., the Company’s former chairman of the board of directors. The agreement was terminated on April 8, 2007, the date on which Mr. Channell, Sr. passed away. In accordance with the agreement, the Company will continue to provide Mrs. Channell with medical insurance (to the same extent such insurance is provided to the Company’s senior executive officers) during her lifetime.

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”). As of March 31, 2007, the Company and the IRS have resolved all outstanding issues except for the ordinary worthless stock deduction. The amount of the benefit under dispute is approximately $3,000. The net benefit recognized for this position is approximately $300 with the remaining benefit being offset by the valuation allowance that has been established against the deferred tax asset. The Company does not anticipate a material adverse impact on its financial statements for this item.

Termination of Transportation and Logistics Services by Primary Freight Provider for Bushman Tanks Business.  As of October 12, 2006, the primary freight provider for the Company’s Bushman Tanks water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services. Accordingly, the agreement with the freight provider has been terminated, and Bushman Tanks has reserved its rights in relation to any damages it suffers as a result of the termination of such services. The freight provider claims that Bushman Tanks has breached the agreement. Although the Company does not believe Bushman Tanks has breached the terms of the agreement, the Company has accrued for amounts in dispute. If the dispute with the freight provider cannot be resolved, either Bushman Tanks or the freight provider may pursue legal action. In addition, as Bushman Tanks transitions its transportation and logistics services, the timing of scheduled deliveries may continue to be temporarily pushed out to subsequent periods. The disruption in transportation and logistics services due to the termination of such services by the former freight provider, the success of the implementation of replacement transportation and logistics services, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto, could negatively affect the Company’s working capital and results of operations.

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

8.              Concentrations.  Sales to Verizon of $3,657 in the first quarter of 2007 represented 11.1% of the Company’s sales in the period. Sales to Verizon of $2,344 in the first quarter of 2006 represented 9.3% of the Company’s sales in the period.

9.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities. The loan amount subject to the guarantee is expected to decline before expiring in 2017. The Company has not recorded a liability for this guarantee. At March 31, 2007, the outstanding loan balance subject to the guarantee totaled approximately $512. The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46(R), Consolidation of Variable Interest Entities, since (a) there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan, (b) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (c) William Channell, Jr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

10.       Goodwill and Other Intangible Assets.  The balance of goodwill and intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.

The Company tests the value of goodwill for impairment annually at December 31 (prior to December 31, 2006 goodwill was tested for impairment at June 30 for the Bushman Tanks reporting unit) or whenever events or changes in circumstance indicate that a condition of impairment may exist. The goodwill for the Bushman Tanks reporting unit was reassessed for impairment on December 31, 2006. The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment. In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in the discounted cash flow analysis supporting the fair value determination. Inherent uncertainties exist in determining and applying such factors.

The changes in the carrying amount of goodwill, the non-compete agreement and the nonamortizable trademark intangible, are summarized below for the three months ended March 31, 2007:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at December 31, 2006	$9,848	$1,387	$710
Amortization of non-compete agreement	—	(46)	—
Effect of foreign currency translation	227	33	17
Balance at March 31, 2007	$10,075	$1,374	$727

As of March 31, 2007, the Company has recorded goodwill of $683 in its Canadian reporting unit, which is part of the Americas segment and $9,392 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense based on current intangible balances and the March 31, 2007 foreign currency exchange rates, is $188 per year for the next five fiscal years, and $434 thereafter.

11.       Loan and Security Agreements.  The Company entered into a Loan and Security Agreement with an asset-based lender in the United States in September of 2002. This Agreement contains a term loan and a revolving credit facility. The maximum amount available under the revolving credit facility is based on a level of certain qualifying assets. The revolver under this Agreement has a $2,000 sub-limit for letters of credit. On February 12, 2007, the Loan and Security Agreement was amended, among other things: (i) to extend the term of the loans through June 30, 2007; (ii) to temporarily reduce the required aggregate availability under the revolving credit facility from $1,500 to $500 through and including April 30, 2007; (iii) to temporarily reduce the reserve against borrowing availability to $300 until April 30, 2007; (iv) to aggregate the domestic borrowing base, the United Kingdom borrowing base and the Canadian borrowing base for purposes of determining the borrowing availability for domestic loans under the revolving credit facility; and (v) increase the maximum amount of the United Kingdom borrowing base from $400 to $600. In April 2007 the agreement was further amended to, among other things, eliminate the temporary reduction in the required aggregate availability and the reserve against borrowing availability. The loans under the Loan and Security Agreement are secured by all of the assets of the Company. The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends. The Agreement requires the Company to maintain a lockbox on the revolving credit facility. The Agreement also contains a subjective acceleration clause if there exists an event of default under the Agreement, which allows the asset-based lender to terminate the facility and require that any outstanding obligation to be repaid. The balance outstanding at March 31, 2007 under the revolving line of credit was $5,070 and under the term loan was $471. As of March 31, 2007, outstanding letters of credit totaled $1,186. The remaining term loan balance was paid off in April 2007. The revolving line of credit and the term loan have been classified as a current liability.

Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, subsidiaries of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements. As of March 31, 2007, the facilities under the then-current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD $3,200 that expires in April 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in April 2007. The bank has informally extended the maturity date of the facilities expiring in April 2007 to May 31, 2007. Channell Bushman Group expects to receive a further extension of those facilities through July 31, 2007 and is currently in negotiation with the bank with respect to the terms governing the extension of those facilities. Channell Bushman Group is also simultaneously seeking financing from other sources to refinance its current credit facilities.

The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends. In addition, Channell Bushman Group is required to comply with certain financial covenants relating to sales, gross profit and operating profit, and the bank, at its discretion, may terminate the Agreement if such covenants are not met. The Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as Channell Bushman Group receives payments from its customers. The Agreement also provides that the bank will seek additional support from Channell Commercial Corporation if there is further deterioration and contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid. The balance outstanding under the Loan and Security Agreement at March 31, 2007 was $7,949. As of March 31, 2007, Channell Bushman Group was not in compliance with the various financial covenants. As Channell Bushman Group has not received a formal waiver for its breach of the aforementioned bank covenants, the Company has reclassified $3,640 of debt as short-term in the accompanying March 31, 2007 balance sheet.

The Company is engaged in ongoing discussions with its primary lenders with respect to the facilities described above that mature in 2007. Based on these discussions, the Company expects that it will be able to (i) amend its existing agreements or enter into new agreements with those lenders, providing for an extension of the maturity of those loan facilities beyond current maturities or providing for new loan facilities to extend beyond current maturities or (ii) obtain adequate funding from other sources.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the last five years, demand for communications infrastructure equipment has fluctuated dramatically. At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and enhancing free cash flow to strengthen their balance sheets and pay down debt. These changes had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in the Company’s revenues and contributed to its recent operating losses.

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and widespread water conservation efforts. Demand for the Company’s water storage products is also driven by regulatory factors at the local, state, and federal government levels. Recently, portions of Australia have experienced significant rainfall which, if continued, could negatively affect the sales of the Company’s product.

Within both the communications infrastructure market and water storage market, the historically high price of petroleum commodities has had a negative impact on the Company’s gross margins. The products manufactured in both of the markets in which the Company operates are primarily composed of polyethylene resins, which are primarily derived from commodities such as oil and natural gas. The Company is limited in its ability to pass on incremental price increases to its customers. Continued commodity price increases would have a negative impact on the Company’s performance.

The Company continues to invest in the development of new communications infrastructure products and water storage tanks and believes that in both markets it has leading product portfolios in terms of performance and features.

The Company measures its success by monitoring net sales and gross margins with a near-term goal of maintaining positive cash flows, while striving to achieve long-term operating profits. The Company believes that there continues to be long-term growth opportunities within both the communications infrastructure equipment and water tank markets.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 with the Three Months Ended March 31, 2006

Net Sales.  Net sales in the first quarter of 2007 were $32.9 million, an increase of $7.7 million or 30.6% compared to the first quarter of 2006. The increase is due to higher demand for the Company’s products in both of the Company’s operating segments.

Americas net sales were $18.7 million in the first quarter of 2007, an increase of $5.2 million or 38.5% over the same period in 2006. The increase was due primarily to a higher volume of sales to the Company’s core telecom and cable customers. Sales to large telecom and cable service providers fluctuate period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $14.2 million in the first quarter of 2007, an increase of $2.5 million or 21.4% over the same period in 2006. The higher sales volume was a result of increased demand for the Company’s products due to favorable market conditions in Australia.

Sales to Verizon of $3.7 million in the first quarter of 2007 represented 11.1% of Company sales in the period. Sales to Verizon of $2.3 million in the first quarter of 2006 represented 9.3% of the Company sales in the period. Sales to Verizon have historically fluctuated from period to period. Accordingly, the Company cannot accurately predict what sales to Verizon will be for the remainder of 2007.

Gross Profit.  Gross profit in the first quarter of 2007 was $10.0 million, an increase of $2.4 million or 31.6% compared to the first quarter of 2006. The increase was primarily due to higher gross profit dollars in the Americas segment. Gross profit dollars in the Americas segment increased $2.0 million from $3.8 million in the first quarter of 2006 to $5.8 million in the first quarter of 2007. Gross profit of $4.2 million in the first quarter of 2007 in the International segment was $0.4 million higher than in the 2006 period.

As a percentage of net sales, gross profit increased from 30.2% in the first quarter of 2006 to 30.4% in the first quarter of 2007. The increase is primarily due to an increase in the gross profit percentage in the Americas segment from 27.7% in the first quarter of 2006 to 30.9% in the first quarter of 2007. This increase is primarily due to an increase in fixed cost absorption on the higher sales volume. Offsetting the increase in the gross profit percentage in the Americas segment was a decrease in the gross profit percentage in the International segment from 33.0% in the first quarter of 2006 to 29.6% in the first quarter of 2007. This decrease was primarily due to higher raw material costs related to increased commodity prices; due to competition, the Company was not able to pass on all of the increase to customers.

Selling.  Selling expenses were $5.2 million in the first quarter of 2007, a decrease of $0.1 million or 1.9% from the first quarter of 2006.

As a percentage of net sales, selling expenses decreased from 21.2% in the 2006 period to 16.0% in the 2007 period. The decrease is primarily due to an increased absorption of the fixed costs on the higher sales volume along with increased efficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $4.2 million in the first quarter of 2007, an increase of $0.9 million or 27.3% from the first quarter of 2006. The increase is due primarily to higher compensation expense due to increased head count and to higher incentive compensation expense of $0.3 million. Also contributing to the increase was approximately $0.2 million in higher depreciation expense related to upgraded information systems.

As a percentage of net sales, general and administrative expense decreased from 13.0% in the 2006 period to 12.9% in the 2007 period.

Research and Development.  Research and development expenses were $0.4 million in the first quarter of 2007, a decrease of $0.1 million or 20.0% from the first quarter of 2006. Spending on new product development programs was slightly less than the previous year.

As a percentage of net sales, research and development expenses decreased from 2.1% in the first quarter of 2006 to 1.3% in the first quarter of 2007 as a result of increased sales volume and a slight decrease in research and development costs.

Income (Loss) from Operations.  As a result of the items discussed above, income from operations was $0.1 million in the first quarter of 2007 compared to a loss from operations of ($1.6) million in the first quarter of 2006. Operating margin as a percent of sales was 0.2% in the 2007 period compared to (6.2%) in the 2006 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.2 million in the first quarter of 2007 and $0.1 million in the first quarter of 2006.

Income Taxes.  There was an income tax benefit of $0.1 million in the first quarter of 2007 compared to an income tax benefit of eighteen thousand dollars in the first quarter of 2006. The effective tax rate was (152.1%) in the first quarter of 2007 and (1.1%) for the same period in 2006. Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S. The tax benefit recorded in both years was a result of the loss in the Company’s foreign operations.

Liquidity and Capital Resources

Net cash used in operating activities was ($0.4) million for the three months ended March 31, 2007, compared to ($1.7) million in the same period in 2006. The cash used in operating activities in 2007 is primarily due to an increase in accounts receivable and inventories of $7.4 million, resulting from the increase in operating activities in both segments of the Company. The use of cash in operating activities described above was offset by an increase in accounts payable and accrued expenses of $5.7 million and by approximately $1.2 million in non-cash deductions, most of which is depreciation and amortization.

Net cash used in investing activities was ($0.3) million for the quarters ended March 31, 2007 and 2006. The relatively small amount of cash used in the acquisition of the property and equipment resulted from the Company’s efforts to reduce non-critical cash expenditures in both years.

Net cash used in financing activities was ($0.5) million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $1.3 million in the same period of 2006. The decrease is due to the Company’s higher repayment of debt relative to the borrowings in the current year as compared to the borrowings under the Company’s credit facilities in the 2006 period.

Cash and cash equivalents on March 31, 2007 were $1.2 million, compared to $2.2 million at December 31, 2006.

Net accounts receivable increased to $16.7 million at March 31, 2007 from $11.7 million at December 31, 2006 due to the significantly higher volume of sales resulting from the increased demand in the first quarter of 2007. In terms of days sales outstanding, accounts receivable increased from 43 days at December 31, 2006 to 46 days at March 31, 2007. The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the first quarter in 2007 as compared to the end of 2006.

Inventories increased to $15.7 million at March 31, 2007 from $13.0 million at December 31, 2006 due to the increase in inventories related to the higher volume of manufacturing activity to support the higher sales in the first quarter of 2007. Days inventory decreased from 63 days at December 31, 2006 to 62 days at March 31, 2007.

Accounts payable increased from $10.9 million at December 31, 2006 to $16.2 million at March 31, 2007 due to the significantly higher volume of activity in the first quarter of 2007. Days payables were 53 days at December 31, 2006 and 64 days at March 31, 2007 due to the increase in accounts payable at the end of the first quarter.

The Company is actively managing expenditures for capital assets and working capital requirements to reduce cash needs for 2007 and beyond. The Company focused expenditures for capital assets on purchases for projects that will provide positive long-term cash flow. In addition, the Company is pursuing market opportunities and designing products that will consume idle or slow moving inventory to further reduce the need for current and long-term cash flow. The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 11 will be sufficient to fund the Company’s capital expenditure and working capital requirements for the next twelve months.

The Company’s U.S. Loan and Security Agreement expires on June 30, 2007. The Company believes that it will be able to extend the agreement for the next twelve months.

As of March 31, 2007 the Company’s Australian operations were not in compliance with various financial covenants under its Australian Loan and Security Agreement. A waiver of noncompliance has not been granted by the lender. Accordingly, related borrowings are classified as current liabilities as of March 31, 2007. Channell Bushman Group is currently in the process of renegotiating the Agreement with the Bank and expects to be able to enter into a new Agreement with the bank. Channell Bushman Group has not been precluded from drawing on its credit facilities during the negotiation period; however, in the event that Channell Bushman Group is not able to successfully renegotiate an Agreement with the bank, then the bank may take further action against Channell Bushman Group as described in Note 11. Simultaneously, Channell Bushman Group is seeking financing from other sources to refinance its current credit facilities.

The Company is engaged in ongoing discussions with its primary lenders with respect to the facilities described above that mature in 2007. Based on these discussions, the Company expects that it will be able to (i) amend its existing agreements with those lenders, or enter into new agreements with those lenders, providing for an extension of the maturity of those loan facilities beyond current maturities or providing for new loan facilities to extend beyond current maturities or (ii) obtain adequate funding from other sources.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations. In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997. The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability. If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust. At March 31, 2007, the outstanding loan balance subject to the guarantee totaled $512.

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

The Company believes that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of its most recent Annual Report on Form 10-K have the greatest potential impact on its financial statements, so it considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates the Company uses in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and income taxes. These policies require that the Company make estimates in the preparation of its financial statements as of a given date.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements. In September 2002, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that has been extended through June 30, 2007. The agreement contains a term loan and a revolving line of credit. In August 2004, the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains a term loan that expires in July 2009, a revolving line of credit that expires in May 2007, an “earn out” facility that expires in July 2008, a capital expenditure facility that expires in July 2008 and a master asset finance agreement facility that expires in May 2007. The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate. The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

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

Item 4.                          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2007, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective, as described below, as of the end of the period covered by this report.

One of the Company’s subsidiaries, Bushman Tanks, was previously a closely-held, family run business with mostly manual controls in place. During the process of assessing the status of the internal control infrastructure, the Company previously identified significant deficiencies in internal controls that rose to the level of “material weaknesses” in financial closing, revenue and purchasing cycles.

As a result of the weaknesses identified in management’s evaluation, the Company committed to:

•                  Implement the Company’s Oracle information system in the Bushman Tanks subsidiary to improve the processes in the revenue and purchasing cycles. The Company has developed a plan to complete the implementation in 2007.

•                  Design/implement and document control procedures adequate to support the Company’s day-to-day accounting and the financial closing and reporting process.

Therefore, remediation of the material weaknesses in financial closing, revenue and purchasing cycles is not yet complete.

Changes in Internal Control Over Financial Reporting

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

Item 1A.                 Risk Factors.

Not applicable.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                          Defaults Upon Senior Securities.

Not applicable.

Item 4.                          Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                          Other Information.

Not applicable.

Item 6.                          Exhibits.

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

10.33

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(21)

10.34

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(23)

10.35

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (24)

10.36

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among Channell Commercial Corporation and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(25)

10.37

Sixth Amendment to Loan and Security Agreement dated as of April 2, 2007 by and among Channell Commercial Corporation and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (26)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

21	Subsidiaries of the Company (Exhibit 21)(16)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(26)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(26)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(26)

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

Dated:  May 15, 2007

CHANNELL COMMERCIAL CORPORATION
(Registrant)

By	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)