Form 10-Q
period 2007-06-30
CHANNELL COMMERCIAL CORP
filed 2007-08-14
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

9,544,134 shares of common stock of the registrant were outstanding at August 9, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Net sales	$69,575	$55,100	$36,722	$29,948

Cost of goods sold	47,674	37,175	24,795	19,612
Gross profit	21,901	17,925	11,927	10,336

Operating expenses

Selling	11,470	11,074	6,224	5,735

General and administrative	8,074	6,289	3,851	3,022

Research and development	915	1,087	486	551

Impairment of goodwill	—	4,829	—	4,829
	20,459	23,279	10,561	14,137

Income (loss) from operations	1,442	(5,354)	1,366	(3,801)

Interest income	21	33	8	15

Interest expense	(483)	(319)	(298)	(199)
Income (loss) before income tax expense	980	(5,640)	1,076	(3,985)

Income tax expense (benefit)	20	(278)	166	(260)
Net income (loss) before minority interest	960	(5,362)	910	(3,725)

Minority interest in loss of subsidiaries	(86)	(1,420)	(21)	(1,339)
Net income (loss)	$1,046	$(3,942)	$931	$(2,386)

Net income (loss) basic and diluted	$0.11	$(0.41)	$0.10	$(0.25)

Net income (loss)	$1,046	$(3,942)	$931	$(2,386)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	819	(142)	422	200

Comprehensive income (loss)	$1,865	$(4,084)	$1,353	$(2,186)

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$601	$2,235
Accounts receivable, net of allowance for doubful accounts of $178 at June 30, 2007 and $220 at December 31, 2006	17,570	11,673
Inventories, net	18,157	13,018
Prepaid expenses and other current assets	816	931
Income taxes receivable	307	881
Deferred income taxes, net	774	719
Total current assets	38,225	29,457

Property and equipment, net	19,143	18,799
Deferred income taxes, net	1,094	1,017
Goodwill	10,613	9,848
Intangible assets, net	2,159	2,097
Other assets	730	660
	$71,964	$61,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,827	$10,902
Short-term debt (including current maturities of long-term debt)	16,249	13,723
Current maturities of capital lease obligations	295	138
Accrued expenses	5,652	4,371
Total current liabilities	37,023	29,134

Capital lease obligations, less current maturities	683	384
Other long-term liabilities	1,267	1,332
Commitments and contingencies (Note 7)	—	—
Minority interest	855	878

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued – 9,787 at June 30, 2007 and December 31, 2006; outstanding - 9,543 shares at June 30, 2007 and December 31, 2006	98	98
Additional paid-in capital	31,214	31,093
Treasury stock – 244 shares in 2007 and 2006	(1,871)	(1,871)
Retained earnings (accumulated deficit)	886	(160)
Accumulated other comprehensive income - Foreign currency translation	1,809	990
Total stockholders’ equity	32,136	30,150
	$71,964	$61,878

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,046	$(3,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,552	2,354
Stock-based compensation	121	186
Loss (gain) on disposal of fixed assets	31	(2)
Amortization of deferred gain on sale leaseback	(30)	(30)
Impairment of goodwill	—	4,829
Provision for doubtful accounts	29	1
Provision for inventory obsolescence	179	—
Minority interest in loss of subsidiaries	(86)	(1,420)
Changes in operating assets and liabilities:
Accounts receivable	(5,303)	(4,488)
Inventories	(4,816)	(1,020)
Prepaid expenses and other current assets	135	8
Income taxes receivable	592	(900)
Other assets	(65)	20
Accounts payable	3,086	3,475
Accrued expenses and other liabilities	1,025	(209)
Net cash used in operating activities	(1,504)	(1,138)

Cash flows from investing activities:
Purchase of property and equipment	(1,760)	(866)
Proceeds from the sales of property and equipment	83	42
Net cash used in investing actitivities	(1,677)	(824)

Cash flows from financing activities:
Repayment of debt	(1,664)	(1,066)
Borrowings from credit facilities	3,640	3,519
Repayment of obligations under capital lease	(34)	(69)
Net cash provided by financing actitivities	1,942	2,384
Effect of exchange rates on cash	(395)	(343)
Increase (decrease) in cash and cash equivalents	(1,634)	79
Cash and cash equivalents, beginning of period	2,235	3,148
Cash and cash equivalents, end of period	$601	$3,227
Cash paid during the period for:
Interest	$521	$364
Income taxes	$13	$235
Non-cash investing activities:
Purchases of property and equipment which are included in:
Obligations under capital leases	$434	$—
Accounts payable	$199	$46

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUSBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2007

(UNAUDITED)

(amounts in thousands)

	Common stock		Additional paid-in capital	Treasury stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount		Shares	Amount

Balance, January 1, 2007	9,787	$98	$31,093	244	$(1,871)	$(160)	$990	$30,150

Stock-based compensation	—	—	121	—	—	—	—	121

Foreign currency translation	—	—	—	—	—	—	819	819

Net income for the period	—	—	—	—	—	1,046	—	1,046

Balance, June 30, 2007	9,787	$98	$31,214	244	$(1,871)	$886	$1,809	$32,136

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007 and 2006

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2007 and the results of its operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the three months and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Reclassifications.  In 2007, the Company reclassified the long-term portion of accrued workers compensation from accrued expenses to other long-term liabilities, including the December 31, 2006 amount of $818 for comparative purposes.  The Company had previously classified such accrued expenses under current liabilities.  The Company’s current liabilities, and any ratio calculated therefrom, as used throughout this Quarterly Report for the period ended June 30, 2007 reflect the reclassification described above.

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant.  At June 30, 2007, the Company had total unvested stock-based compensation expense of $238.  The unvested stock options will vest at various intervals over the next 3 years.  Total stock-based compensation expense, recognized in general and administrative expenses, was $121 and $186 during the first six months of 2007 and 2006, respectively.  During the six months ended June 30, 2007, the Company granted options under its 2003 Incentive Stock Plan for the purchase of 14 shares of common stock at a weighted average exercise price of $4.07 per share and a weighted average fair value of $3.12 per share.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2007	December 31, 2006

Raw Materials	$8,993	$6,043
Work-in-Process	4,909	3,318
Finished Goods	5,618	4,891
	19,520	14,252
Less inventory valuation reserve	(1,363)	(1,234)
	$18,157	$13,018

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three months and six months ended June 30, 2007 and 2006.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  For the three months and six months ended June 30, 2006, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for three months and six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income (loss) per share	9,543	$0.11	9,543	$(0.41)
Effect of dilutive stock options	1	—	—	—
Diluted income (loss) per share	9,544	$0.11	9,543	$(0.41)

	Three months ended June 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic income (loss) per share	9,543	$0.10	9,543	$(0.25)
Effect of dilutive stock options	20	—	—	—
Diluted income (loss) per share	9,563	$0.10	9,543	$(0.25)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	Six months ended June 30,
	2007	2006

Options to purchase shares of common stock	1,750	1,816
Exercise prices	$4.15 – $13.75	$3.25 – $13.75
Expiration dates	July 2010 – May 2017	July 2006 – May 2016

	Three months ended June 30,
	2007	2006

Options to purchase shares of common stock	1,373	1,816
Exercise prices	$4.65 – $13.75	$3.25 – $13.75
Expiration dates	July 2010 – May 2017	July 2006 – May 2016

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

	Six months ended June 30,
	2007	2006
Revenues from external customers(1):
Americas	$39,059	$31,176
International	30,516	23,924
	$69,575	$55,100
Income (loss) from operations:
Americas	$1,871	$380
International	(429)	(5,734)
	$1,442	$(5,354)
Interest expense, net:
Americas	$288	$177
International	174	109
	$462	$286

(1) Note:        Revenues from Australia exceeded 10% of total revenues for the six months ended June 30, 2007 and 2006.  Revenues from Australia totaled $27,844 and $21,375 for the six month periods in 2007 and 2006, respectively.

	Three months ended June 30,
	2007	2006
Revenues from external customers(1):
Americas	$20,395	$17,691
International	16,327	12,257
	$36,722	$29,948
Income (loss) from operations:
Americas	$1,404	$1,576
International	(38)	(5,377)
	$1,366	$(3,801)
Interest expense, net:
Americas	$148	$92
International	142	92
	$290	$184

(1) Note:        Revenues from Australia exceeded 10% of total revenues for the three months ended June 30, 2007 and 2006.  Revenues from Australia totaled $15,043 and $10,814 for the three month periods in 2007 and 2006, respectively.

The Company has revenues from external customers from the following product lines:

	Six months ended June 30,
	2007	2006

Product lines:
Enclosures	$30,039	$26,699
Water related products	31,693	23,961
Connectivity	5,263	3,968
Other	2,580	472
	$69,575	$55,100

	Three months ended June 30,
	2007	2006

Product lines:
Enclosures	$16,526	$15,023
Water related products	16,151	12,665
Connectivity	2,763	1,971
Other	1,282	289
	$36,722	$29,948

	June 30, 2007	December 31, 2006

Identifiable assets:
Americas	$32,536	$28,682
International	39,428	33,196
	$71,964	$61,878

6.              Income Taxes.  The effective tax rate is 2.0% for the six months ended June 30, 2007, compared to the statutory rate of 34%.  The effective rate is based on the expected rate for the year. The income tax expense recorded for the six months ended June 30, 2007 is a result of the income from the foreign operations of the Company.  The Company has not recorded income taxes on the income (loss) of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s deferred tax assets.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of the adoption and June 30, 2007, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

The Company was party to an employment agreement with William H. Channell, Sr., the Company’s former chairman of the board of directors.  The agreement was terminated on April 8, 2007, the date on which Mr. Channell, Sr. passed away.  In accordance with the agreement, the Company will continue to provide Mrs. Jacqueline M. Channell with medical insurance (to the same extent such insurance is provided to the Company’s senior executive officers) during her lifetime.

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of June 30, 2007, the Company and the IRS have resolved all outstanding issues except for the ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position is approximately $300 with the remaining benefit being offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

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

8.              Concentrations.  Sales to Verizon of $5,947 in the first half of 2007 represented 8.5% of the Company’s sales in the period.  Sales to Verizon of $5,558 in the first half of 2006 represented 10.1% of the Company’s sales in the period.

Sales to Verizon of $2,290 in the second quarter of 2007 represented 6.2% of the Company’s sales in the period.  Sales to Verizon of $3,214 in the second quarter of 2006 represented 10.7% of the Company’s sales in the period.

9.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust, one of its principal stockholders, of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  The Company has not recorded a liability for this guarantee.  At June 30, 2007, the outstanding loan balance subject to the guarantee totaled approximately $503.  The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46(R), Consolidation of Variable Interest Entities, since (a) there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan, (b) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (c) William Channell, Jr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

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

The changes in the carrying amount of goodwill, the non-compete agreement and the nonamortizable trademark intangible, are summarized below for the six months ended June 30, 2007:

	Goodwill	Non-Compete Agreement	Trademark Intangible

Balance at December 31, 2006	$9,848	$1,387	$710

Amortization of non-compete agreement	—	(93)	—
Effect of foreign currency translation	765	101	54
Balance at June 30, 2007	$10,613	$1,395	$764

As of June 30, 2007, the Company has recorded goodwill of $745 in its Canadian reporting unit, which is part of the Americas segment, and $9,868 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense based on current intangible balances and the June 30, 2007 foreign currency exchange rates is $197 per year for the next five fiscal years, and $410 thereafter.

11.  Loan and Security Agreements.  As of June 30, 2007, the Company was party to a Loan and Security Agreement with an asset-based lender in the United States entered into originally in September of 2002, which contained a revolving credit facility.  The maximum amount available under the revolving credit facility was based on a level of certain qualifying assets, with a maximum borrowing capacity of $10,000. The revolver had a $2,000 sub-limit for letters of credit.  On June 26, 2007, the Loan and Security Agreement was amended, among other things: (i) to extend the term of the revolving credit facility through July 30, 2007; (ii) to reduce the required aggregate availability under the revolving credit facility from $1,500 to $1,000; and (iii) to permit an increase in and extension of the maturity of certain intercompany loans.  The balance outstanding at June 30, 2007 under the revolving line of credit was $8,029. As of June 30, 2007, outstanding letters of credit totaled $786.

On July 30, 2007 the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Agreement”) with the same asset-based lender.  The Company and Channell Commercial Canada (“Channell Canada”) are borrowers under the Amended and Restated Agreement.  The Amended and Restated Agreement provides for: (i) a term loan of $2,500; (ii) capital expenditure loans in an aggregate amount of up to $5,000; and (iii) a revolving credit facility with borrowings of up to a maximum of $12,500, depending on the level of certain qualifying assets. The Amended and Restated Agreement terminates on June 30, 2010 (unless earlier terminated pursuant to the terms thereof).  Other than the borrowing limits, the terms of the Amended and Restated Agreement are substantially the same as the prior Loan and Security Agreement.

The loans under the Amended and Restated Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors. In addition, borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Amended and Restated Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Amended and Restated Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Amended and Restated Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder.

Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, subsidiaries of the Company, entered into a five-year Loan and Security Agreement with a commercial bank in Australia in August 2004. Channell Bushman Group has from time to time entered into new Loan and Security Agreements with the bank, which have amended and superseded the prior Loan and Security Agreements.  As of June 30, 2007, the facilities under the then-current Loan and Security Agreement included the following: a term loan that expires in July 2009; a revolving credit facility with maximum borrowings of AUD $3,200 that expires in July 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks that expires in July 2008; a capital expenditure facility that expires in July 2008; and a master asset finance agreement facility that expires in July 2007.  The company entered into an amendment to the Loan and Security Agreement, effective as of July 25, 2007, which, among other things, extended the maturity date of the facilities that expired in July 2007 through August 30, 2007.  Channell Bushman Group is seeking financing from other sources to refinance its current credit facilities. The Company expects that it will be able to obtain adequate funding from other sources.

The Agreement contains various financial and operating covenants that impose limitations on Channell Bushman Group’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  In addition, Channell Bushman Group is required to comply with certain financial covenants relating to sales, gross profit and operating profit, and the bank, at its discretion, may terminate the Agreement if such covenants are not met.  The Agreement contractually obligates Channell Bushman Group to repay the revolving credit facility as Channell Bushman Group receives payments from its customers.  The Agreement also provides that the bank will seek additional support from Channell Commercial Corporation if there is further deterioration and contains a subjective acceleration clause should Channell Bushman Group come into a default, which allows the bank to terminate the facility and require any outstanding obligations to be repaid.  The balance outstanding under the Loan and Security Agreement at June 30, 2007 was $8,214.  As of June 30, 2007, Channell Bushman Group was not in compliance with the various financial covenants.  As Channell Bushman Group has not received a formal waiver for its breach of the aforementioned bank covenants, the Company has reclassified $4,447 of debt previously classified as long-term to short-term in the accompanying June 30, 2007 balance sheet.

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

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and widespread water conservation efforts.  Demand for the Company’s water storage products is also driven by regulatory factors at the local, state, and federal government levels.  Recently, portions of Australia have experienced significant rainfall which, if continued, could negatively affect the sales of the Company’s products.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

Net Sales.  Net sales in the first half of 2007 were $69.6 million, an increase of $14.5 million or 26.3% compared to the first half of 2006.  The increase is due to higher demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $39.1 million in the first half of 2007, an increase of $7.9 million or 25.3% over the same period in 2006.  The increase was due primarily to a higher volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects, and therefore are difficult to predict.

International net sales were $30.5 million in the first half of 2007, an increase of $6.6 million or 27.6% over the same period in 2006.  The higher sales volume was a result of increased demand for the Company’s products due to favorable conditions in the urban markets of Australia.

Sales to Verizon of $5.9 million in the first half of 2007 represented 8.5% of Company sales in the period.  Sales to Verizon of $5.6 million in the first half of 2006 represented 10.1% of the Company sales in the period.  Sales to Verizon have historically fluctuated from period to period.  Accordingly, the Company cannot accurately predict what sales to Verizon will be for the remainder of 2007.

Gross Profit.  Gross profit in the first half of 2007 was $21.9 million, an increase of $4.0 million or 22.3% compared to the first half of 2006.  The increase was due to higher gross profit dollars in both segments of the Company.  Gross profit dollars in the Americas segment increased $2.7 million from $10.2 million in the first half of 2006 to $12.9 million in the first half of 2007.  Gross profit of $9.0 million in the first half of 2007 in the International segment was $1.3 million higher than in the 2006 period.

As a percentage of net sales, gross profit decreased from 32.5% in the first half of 2006 to 31.5% in the first half of 2007.  The decrease is primarily due to a decline in the gross profit percentage in the International segment from 32.2% in the first half of 2006 to 29.7% in the first half of 2007.  This decrease was primarily due to higher raw material costs related to increased commodity prices; due to competition, the Company was not able to pass on all of the increase to customers. The gross profit percentage in the Americas segment increased slightly from 32.8% in the first half of 2006 to 32.9% in the first half of 2007.

Selling.  Selling expenses were $11.5 million in the first half of 2007, an increase of $0.4 million or 3.5% from the first half of 2006.

As a percentage of net sales, selling expenses decreased from 20.1% in the first half of 2006 to 16.5% in the first half of 2007.  The decrease is primarily due to an increased absorption of the fixed costs on the higher sales volume along with increased efficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $8.1 million in the first half of 2007, an increase of $1.8 million or 28.6% from the first half of 2006.  The increase is due primarily to higher compensation expense due to increased head count and to higher incentive compensation expense of $0.5 million.  Also contributing to the increase was approximately $0.4 million in higher expenses related to upgraded information systems.

As a percentage of net sales, general and administrative expense increased from 11.4% in the 2006 period to 11.6% in the 2007 period.

Research and Development.  Research and development expenses were $0.9 million in the first half of 2007, a decrease of $0.2 million or 18.2% from the first half of 2006.  Spending on new product development programs was slightly less than the previous year.

As a percentage of net sales, research and development expenses decreased from 2.0% in the first half of 2006 to 1.3% in the first half of 2007 as a result of increased sales volume and the decrease in research and development costs.

Impairment of Goodwill.  There was no goodwill impairment expense in the first half of 2007 compared to goodwill impairment expense of $4,829 in the first half of 2006.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.

As a percentage of sales, goodwill impairment was 8.8% in the first half of 2006.

Income (Loss) from Operations.  As a result of the items discussed above, income from operations was $1.4 million in the first half of 2007 compared to a loss from operations of ($5.4) million in the first half of 2006.  Operating margin as a percent of sales was 2.1% in the 2007 period compared to (9.7%) in the 2006 period.

Interest Expense, Net.  Interest expense, net of interest income, was $462 million in the first half of 2007 and $286 million in the first half of 2006.  The increase in interest expense is due to the increased level of borrowing compared to the prior year.

Income Taxes.  There was an income tax expense of twenty thousand dollars in the first half of 2007 compared to an income tax benefit of $0.3 million in the first half of 2006.  The effective tax rate was 2.0% in the first half of 2007 and 4.9% for the same period in 2006.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax expense recorded in the current year was a result of the income in the Company’s foreign operations. The tax benefit recorded in 2006 was the result of the loss in the foreign operations.  The low effective tax rate in 2006 is related to the $4,829 charge for the impairment of goodwill, which is a non-deductible item for determining income taxes.

Comparison of the Three Months Ended June 30, 2007 with the Three Months Ended June 30, 2006

Net Sales.  Net sales in the second quarter of 2007 were $36.7 million, an increase of $6.8 million or 22.7% compared to the second quarter of 2006.  The increase is due to higher demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $20.4 million in the second quarter of 2007, an increase of $2.7 million or 15.3% over the same period in 2006.  The increase was due primarily to a higher volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $16.3 million in the second quarter of 2007, an increase of $4.0 million or 32.5% over the same period in 2006.  The higher sales volume was a result of increased demand for the Company’s products in the urban markets of Australia.

Sales to Verizon of $2.3 million in the second quarter of 2007 represented 6.2% of Company sales in the period.  Sales to Verizon of $3.2 million in the second quarter of 2006 represented 10.7% of the Company sales in the period.  Sales to Verizon have historically fluctuated from period to period.  Accordingly, the Company cannot accurately predict what sales to Verizon will be for the remainder of 2007.

Gross Profit.  Gross profit in the second quarter of 2007 was $11.9 million, an increase of $1.6 million or 15.5% compared to the second quarter of 2006.  The increase was due to higher gross profit dollars in both segments of the Company.  Gross profit dollars in the Americas segment increased $0.6 million from $6.5 million in the second quarter of 2006 to $7.1 million in the second quarter of 2007.  Gross profit of $4.8 million in the second quarter of 2007 in the International segment was $1.0 million higher than in the 2006 period.

As a percentage of net sales, gross profit decreased from 34.5% in the second quarter of 2006 to 32.5% in the second quarter of 2007 due to lower gross profit percentages in both segments of the Company.  The gross profit percentage in the Americas segment decreased from 36.7% in the second quarter of 2006 to 34.7% in the second quarter of 2007.  The gross profit percentage in the International segment decreased from 31.4% in the second quarter of 2006 to 29.7% in the second quarter of 2007.  This decrease in both segments was primarily due to higher raw material costs related to increased commodity prices. The Company was able to increase prices in the International segments, that were effective during the latter half of the second quarter, but due to competition, the Company was not able to pass on all of the commodity price increase to customers.

Selling.  Selling expenses were $6.2 million in the second quarter of 2007, an increase of $0.5 million or 8.8% from the second quarter of 2006.

As a percentage of net sales, selling expenses decreased from 19.1% in the 2006 period to 16.9% in the 2007 period.  The decrease is primarily due to an increased absorption of the fixed costs on the higher sales volume along with increased efficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $3.8 million in the second quarter of 2007, an increase of $0.8 million or 26.7% from the second quarter of 2006.  The increase is due primarily to higher compensation expense due to increased head count and to higher incentive compensation expense of $0.2 million.  Also contributing to the increase was approximately $0.2 million in higher expenses related to upgraded information systems.

As a percentage of net sales, general and administrative expense increased from 10.1% in the 2006 period to 10.5% in the 2007 period.

Research and Development.  Research and development expenses were $0.5 million in the second quarter of 2007, a decrease of $0.1 million or 16.7% from the second quarter of 2006.  Spending on new product development programs was slightly less than the previous year.

As a percentage of net sales, research and development expenses decreased from 1.8% in the second quarter of 2006 to 1.3% in the second quarter of 2007 as a result of increased sales volume and a slight decrease in research and development costs.

Impairment of Goodwill.  There was no goodwill impairment expense in the second quarter of 2007 compared to goodwill impairment expense of $4,829 in the second quarter of 2006.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.

As a percentage of sales, goodwill impairment was 16.1% in the second quarter of 2006.

Income (Loss) from Operations.  As a result of the items discussed above, income from operations was $1.4 million in the second quarter of 2007 compared to a loss from operations of ($3.8) million in the second quarter of 2006.  Operating margin as a percent of sales was 3.7% in the 2007 period compared to (12.7%) in the 2006 period.

Interest Expense, Net.  Interest expense, net of interest income, was $290 million in the second quarter of 2007 and $184 million in the second quarter of 2006. The increase in interest expense is due to the increased level of borrowing compared to the prior year period.

Income Taxes.  There was an income tax expense of $0.2 million in the second quarter of 2007 compared to an income tax benefit of $0.3 million in the second quarter of 2006.  The effective tax rate was 15.4% in the second quarter of 2007 and 6.5% for the same period in 2006.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax expense recorded in the current year was a result of the income in the Company’s foreign operations. The tax benefit recorded in 2006 was the result of the loss in the foreign operations.  The relatively low effective tax rate in 2006 is related to the $4,829 charge for the impairment of goodwill, which is a non-deductible item for determining income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was ($1.5) million for the six months ended June 30, 2007, compared to ($1.1) million in the same period in 2006.  The cash used in operating activities in 2007 is primarily due to an increase in accounts receivable and inventories of $10.1 million, resulting from the increase in operating activities in both segments of the Company.  The use of cash in operating activities described above was offset by an increase in accounts payable and accrued expenses of $4.1 million and a decrease in income taxes receivable and other assets of $0.7 million.  The cash used in the operating assets and liabilities described above offset the net income of $1.0 million and the $2.9 million in non-cash deductions, most of which were depreciation and amortization.

Net cash used in investing activities was ($1.7) million for the six months ended June 30, 2007 and ($0.8) million for the six months ended June 30, 2006.  The increase is due to a higher level of acquisition of capital assets related to product development projects.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $2.4 million in the same period of 2006.  The additional borrowings in both periods was required to fund the higher production activities experienced in both years.

Cash and cash equivalents at June 30, 2007 were $0.6 million, compared to $2.2 million at December 31, 2006.

Net accounts receivable increased to $17.6 million at June 30, 2007 from $11.7 million at December 31, 2006 due to the significantly higher volume of sales resulting from the increased demand in the first six months of 2007.  In terms of days sales outstanding, accounts receivable was 43 days at December 31, 2006 and at June 30, 2007.

Inventories increased to $18.2 million at June 30, 2007 from $13.0 million at December 31, 2006 due to the increase in inventories related to the higher volume of manufacturing activity to support the higher sales in the second quarter of 2007.  Days inventory on hand increased from 63 days at December 31, 2006 to 66 days at June 30, 2007.

Accounts payable increased from $10.9 million at December 31, 2006 to $14.8 million at June 30, 2007 due to the significantly higher volume of activity in the second quarter of 2007.  Days payables were 53 days at December 31, 2006 and 54 days at June 30, 2007 due to the increase in accounts payable at the end of the second quarter.

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

As of June 30, 2007 the Company’s Australian operations were not in compliance with various financial covenants under its Australian Loan and Security Agreement.  A waiver of noncompliance has not been granted by the lender.  Channell Bushman Group is seeking financing from other sources to refinance its current credit facilities.  The Company expects that it will be able to obtain adequate funding from other sources.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754,000 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At June 30, 2007, the outstanding loan balance subject to the guarantee totaled $503.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements.  In July 2007, the Company entered into a three-year Loan and Security Agreement with an asset based lender in the United States that expires in June 30, 2010.  The agreement contains a term loan, capital expenditure facility and a revolving line of credit.  In August 2004, the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains a term loan that expires in July 2009, a revolving line of credit that expires in August 2007, an “earn out” facility that expires in July 2008, a capital expenditure facility that expires in July 2008 and a master asset finance agreement facility that expires in August 2007.  The loan and security agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $0.04 million per quarter.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of June 30, 2007, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that, they were not effective, as described below, as of the end of the period covered by this report.

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

As a result of the weaknesses identified in management’s evaluation, the Company has committed to:

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

Item 4.            Submission of Matters to a Vote of Security Holders.

On May 22, 2007, the Company held its Annual Meeting of Stockholders in Temecula, California.  Guy Marge and Stephen Gill were re-elected to the Company’s board of directors.  The term of office for the following directors continued after the Annual Meeting: William H. Channell, Jr., Dana Brenner, and Jacqueline M. Channell.

At the Annual Meeting, the stockholders of the Company approved the proposal to elect the following two directors to serve on the Company’s board of directors, each to hold office for a term of three years:

	Number of Votes for	Number of Votes Withheld
Guy Marge	8,671,789	111,600
Stephen Gill	8,678,089	105,300

Item 5.            Other Information.

Not applicable.

Item 6.            Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company (Exhibit 3.2)(1)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(7)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(9)

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

10.33

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(21)

10.34

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(23)

10.35

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (24)

10.36

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among Channell Commercial Corporation and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(25)

10.37

Sixth Amendment to Loan and Security Agreement dated as of April 2, 2007 by and among Channell Commercial Corporation and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (26)

10.38

Amendment to Loan and Security Agreement dated July 24, 2007, and effective July 25, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of Channell Commercial, and National Australia Bank Ltd (26)

10.39

Amended and Restated Loan and Security Agreement dated July 30, 2007, by and among Bank of America, N.A., Bank of America Canada Branch, Channell Commercial Corporation and Channell Commercial Canada Inc. (27)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)

21	Subsidiaries of the Company (Exhibit 21)(16)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(28)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(28)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(28)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.

(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.

(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(7)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(8)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(9)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K/A on November 21, 2005.

(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 29, 2006.

(19	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2006.

(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.

(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.

(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.

(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.

(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.

(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.

(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on July 31, 2007.

(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2007.

(28)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007
CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)