Form 10-Q
period 2007-09-30
CHANNELL COMMERCIAL CORP
filed 2007-11-14
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐   No  ☒

9,544,134 shares of common stock of the registrant were outstanding at November 9, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006

Net sales	$103,431	$84,476	$33,856	$29,376
Cost of goods sold	71,382	57,354	23,708	20,179
Gross profit	32,049	27,122	10,148	9,197

Operating expenses
Selling	16,859	16,822	5,389	5,748
General and administrative	11,526	9,034	3,452	2,745
Research and development	1,341	1,700	426	613
Impairment of goodwill	—	4,829	—	—
	29,726	32,385	9,267	9,106

Income (loss) from operations	2,323	(5,263)	881	91
Interest income	29	47	8	14
Interest expense	(812)	(549)	(329)	(230)
Income (loss) before income tax expense	1,540	(5,765)	560	(125)

Income tax expense (benefit)	434	(265)	414	13
Net income (loss) before minority interest	1,106	(5,500)	146	(138)
Minority interest in income (loss) of subsidiaries	18	(1,452)	104	(32)
Net income (loss)	$1,088	$(4,048)	$42	$(106)

Net income (loss) basic and diluted	$0.11	$(0.42)	$—	$(0.01)

Net income (loss)	$1,088	$(4,048)	$42	$(106)
Other comprehensive income, net of tax Foreign currency translation adjustment	1,682	295	863	437

Comprehensive income (loss)	$2,770	$(3,753)	$905	$331

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,641	$2,235
Accounts receivable, net of allowance for doubful accounts of $224 at September 30, 2007 and $220 at December 31, 2006	16,422	11,673
Inventories, net	18,094	13,018
Prepaid expenses and other current assets	1,332	931
Income taxes receivable	—	881
Deferred income taxes, net	809	719
Total current assets	38,298	29,457

Property and equipment, net	18,889	18,799
Deferred income taxes, net	1,144	1,017
Goodwill	11,117	9,848
Intangible assets, net	2,206	2,097
Other assets	577	660
	$72,231	$61,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,028	$10,902
Short-term debt (including current maturities of long-term debt)	8,535	13,723
Current maturities of capital lease obligations	396	138
Income taxes payable	128	—
Accrued expenses	5,268	4,371
Total current liabilities	28,355	29,134

Long-term debt, less current maturities	8,090	—
Capital lease obligations, less current maturities	575	384
Other long-term liabilities	1,195	1,332
Commitments and contingencies (Note 7)	—	—
Total liabilities	38,215	30,850
Minority interest	1,008	878

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued — 9,788 at September 30, 2007 and 9,787 at December 31, 2006; outstanding - 9,544 shares at September 30, 2007 and 9,543 shares at December 31, 2006	98	98
Additional paid-in capital	31,181	31,093
Treasury stock — 244 shares in 2007 and 2006	(1,871)	(1,871)
Retained earnings (accumulated deficit)	928	(160)
Accumulated other comprehensive income — Foreign currency translation	2,672	990
Total stockholders’ equity	33,008	30,150
	$72,231	$61,878

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,088	$(4,048)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,863	3,454
Stock-based compensation	86	261
Loss (gain) on disposal of fixed assets	65	(2)
Amortization of deferred gain on sale leaseback	(45)	(45)
Impairment of goodwill	—	4,829
Deferred income taxes	—	58
Provision for doubtful accounts	58	(56)
Provision for inventory obsolescence	271	—
Minority interest in loss of subsidiaries	18	(1,452)
Changes in operating assets and liabilities:
Accounts receivable	(3,858)	(3,350)
Inventories	(4,458)	(573)
Prepaid expenses and other current assets	(360)	(559)
Income taxes	1,001	(1,278)
Other assets	89	111
Accounts payable	2,119	(312)
Accrued expenses and other liabilities	465	(441)
Net cash provided by (used in) operating activities	402	(3,403)

Cash flows from investing activities:
Purchase of property and equipment	(2,599)	(1,620)
Proceeds from the sales of property and equipment	95	60
Net cash used in investing activities	(2,504)	(1,560)

Cash flows from financing activities:
Repayment of debt	(4,217)	(1,517)
Borrowings from credit facilities	6,172	6,954
Repayment of obligations under capital lease	(94)	(80)
Exercise of employee stock options	2	—
Net cash provided by financing activities	1,863	5,357

Effect of exchange rates on cash	(355)	(173)
Increase (decrease) in cash and cash equivalents	(594)	221
Cash and cash equivalents, beginning of period	2,235	3,148
Cash and cash equivalents, end of period	$1,641	$3,369
Cash paid during the period for:
Interest	$857	$605
Income taxes	$21	$567
Non-cash investing activities:
Purchases of property and equipment which are included in:
Obligations under capital leases	$455	$—
Accounts payable	$83	$57

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUSBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2007

(UNAUDITED)

(amounts in thousands)

						Retained	Accumulated
			Additional			earnings	other	Total
	Common stock		paid-in	Treasury stock		(accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit)	income	equity

Balance, January 1, 2007	9,787	$98	$31,093	244	$(1,871)	$(160)	$990	$30,150

Stock-based compensation	—	—	86	—	—	—	—	86

Exercise of employee stock options	1	—	2	—	—	—	—	2

Foreign currency translation	—	—	—	—	—	—	1,682	1,682

Net income for the period	—	—	—	—	—	1,088	—	1,088

Balance, September 30, 2007	9,788	$98	$31,181	244	$(1,871)	$928	$2,672	$33,008

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007 and 2006

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2007 and the results of its operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the three months and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations and financial condition.

Reclassifications.  In 2007, the Company reclassified the long-term portion of accrued workers compensation from accrued expenses to other long-term liabilities, including the December 31, 2006 amount of $818 for comparative purposes.  The Company had previously classified such accrued expenses under current liabilities.  The Company’s current liabilities, and any ratio calculated therefrom, as used throughout this Quarterly Report for the period ended September 30, 2007 reflect the reclassification described above.

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant.  At September 30, 2007, the Company had total stock-based compensation on unvested options of $157.  The unvested stock options will vest at various intervals over the next 3 years.  Total stock-based compensation expense, recognized in general and administrative expenses, was $86 and $261 during the first nine months of 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Company granted options under its 2003 Incentive Stock Plan for the purchase of 14 shares of common stock at a weighted average exercise price of $4.07 per share and a weighted average fair value of $3.12 per share.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2007	December 31, 2006

Raw Materials	$7,803	$6,043
Work-in-Process	5,184	3,318
Finished Goods	6,529	4,891
	19,516	14,252
Less inventory valuation reserve	(1,422)	(1,234)
	$18,094	$13,018

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2007 and 2006.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  For the three months and nine months ended September 30, 2006, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for three months and nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$0.11	9,543	$(0.42)
Effect of dilutive stock options	4	—	—	—
Diluted income (loss) per share	9,548	$0.11	9,543	$(0.42)

	Three months ended September 30,
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$0.00	9,543	$(0.01)
Effect of dilutive stock options	37	—	—	—
Diluted income (loss) per share	9,581	$0.00	9,543	$(0.01)

The following options were not included in the computation of diluted income (loss) per share due to their antidilutive effect.

	Nine months ended September 30,
	2007	2006

Options to purchase shares of common stock	1,368	1,757
Exercise prices	$4.25 — $13.75	$3.25 — $13.75
Expiration dates	July 2010 — May 2017	July 2010 — June 2016

	Three months ended September 30,
	2007	2006

Options to purchase shares of common stock	1,351	1,757
Exercise prices	$4.65 — $13.75	$3.25 — $13.75
Expiration dates	July 2010 — May 2017	July 2010 — June 2016

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

	Nine months ended September 30,
	2007	2006
Revenues from external customers (1):
Americas	$57,245	$46,886
International	46,186	37,590
	$103,431	$84,476
Income (loss) from operations:
Americas	$1,901	$735
International	422	(5,998)
	$2,323	$(5,263)
Interest expense, net:
Americas	$450	$303
International	333	199
	$783	$502

(1) Note:                          Revenues from Australia exceeded 10% of total revenues for the nine months ended September 30, 2007 and 2006.  Revenues from Australia totaled $42,039 and $33,526 for the nine month periods in 2007 and 2006, respectively.

	Three months ended September 30,
	2007	2006
Revenues from external customers (1):
Americas	$18,186	$15,710
International	15,670	13,666
	$33,856	$29,376
Income (loss) from operations:
Americas	$31	$355
International	850	(264)
	$881	$91
Interest expense, net:
Americas	$162	$126
International	159	90
	$321	$216

(1) Note:                          Revenues from Australia exceeded 10% of total revenues for the three months ended September 30, 2007 and 2006.  Revenues from Australia totaled $14,195 and $12,151 for the three month periods in 2007 and 2006, respectively.

The Company has revenues from external customers from the following product lines:

	Nine months ended September 30,
	2007	2006

Product lines:
Enclosures	$44,610	$40,101
Water related products	46,253	36,847
Connectivity	8,546	6,517
Other	4,022	1,011
	$103,431	$84,476

	Three months ended September 30,
	2007	2006

Product lines:
Enclosures	$14,571	$13,402
Water related products	14,561	12,886
Connectivity	3,282	2,549
Other	1,442	539
	$33,856	$29,376

	September 30, 2007	December 31, 2006

Identifiable assets:
Americas	$30,708	$28,682
International	41,523	33,196
	$72,231	$61,878

6.              Income Taxes.  The effective tax rate is 28.2% for the nine months ended September 30, 2007, compared to the statutory rate of 34%.  The effective rate is based on the expected rate for the year. The income tax expense recorded for the nine months ended September 30, 2007 is a result of the income from the foreign operations of the Company.  The Company has not recorded income taxes on the income (loss) of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s deferred tax assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transitions issues.  The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.  As of the date of the adoption, the Company had no unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of the date of adoption, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The 2004 through 2006 tax years remain subject to examination by federal tax authorities while the 2003 through 2006 tax years remain subject to examination by most state and foreign jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of the adoption of FIN 48 and September 30, 2007, the Company had no provisions for interest or penalties related to uncertain tax positions.

7.              Commitments and Contingencies.  Employment Agreements—In December, 2003 the Company entered into an employment agreement with William H. Channell Jr., its president and chief executive officer.  The employment agreement is for an initial five-year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement.  Mr. Channell, Jr.’s salary (1) may be increased from time to time at the discretion of the Board of Directors and (2) will be increased annually, beginning July 1, 2004, to reflect the most recently published annualized percentage increase in the consumer price index for the Los Angeles, California area.  The agreement also provides that his base salary will not be decreased below $718 (which was the base salary on the original effective date of the agreement).  In addition to base salary, Mr. Channell, Jr. is entitled to participate in cash and other bonus programs, including the 2003 Incentive Stock Plan, 401(k) plan and the 2004 Incentive Bonus Plan.  Pursuant to the agreement, the Company is also required to maintain certain insurance policies for Mr. Channell Jr.’s benefit and he is also entitled to certain other benefits, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with customary practices for senior executive officers.  In the event that (1) the Company terminates Mr. Channell, Jr.’s employment without “cause,” as defined in the agreement, or (2) Mr. Channell, Jr. terminates his employment with the Company for “good reason,” which is also specifically defined in the agreement, Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.  In addition, if the Company terminates Mr. Channell, Jr.’s employment for any reason other than cause, it is required to maintain Mr. Channell, Jr.’s disability policy, at its expense, until the date on which Mr. Channell, Jr. is 65 years old.  The agreement also provides for certain benefits to Mr. Channell, Jr. upon his death or disability.

The Company was party to an employment agreement with William H. Channell, Sr., the Company’s former chairman of the board of directors.  The agreement was terminated on April 8, 2007, the date on which Mr. Channell, Sr. passed away.  In accordance with the agreement, the Company will continue to provide Mrs. Jacqueline M. Channell with medical insurance (to the same extent such insurance is provided to the Company’s senior executive officers) during her lifetime.  Mrs. Channell is currently being provided with medical insurance in connection with her employment by the Company.

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of September 30, 2007, the Company and the IRS have resolved all outstanding issues except for the ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position was approximately $300 with the remaining benefit being offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

Termination of Transportation and Logistics Services by Primary Freight Provider for Bushman Tanks Business.  As of October 12, 2006, the primary freight provider for the Company’s Bushman Tanks water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.  Accordingly, the agreement with the freight provider has been terminated, and Bushman Tanks has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman Tanks has breached the agreement.  Although the Company does not believe Bushman Tanks has breached the terms of the agreement, the Company has accrued for amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman Tanks or the freight provider may pursue legal action. Although no litigation has been initiated, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto, could negatively affect the Company’s working capital and results of operations.

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

8.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust, one of its principal stockholders, of approximately $754 incurred in connection with construction of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee is expected to decline before expiring in 2017.  The Company has not recorded a liability for this guarantee.  At September 30, 2007, the outstanding loan balance subject to the guarantee totaled approximately $495. The Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46(R), Consolidation of Variable Interest Entities, since (a) there are sufficient assets held by the Trust that the lender could attach in the event of default on the loan, (b) the total equity investment at risk in the Trust is sufficient to permit financing without additional financial support from the Company and (c) William Channell, Jr., the administrator of the Channell Family Trust, has the direct ability to make decisions about the Trust’s activities.

9.              Goodwill and Other Intangible Assets.  The balance of goodwill and intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangibles no longer be amortized, but instead be reviewed at least annually for impairment.

The Company tests the value of goodwill for impairment annually at December 31 (prior to December 31, 2006 goodwill was tested for impairment at September 30 for the Bushman Tanks reporting unit) or whenever events or changes in circumstance indicate that a condition of impairment may exist.  The goodwill for the Bushman Tanks reporting unit was reassessed for impairment on December 31, 2006.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in the discounted cash flow analysis supporting the fair value determination.  Inherent uncertainties exist in determining and applying such factors.

The changes in the carrying amount of goodwill, the non-compete agreement and the nonamortizable trademark intangible, are summarized below for the nine months ended September 30, 2007:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at December 31, 2006	$9,848	$1,387	$710
Amortization of non-compete agreement	—	(143)	—
Effect of foreign currency translation	1,269	163	89
Balance at September 30, 2007	$11,117	$1,407	$799

As of September 30, 2007, the Company has recorded goodwill of $795 in its Canadian reporting unit, which is part of the Americas segment, and $10,322 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense based on current intangible balances and the September 30, 2007 foreign currency exchange rates is $206 per year for the next five fiscal years, and $377 thereafter.

10.       Loan and Security Agreements.  On July 30, 2007 the Company and Channell Commercial Canada Inc. (“Channell Canada”), as borrowers, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Agreement”) with Bank of America, N.A. and Bank of America, Canada Branch.  The Amended and Restated Agreement provides for: (i) a term loan of $2,500; (ii) capital expenditure loans in an aggregate amount of up to $5,000; and (iii) a revolving credit facility with borrowings of up to a maximum of $12,500, depending on the level of certain qualifying assets.  The revolving facility also includes availability for letters of credit.  The term loan will be repaid over a five-year amortization schedule with the balance due June 30, 2010.  The Amended and Restated Agreement terminates on June 30, 2010 (unless earlier terminated pursuant to the terms thereof).  Other than the borrowing limits, the terms of the Amended and Restated Agreement are substantially similar to the prior loan and security agreement the Company and Channell Canada had with the same lenders.

The loans under the Amended and Restated Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors. In addition, borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Amended and Restated Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Amended and Restated Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Amended and Restated Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder. The balance outstanding at September 30, 2007 under the revolving line of credit was $5,547 and under the term loan was $2,458.  As of September 30, 2007, outstanding letters of credit totaled $786.

As of September 30, 2007, Channell Pty Ltd, Channell Bushman Pty Ltd and controlled entities, collectively known as Channell Bushman Group, subsidiaries of the Company, were party to a five-year Loan and Security Agreement with a commercial bank in Australia (the “Bank”) originally entered into in August 2004 (the “Prior Australia Loan Agreement”).  As of September 30, 2007, the facilities under the Prior Australia Loan Agreement (denominated in Australian dollars) included the following: a term loan expiring in July 2009; a revolving credit facility with maximum borrowings of $2,842 expiring in October 2007; a facility to fund “earn out” payments to the sellers of Bushman Tanks expiring in July 2008; a capital expenditure facility expiring in July 2008; and a master asset finance agreement facility expiring in October 2007. The balance outstanding under the Prior Australia Loan Agreement at September 30, 2007 was $8,591, including $6,109 that is classified as long-term based on the repayment terms of the borrowings under the Facility Agreement described below that replaced the debt under the Prior Australia Loan Agreement in October 2007.

On October 3, 2007, Channell Bushman Pty Limited (“Channell Bushman”), a majority-owned subsidiary of the Company, and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly-owned subsidiary of Channell Bushman and an indirect subsidiary of the Company (each a “Subsidiary” and together, the “Subsidiaries”), entered into a Facility Agreement (the “Facility Agreement”) by and among Channell Bushman, as borrower, the Subsidiaries, as guarantors, and an Australian private debt fund (the “Lender”), as lender. In connection with the Facility Agreement, Channell Bushman and the Subsidiaries also entered into a Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) (the “Security Agreement”), by and among Channell Bushman, the Subsidiaries and the Lender. The transactions contemplated by the Facility Agreement and the Security Agreement closed on October 5, 2007.

The Facility Agreement (denominated in Australian dollars) provides for credit facilities in the aggregate principal amount of $11,544, consisting of: (i) a term loan of $7,104 and (ii) a revolving facility with borrowings of up to $4,440, depending on the level of certain qualifying assets. The obligations of Channell Bushman under the Facility Agreement are guaranteed by the Subsidiaries. In addition, under the Security Agreement, a first-ranking security interest in all of the assets of Channell Bushman and the Subsidiaries is granted to, and all of the share capital of the Subsidiaries is pledged to, the Lender as security for Channell Bushman and the Subsidiaries’ obligations under the Facility Agreement. The Facility Agreement terminates on September 30, 2010, unless earlier terminated pursuant to the terms thereof.

The initial borrowing under the Facility Agreement was used primarily to repay various outstanding facilities under the Prior Australia Loan Agreement.   The Facility Agreement and Security Agreement contain various financial and operating covenants that impose limitations on Channell Bushman and the Subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, issue or redeem shares, transfer ownership of the share capital of the Subsidiaries, grant further security interests, and pay dividends. The Facility Agreement and Security Agreement provide that on the occurrence of an event of default, the Lender may declare the outstanding obligations under the Facility Agreement immediately due and payable, terminate its commitments under the Facility Agreement and enforce its rights under its security interests, including taking possession of and otherwise acting as owner of the assets of Channell Bushman and the Subsidiaries, appointing a receiver over the assets of Channell Bushman and the Subsidiaries with the power to, among other things, sell the assets, and causing 100% of the shares of each Subsidiary to be registered in its name. The Lender may also declare the outstanding obligations under the Facility Agreement immediately due and payable should any change of control in Channell Bushman or any Subsidiary occur.

On October 8, 2007, Channell Pty Limited and Bushman Group Pty Limited, which are indirect subsidiaries of the Company, entered into a new loan and security agreement (the “New Loan and Security Agreement”) with the Bank that amended the Prior Australia Loan Agreement. The New Loan and Security Agreement extends the expiration date of all remaining facilities under the Prior Australia Loan Agreement that were not repaid with the initial borrowing from the Facility Agreement to October 31, 2008.  The remaining facilities include performance guarantees, credit card facilities and payroll processing facilities. The loans under the New Loan and Security Agreement are secured by all the assets of Channell Pty Limited and a term deposit.

The New Loan and Security Agreement contains various operating covenants that impose limitations on Channell Pty Limited and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  Except as amended as described above, the remaining terms and conditions of the Loan and Security Agreement (as they relate to Channell Pty Limited and Bushman Group Pty Limited) generally remain unchanged.

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

During the last five years, demand for communications infrastructure equipment has fluctuated dramatically.  At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and enhancement of free cash flow to strengthen their balance sheets and pay down debt.  These changes had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in the Company’s revenues and contributed to its recent operating losses.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Net Sales.  Net sales in the first nine months of 2007 were $103.4 million, an increase of $18.9 million or 22.4% compared to the first nine months of 2006.  The increase is primarily due to higher demand across all product lines within both of the Company’s reporting segments.

Americas net sales were $57.2 million in the first nine months of 2007, an increase of $10.3 million or 22.0% over the same period in 2006.  The increase was due primarily to a higher demand from the Company’s core telecom and cable customers that have been upgrading their network infrastructures.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects, and therefore are difficult to predict.

International net sales were $46.2 million in the first nine months of 2007, an increase of $8.6 million or 22.9% over the same period in 2006.  The increase in sales was primarily a result of increased demand for the Company’s products due to the ongoing drought and regulatory requirements and incentives in the urban markets of Australia.

Gross Profit.  Gross profit in the first nine months of 2007 was $32.0 million, an increase of $4.9 million or 18.1% compared to the first nine months of 2006.  The increase was due to higher gross profit dollars resulting from the higher revenues in both segments of the Company.  Gross profit dollars in the Americas segment increased $2.4 million from $15.2 million in the first nine months of 2006 to $17.6 million in the first nine months of 2007.  Gross profit of $14.4 million in the first nine months of 2007 in the International segment was $2.5 million higher than in the 2006 period.

As a percentage of net sales, gross profit decreased from 32.1% in the first nine months of 2006 to 31.0% in the first nine months of 2007.  The decrease is primarily due to a decline in the gross profit percentage in the Americas segment from 32.4% in the first nine months of 2006 to 30.8% in the first nine months of 2007.  This decrease was primarily due to higher raw material costs related to increased commodity prices and higher direct labor costs as a percentage of sales.  The gross profit percentage in the International segment decreased slightly from 31.7% in the first nine months of 2006 to 31.2% in the first nine months of 2007.

Selling.  Selling expenses were $16.9 million in the first nine months of 2007, an increase of $0.1 million or 1.0% from the first nine months of 2006.

As a percentage of net sales, selling expenses decreased from 19.9% in the first nine months of 2006 to16.3% in the first nine months of 2007.  The decrease is primarily due to the small increase in total selling expenses compared to the increase in sales along with increased efficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $11.5 million in the first nine months of 2007, an increase of $2.5 million or 27.8% from the first nine months of 2006.  The increase is due primarily to higher compensation and benefits expense of $1.1 million due to increased head count, higher expenses related to the upgrading of the Company’s Enterprise Resource Planning systems of $0.8 million and start-up costs related to the development of the water storage business in the Americas segment of $0.2 million.

As a percentage of net sales, general and administrative expense increased from 10.7% in the 2006 period to 11.1% in the 2007 period.

Research and Development.  Research and development expenses were $1.3 million in the first nine months of 2007, a decrease of $0.4 million or 23.5% from the first nine months of 2006.  The decrease is due to a higher level of capitalization of internal costs related to product development projects.

As a percentage of net sales, research and development expenses decreased from 2.0% in the first nine months of 2006 to 1.3% in the first nine months of 2007 as a result of increased sales and the decrease in research and development costs.

Impairment of Goodwill.  There was no goodwill impairment expense in the first nine months of 2007 compared to goodwill impairment expense of $4,829 in the first nine months of 2006.  The impairment was related to the Company’s Bushman Tanks operations in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted by increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.

As a percentage of sales, goodwill impairment was 5.7% in the first nine months of 2006.

Income (Loss) from Operations.  As a result of the items discussed above, income from operations was $2.3 million in the first nine months of 2007 compared to a loss from operations of ($5.3) million in the first nine months of 2006.  Operating margin as a percent of sales was 2.2% in the 2007 period compared to (6.2%) in the 2006 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.8 million in the first nine months of 2007 and $0.5 million in the first nine months of 2006.  The increase in interest expense is due to the increased level of borrowing in 2007 compared to the prior year.

Income Taxes.  Income tax expense of $0.4 million in the first nine months of 2007 compares to an income tax benefit of $0.3 million in the first nine months of 2006.  The effective tax rate was 28.2% in the first nine months of 2007 and 4.6% for the same period in 2006.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax expense recorded in the current year was a result of the income in the Company’s foreign operations. The tax benefit recorded in 2006 was the result of the loss in the foreign operations.  The low effective tax rate in 2006 was primarily related to the $4,829 charge for the impairment of goodwill, which is a non-deductible item for determining income taxes.

Comparison of the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006

Net Sales.  Net sales in the third quarter of 2007 were $33.9 million, an increase of $4.5 million or 15. 3% compared to the third quarter of 2006.  The increase is primarily due to higher demand across all product lines within both of the Company’s reporting segments.

Americas net sales were $18.2 million in the third quarter of 2007, an increase of $2.5 million or 15.9% over the same period in 2006.  The increase was due primarily to a higher demand from the Company’s core telecom and cable customers that have been upgrading their network infrastructures.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $15.7 million in the third quarter of 2007, an increase of $2.0 million or 14.6% over the same period in 2006.  The higher sales were a result of increased demand for the Company’s products in Australia as well as increased selling prices.

Gross Profit.  Gross profit in the third quarter of 2007 was $10.1 million, an increase of $0.9 million or 9.8% compared to the third quarter of 2006.  The increase was primarily due to higher gross profit dollars in the International segment of the Company.  Gross profit dollars in the Americas segment decreased $0.2 million from $5.0 million in the third quarter of 2006 to $4.8 million in the third quarter of 2007 due to a higher percentage increase in sales of products with lower gross margins compared to the percentage increase in sale of products with higher gross margins.  Gross profit of $5.3 million in the third quarter of 2007 in the International segment was $1.1 million higher than in the 2006 period primarily due to a pricing and customer rationalization program initiated during the second quarter that was in full effect for the third quarter.

As a percentage of net sales, gross profit decreased from 31.3% in the third quarter of 2006 to 30.0% in the third quarter of 2007 primarily due to the lower gross profit percentage in the Americas segment.  The gross profit percentage in the Americas segment decreased from 31.7% in the third quarter of 2006 to 26.4% in the third quarter of 2007 due to higher raw material costs and the unfavorable product mix described above.  The gross profit percentage in the International segment increased from 30.9% in the third quarter of 2006 to 34.1% in the third quarter of 2007.  The Company was able to increase prices in the International segment to help offset the increase in the raw material costs.

Selling.  Selling expenses were $5.4 million in the third quarter of 2007, a decrease of $0.3 million or 5.3% from the third quarter of 2006.  The decrease was primarily due to the increased efficiencies associated with the management and operation of the Company’s international shipping activities.

As a percentage of net sales, selling expenses decreased from 19.6% in the 2006 period to 15.9% in the 2007 period.  The decrease is due to the decrease in total selling expenses compared to higher sales.

General and Administrative.  General and administrative expenses were $3.5 million in the third quarter of 2007, an increase of $0.8 million or 29.6% from the third quarter of 2006.  The increase is due primarily to higher expenses related to upgraded information systems of $0.3 million and start-up costs related to the development of the water storage business in the Americas segment of $0.1 million.

As a percentage of net sales, general and administrative expense increased from 9.3% in the 2006 period to 10.2 % in the 2007 period.

Research and Development.  Research and development expenses were $0.4 million in the third quarter of 2007, a decrease of $0.2 million or 50.0% from the third quarter of 2006.  The decrease is due to a higher level of capitalization of internal costs related to product development projects.

As a percentage of net sales, research and development expenses decreased from 2.1% in the third quarter of 2006 to 1.3% in the third quarter of 2007 as a result of increased sales volume and the decrease in research and development costs.

Income from Operations.  As a result of the items discussed above, income from operations was $0.9 million in the third quarter of 2007 compared to income from operations of $0.1 million in the third quarter of 2006.  Operating margin as a percent of sales was 2.6 % in the 2007 period compared to 0.3% in the 2006 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.3 million in the third quarter of 2007 and $0.2 million in the third quarter of 2006. The increase in interest expense is due to the increased level of borrowing in the third quarter of 2007 compared to the prior year period.

Income Taxes.  Income tax expense was $0.4 million in the third quarter of 2007 compared to thirteen thousand dollars in the third quarter of 2006.  The effective tax rate was 73.9% in the third quarter of 2007 and (10.4%) for the same period in 2006.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax expense recorded in both years was a result of the income in the Company’s foreign operations.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was $0.4 million for the nine months ended September 30, 2007, compared to ($3.4) million in the same period in 2006.  The cash provided by operating activities in 2007 is primarily due to an increase in accounts payable, accrued expenses and income taxes payable of $3.6 million.  The cash provided by operating activities in 2007 was offset by an increase in accounts receivable and inventories which resulted in a use of cash of $8.3 million.  The respective reserves related to accounts receivable and inventories did not increase at a commensurate level due to consistent turnover in each area.  The cash used in operating activities described above was offset by the net income of $1.1 million and the $4.3 million in non-cash deductions, most of which were depreciation and amortization.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2007 and $1.6 million for the nine months ended September 30, 2006.  The increase in the 2007 period is due to a higher level of acquisition of capital assets related to product development projects.

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $5.4 million in the same period of 2006.  The additional borrowing in both periods was required to fund the higher production activities experienced in both years.

Cash and cash equivalents at September 30, 2007 were $1.6 million, compared to $2.2 million at December 31, 2006.

Net accounts receivable increased to $16.4 million at September 30, 2007 from $11.7 million at December 31, 2006 due to the significantly higher volume of sales resulting from the increased demand in the first nine months of 2007 and increased values of receivables denominated in currencies other than the U.S. dollar.  In terms of days sales outstanding, accounts receivable was 44 days at September 30, 2007 and 43 days at December 31, 2006.

Inventories increased to $18.1 million at September 30, 2007 from $13.0 million at December 31, 2006 due to the increase in inventories related to the higher volume of manufacturing activity to support the higher sales in the first nine months of 2007 and increased values of inventories denominated in currencies other than the U.S. dollar.  Days inventory on hand increased to 69 days at September 30, 2007 from 63 days December 31, 2006.

Accounts payable increased to $14.0 million at September 30, 2007 from $10.9 million at December 31, 2006 due to the significantly higher volume of activity in the first nine months of 2007.  Days payables were 53 days at September 30, 2007 and at December 31, 2006.

The Company is actively managing expenditures for capital assets and working capital requirements to reduce cash needs for 2007 and beyond.  The Company focused expenditures for capital assets on purchases for projects that it expects will provide positive long-term cash flow.  In addition, the Company is pursuing market opportunities and designing products that will consume idle or slow moving inventory to further reduce the need for current and long-term cash flow.  The Company believes that cash flow from operations coupled with available borrowings under the credit facilities described in Note 10 will be sufficient to fund the Company’s capital expenditure and working capital requirements for the next twelve months.  In particular, the Company expanded its available borrowings through the Amended and Restated Agreement, which provides for a $2,500 term loan and $5,000 capital expenditure facility.  The Company further increased its available borrowings through the Facility Agreement.

As of September 30, 2007 the Company’s Australian operations had received and accepted a firm commitment to refinance their existing indebtedness.  Such refinancing was completed on October 5, 2007.  Therefore, no covenant compliance was required by the lender for the Company’s Australian operations at September 30, 2007.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is declining and will expire in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At September 30, 2007, the outstanding loan balance subject to the guarantee totaled $495.

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

Forward-Looking Statements

Certain statements contained herein are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made herein are made pursuant to the Act.  Forward-looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statement concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company; and economic and market factors in the countries in which the Company does business, among other things.  These statements are not guarantees of future performance, and the Company has no specific intentions to update these statements.  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors including, among others: (1) the communications industry is in a state of rapid technological change, which can render the Company’s products obsolete or unmarketable; (2) any failure by the Company to anticipate or respond to technological developments or changes in industry standards or customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, operating results and financial condition; (3) a relatively small number of telecommunications customers account for a large percentage of the Company’s available market; (4) the Company expects that sales to the telecommunications industry will continue to represent a substantial portion of its total sales, and the demand for products within this industry depends primarily on capital spending by service providers; (5) the Company’s cost of sales may be materially affected by increases in the market prices of the raw materials used in the Company’s manufacturing processes; (6) the Company’s water-related sales could be materially affected by weather conditions and government regulation; (7) the Company is subject to the risks of conducting business internationally; and (8) the industries in which the Company operates are highly competitive.  Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk.

The risk inherent in the Company’s market sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

Interest Rate Sensitivity

The Company and its subsidiaries have entered into three financing agreements.  In July 2007, the Company entered into a three-year Amended and Restated Loan and Security Agreement with an asset based lender in the United States and Canada that expires June 30, 2010.  This agreement contains a term loan, capital expenditure facility and a revolving line of credit. In October 2007 the Company’s Bushman subsidiaries in Australia entered into the Facility Agreement with a private debt fund in Australia that expires September 30, 2010.  The Facility Agreement contains a term loan and a revolving line of credit.  In October 2007 two of the Company’s Australian subsidiaries entered into a loan and security agreement with an Australian bank that expires October 31, 2008.  This agreement includes performance guarantees, credit card facilities and payroll processing facilities.  The financing agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the various credit facilities are variable.

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

Item 4.                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of September 30, 2007, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective, for the reasons described below, as of the end of the period covered by this report.

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

As a result of the weaknesses identified in management’s evaluation, the Company had committed to:

•                  Implement the Company’s Oracle information system in the Bushman Tanks subsidiary to improve the processes in the revenue and purchasing cycles.

•                  Design/implement and document control procedures adequate to support the Company’s day-to-day accounting and the financial closing and reporting process.

The Company is reviewing its remediation of the material weaknesses in financial closing, revenue and purchasing cycles relative to the implementation of its Oracle information system in the Bushman Tanks subsidiary.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2007 the implementation of the Company’s Oracle information system in the Bushman Tanks subsidiary was completed.

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

10.16	Form of Indemnity Agreement (Exhibit 10.17)(1)
10.17	Form of Agreement Regarding Intellectual Property (Exhibit 10.18)(1)
10.18	401(k) Plan of the Company (Exhibit 10.19)(3)
10.19	A.C. Egerton (Holdings) PLC Share Purchase Agreement (Exhibit 2)(2)
10.20	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd. (Exhibit 10.29)(5)
10.21*	Amendment to Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Sr. (Exhibit 10.19)(8)
10.22*	Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Jr.(Exhibit 10.20)(8)

10.23

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd, Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd, and Polyrib Tanks Pty Ltd, on the one hand, and the Company and Channell Bushman Pty Limited, on the other hand (Exhibit 99.2)(10)

10.24*	Employment Letter dated June 27, 2005 between the Company and Jerry Collazo (Exhibit 99.2)(13)
10.25*	Long-Term Incentive Plan for William H. Channell, Jr. (Exhibit 10.1)(14)
10.26

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(15)

10.27

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(15)

10.28

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among the Company, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(18)

10.29

Loan and Security Agreement dated as of December 1, 2005, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, Channell Pty Ltd, certain other subsidiaries of the Company and National Australia Bank Ltd (Exhibit 10.30)(19)

10.30

Loan and Security Agreement dated April 26, 2006 and effective May 10, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.31)(19)

10.31	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd (Exhibit 10.32)(20)
10.32*	Employment Letter dated August 31, 2006 between the Company and Patrick E. McCready (Exhibit 10.1)(21)
10.33

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(21)

10.34

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(23)

10.35

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (24)

10.36

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(25)

10.37

Sixth Amendment to Loan and Security Agreement dated as of April 2, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.37) (26)

10.38

Loan and Security Agreement dated May 16, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(27)

10.39

Seventh Amendment to Loan and Security Agreement, dated as of June 26, 2007, by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A. (as assignee of Banc of America Leasing and Capital, LLC, successor-in-interest to Fleet Capital Corporation), as administrative agent, BABC Global Finance Inc. (as assignee of Fleet Capital Global Finance, Inc., as assignee of Fleet Capital Canada Corporation), as Canadian agent, Bank of America, N.A. (as successor-in-interest to Fleet National Bank, London U.K. Branch), as UK agent, and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(28)

10.40

Amendment to Loan and Security Agreement dated July 24, 2007, and effective July 25, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (29)

10.41	Amended and Restated Loan and Security Agreement dated July 30, 2007, by and among Bank of America, N.A., Bank of America Canada Branch, the Company and Channell Commercial Canada Inc. (30)
10.42

Amendment to Loan and Security Agreement dated August 27, 2007, and effective August 28, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (31)

10.43	Letter dated September 28, 2007 from National Australia Bank Ltd to Channell Bushman Pty Ltd, Bushmans Group Pty Ltd and certain other subsidiaries of the Company (Exhibit 10.1)(32)
10.44

Facility Agreement dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.1)(33)

10.45

Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.2)(33)

10.46	Loan and Security Agreement dated October 8, 2007, and effective October 9, 2007, by and among Channell Pty Limited, Bushmans Group Pty Limited and National Australia Bank Limited (Exhibit 10.3)(33)
10.47	Lease dated September 13, 2007 between the Company, on the one hand, and William H. Channell, Jr. and Carolyn Channell, on the other hand(34)
10.48	Amendment No. 2 to Lease dated May 1996 between the Company and the Channell Family Trust, dated as of November 12, 2007(34)
14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(8)
21	Subsidiaries of the Company (Exhibit 21)(16)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(34)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(34)
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(34)

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2001.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(6)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.
(7)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.
(8)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.
(9)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.
(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.
(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.
(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.
(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.
(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.
(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.
(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K/A on November 21, 2005.
(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.
(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 29, 2006.
(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2006.
(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.
(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.
(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.
(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.
(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.
(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.
(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2007
(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 2007
(28)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 29, 2007

(29)	Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on July 31, 2007.
(30)	Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on August 3, 2007.
(31)	Incorporated by reference to the indicated exhibits filed in connection with the Company's Form 8-K on September 4, 2007.
(32)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 4, 2007
(33)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 10, 2007
(34)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007
CHANNELL COMMERCIAL CORPORATION
(Registrant)

By	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)