Form 10-K
period 2007-12-31
CHANNELL COMMERCIAL CORP
filed 2008-03-28
CIK 1013696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                     Accelerated filer ☐

Non- accelerated filer    ☐ (Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

On March 24, 2008, the registrant had 9,544,134 shares of Common Stock outstanding.  The aggregate market value of the shares held by non-affiliates of the registrant was $20,765,890 computed by reference to the price at which the shares were last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, which is anticipated to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

i

PART I

Item 1. Business.

Background

Channell Commercial Corporation (the “Company”) was incorporated in Delaware on April 23, 1996, as the successor to Channell Commercial Corporation, a California corporation.  The Company’s executive offices are located at 26040 Ynez Road, Temecula, California 92591, and its telephone number at that address is (951) 719-2600.

General

The Company is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper VoIP termination and connectorization products, fiber optic cable management systems for fiber to the premises (“FTTP”) networks, and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency (“RF”) electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant,” “local loop” or “last mile” that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

The Company also designs, manufactures and markets polyethylene water harvesting systems for rural and residential markets in Australia and the United States.  The Company’s primary product line is water harvesting systems, for which a rotationally molded tank is the major component, is principally used in the agricultural sector where water shortages require storage of rain and ground water.  The Company also markets a range of water harvesting systems for use in residential and rural-residential markets.  The Company’s Australian water harvesting business operates out of six leased facilities in Australia.  The facilities are located in New South Wales (2), Queensland (2), Victoria and South Australia.  Water tanks for the North American market are manufactured in Temecula, California.

The Company entered the Australian water harvesting market in August 2004 with the acquisition of Bushman Tanks.  Bushman Tanks is one of Australia’s largest manufacturer and distributor of rotational molded polyethylene water storage tanks.  In late 2007, the Company introduced products to serve its North American water harvesting market.

The Company’s enclosure product line accounted for 43%, 46%, and 44% of the Company’s net sales in 2007, 2006 and 2005, respectively.  The Company diversified its business with the acquisition of Bushman Tanks in 2004.  The Company’s water related products product line accounted for 44%, 45%, and 48% of the Company’s net sales in 2007, 2006 and 2005, respectively.  The Company had long-lived assets in Australia with a book value of $7.2 million, $6.8 million, and $5.3 million at December 31, 2007, 2006 and 2005, respectively.  For additional financial segment and geographic information, see Note N to the Company’s Consolidated Financial Statements included herein.

Industry

The Company serves customers primarily in two industries, the global telecommunications industry and the water harvesting industry.

In the telecommunications industry, CATV/broadband and local telephone operators are building, rebuilding or upgrading signal delivery networks around the world.  These networks are designed to deliver video, voice and/or data transmissions to individual residences and businesses.  Operators deploy a variety of network technologies and architectures, such as HFC, VoIP, DLC, ADSL and FTTP (see “Glossary of Terms”) to carry broadband and narrowband signals.  These architectures are constructed of electronic hardware connected via coaxial cables, copper wires and/or optical fibers, including various access devices, amplifiers, nodes, hubs and other signal transmission and powering electronics.  Nearly all of these devices in the outside plant require housing in secure, protective enclosures and cable management connectivity systems, such as those manufactured by the Company.

As critical components of the outside plant, enclosure products provide (i) environmental and vandalism protection, (ii) ready access for technicians who maintain and manage the outside plant and (iii) in some cases, dissipation of heat generated by the active electronic hardware.  CATV/broadband and local telephone network operators place great reliance on manufacturers of protective enclosures because any material damage to the distributed network elements is likely to disrupt communications services.  Connectivity products provide critical broadband data-rated connection points that support cost effective service deployment and ensure signal integrity is maintained throughout the network.

The primary drivers of demand for enclosures in the communications industry are the construction, rebuilding, upgrading and maintenance of signal delivery networks by CATV/broadband network operators and local telephone companies.  For example, broadband networks continue to be upgraded and enhanced for advanced two-way services such as high-speed Internet access via cable modems, high-definition television (HDTV), video on demand (VoD), voice-over-Internet Protocol (VoIP) telephony and xDSL transport. Local telephone service providers are employing advanced technologies, such as a variety of digital subscriber line (“DSL”) technologies, which utilize installed copper wires for broadband services.  These “local loop” copper wire systems often require significant upgrading and maintenance to provide the optimal throughput necessary to carry high-speed broadband signals, increasing the need for data-rated fully sealed outside plant facilities in order to sustain network reliability and longevity.   Local telephone service providers are also employing various FTTP technologies to deliver higher bandwidth services to customers.  FTTP utilizes outside plant enclosures to protect the networks, as well as fiber cable management devices, both of which are manufactured by the Company.  Similar architectures that utilize multiple configurations of enclosure and connectivity products are deployed world-wide.

In the Australian water harvesting industry, consumers utilize plastic, steel or concrete tanks for the storage of water.  Australia has an arid climate with limited water resources.  The combination of a growing population, a movement of people away from urban areas and generally limited rainfall has historically resulted in water shortages in most geographic areas.  As such, certain local, state and national governments have implemented regulations intended to conserve water.  These include restrictions on the use of potable water and requirements to install water storage systems or other conservancy products in new residential dwellings in selected areas.  Water storage systems are used to store rain and ground water on-site at both residential and commercial properties.  While the primary application for stored water has been for agricultural purposes and irrigation, increasingly stored water is being pumped into residences for non-potable uses such as washing machines and toilets and may often be used as a source of drinking water.  The Company anticipates that in North America similar factors may, over time, lead to water shortages and increased interest in water conservation and harvesting.

Business Strategy

The Company’s strategy is to capitalize on its established customer relationships, knowledge of communications networks and core capabilities in the design and manufacture of thermoplastic products, metal products and connectivity products.

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

The Company has invested in the development of a broad range of products designed specifically for telecom applications. These include connectivity and enclosure products for xDSL and FTTP based networks.  The Company has successfully marketed its traditional broadband/CATV products to local telephone companies that have been designing and deploying broadband networks to deliver competitive video and data services.  The Company will continue to target this market for growth, using its direct sales force as well as partnering with major system original equipment manufacturers (“OEMs”).

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

Develop New Products and Enter New Markets.  The Company continues to leverage its core capabilities in developing innovative products that meet the evolving needs of its customers.  Innovative products offered by the Company include its MAH Series™ free-breathing telephony enclosures, GLB™  grade level box sub-surface enclosures, the Mini-Rocker™ insulation displacement copper connectivity products, and a range of Rhino™ metal fabricated enclosures.  The Company continually invests in ongoing improvement and enhancement projects for the existing products developed by the Company, several of which have received U.S. and international patent protection.  The Company’s products are designed to improve the performance of its customers’ outside plant systems.  The Company has a proven record in designing, developing and manufacturing “next generation” products that provide solutions for its customers and offer advantages over those offered by other suppliers to the industry.  The Company also believes its core capabilities are applicable to markets outside the telecommunications industry.

The Company is expanding its product offering of water storage products to include smaller systems designed primarily for the residential markets in Australia.  The Company’s principal customers are currently in rural areas.  However, due to various water restrictions and government rebates, more industry growth is projected for the urban markets.  The Company continues to develop innovative products to expand its presence in both the residential and rural markets of Australia.  In the second half of 2007, the Company launched a limited range of water harvesting systems targeting the residential market in North America.

Concentrate on Core Capabilities to Diversify into Other Industries.  The Company believes its core competencies are in the design and manufacture of plastic and metal enclosure products for industrial infrastructure applications and copper wire connectivity.  The Company is pursuing a strategy to utilize these core competencies to diversify into other industries to grow profitably.  Relevant industries that the Company may pursue include water, irrigation, power utility and other outside plant infrastructure products.  The Company continues to assess new market opportunities either through internal product development or acquisitions.

Products

The Company currently markets over 60 product families, with several thousand optional product configurations.  The primary functions of the Company’s products designed for the telecommunications industry are cable routing and management, equipment access, heat dissipation and security.   The Company believes that it offers one of the most complete lines of outside plant infrastructure products in the telecommunications industry. The primary functions of the Company’s products designed for the water harvesting industry are the filtration, storage and distribution of water for both outside and inside rural and suburban residences.

Enclosures.  The Company manufactures precision-molded, highly engineered and application-specific thermoplastic and metal fabricated enclosures for the communications industry that are considered state-of-the-industry, having been field tested and received approvals and standardization certifications from major broadband/CATV and telephone company operators.  Most of the Company’s products are designed for buried and underground network applications.  The Company’s enclosure products provide technicians access to network equipment for maintenance, upgrades and installation of new services.  Buried and underground networks and enclosures are generally preferred by broadband/CATV and telecommunications operators for increased network reliability, lower maintenance, improved security, reduced utility right-of-way conflicts, and aesthetic appeal. The enclosure products, particularly the thermoplastic versions, must provide advanced heat dissipation characteristics increasingly required for the protection of active electronics in many network installations.  The Company is also a designer and manufacturer of metal fabricated enclosures that house advanced electronics, fiber optic cable and power systems for broadband/CATV and telecommunications networks (branded as “Rhino Enclosures™”).  The Company designs and manufactures a series of termination blocks, brackets and cable management devices for mounting inside its enclosure products.  The Company is recognized in the industry for its differentiated product designs and the functionality, field performance and service life of its products.

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

Water Related Products - Grade Level Boxes.  The Company is a designer and supplier of grade level boxes used for sub-surface network access.  The Company’s line of grade level boxes are designed and configured for water distribution and irrigation applications.  Applications include storage of underground cables, irrigation valves, power and water utility distribution equipment.  Additionally, a series of these products has also been designed specifically for, and such products are widely deployed in, FTTP networks.

Water Related Products - Water Harvesting.  The Company offers a range of water harvesting systems, which mainly consists of a large volume polyethylene tank and accessory equipment (hoses, piping, diverter valves, filtration systems, electrical pumps, etc.), for the storage of potable and non-potable water.  These products typically store rain water collected from the roofs of homes or other buildings or water pumped from underground wells.  These products are primarily used by residential homes, agricultural properties and commercial buildings.

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

Marketing and Sales

The Company markets its products primarily through a direct sales force of technically trained salespeople. The Company employs an application-specific systems approach to marketing its products, offering the customer a complete, cost-effective system solution to meet its outside plant requirements. All sales personnel have technical expertise in the products they market and are supported by the Company’s engineering and technical marketing staff. Product marketing specialists are assigned to provide technical support and commercial direction for the Company’s strategic product groups.

Internal sales/customer service departments schedule incoming orders, handle requests for product enhancements and service inquiries and support the Company’s direct sales force. These departments maintain direct communications with customers and the Company’s field sales and operations personnel.

By engaging in public relations activities, product literature development, market research and advertising, the marketing department also promotes and positions the Company within both domestic and international markets.  The Company regularly attends, participates and exhibits its products at industry trade shows and conferences within domestic and international markets throughout the year.

Specific to the Company’s water harvesting products, the Company augments its direct sales force through the use of an extensive network of over 100 agents and distributors.  A key sales channel for the Company’s water harvesting products are agricultural field days in Australia.  Agricultural field days are held in most rural areas once or twice per year and are used by rural customers to purchase a variety of hardware products by attending a single event.  The Company also uses limited radio and television advertising to promote its water harvesting products and maintain brand recognition throughout Australia.

Manufacturing Operations

The Company’s vertically integrated manufacturing operations enable the Company to control each step in the manufacturing process, including product design and engineering and design and production of many of its own dies, tools, molds and fixtures.  The vertically integrated manufacturing operations apply to both the communications equipment and water product lines.

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

The Company’s manufacturing, distribution and office facilities as of December 31, 2007, include approximately 371,000 square feet used in the Americas segment, net of 53,000 square feet that the Company sub-leases to a third party, and 145,000 square feet used by the International segment.

Product Development and Engineering

The Company’s product development and engineering staff designs and tests the Company’s products and continues to build on its core competencies and knowledge in telecommunications outside plant and water harvesting products. As a direct result, the Company has been able to develop a broad series of superior products designed to meet the specific needs of customers.  Distinguishing characteristics of the Company’s products include:

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

The Company’s product development approach is applications-based and customer driven.  A team comprised of engineering, marketing, manufacturing and direct sales personnel work together to define, develop and deliver comprehensive systems solutions to customers, focusing on the complete design cycle from product concept through tooling and high-volume manufacturing.  The Company is equipped to conduct many of its own product testing requirements for performance qualification purposes, enabling it to accelerate the product development process.  The Company spent $1.9 million in 2007, $2.2 million in 2006, and $2.4 million in 2005 on research and development.

Customers and Backlog

The Company sells its telecommunications-related products directly to broadband operators and telephone companies throughout the world, principally within developed nations.  The Company sells its products to OEMs on a global basis.  The Company sells its water harvesting products in Australia directly to end users in addition to retailers, wholesalers, distributors and agents. During 2007, the Company’s five largest customers accounted for 33% of total net sales. In 2007, the Company’s five largest customers by sales in the United States were Verizon, Comcast, Time Warner, Trinet, and Cox. During 2006, the Company’s five largest customers accounted for 29.4% of total net sales. In 2006, the Company’s five largest customers by sales in the United States were Verizon, Comcast, Time Warner, Cox, and Bright House Networks.  There were no customers that accounted for more than 10% of the Company’s net sales for 2007 or 2006.  In international markets, the Company’s five largest customers in 2007 by sales were McCrackens (Australia), Stratco (Australia), Telstra (Australia), Shaw (Canada), and British Telecom (UK).   The Company’s five largest customers in international markets in 2006 by sales were Telstra (Australia), British Telecom (UK), Shaw (Canada), Rogers (Canada) and Middencorp Electric (Australia).

The Company has historically operated with a relatively small backlog. Sales and operating results in any quarter are primarily dependent upon orders booked and products shipped in the quarter.  The Company’s customers generally do not enter into long-term supply contracts providing for future purchase commitments of the Company’s products.  Rather, the Company believes that many of its customers periodically review their supply relationships and adjust buying patterns based upon their current assessment of the products and pricing available in the marketplace.  From fiscal period to fiscal period, significant changes in the level of purchases of the Company’s products by specific customers can and do result from this periodic assessment.  Customers of water products in Australia are typically rural business owners that may keep their product for several years before making a repeat purchase, as well as distributors that buy in quantity and market the Company’s products.

Intellectual Property

The Company owns substantially all of the patents and other technology employed by it in the manufacture and design of its products.  The Company’s patents, which expire through the year 2026, cover various aspects of the Company’s products.  In addition, the Company has certain trade secrets, know-how and trademarks related to its technology and products.

Management does not believe any single patent or other intellectual property right is material to the Company’s success as a whole.  The Company maintains an intellectual property protection program designed to preserve its intellectual property assets.

Competition

Telecommunications.  The telecommunications industry is highly competitive.  The Company’s competitors include companies that are much larger than the Company, such as Tyco, 3M, Emerson, and Corning, in addition to competitors similar in size to the Company, such as Carson Industries.  The Company believes its competitive advantages include its ability to service national and multi-national customers, its direct sales force, its specialized engineering resources and its vertically integrated manufacturing operations.

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

Water Harvesting.  The water storage products industry in Australia is characterized by a few large competitors, including Hills Industries, Nylex and Clark Tanks, and a large number of smaller, regional competitors.  The Company believes its competitive advantages include its nationally recognized brand, high-volume production capacity, manufacturing expertise, product design, marketing and sales expertise and its nationwide transportation capabilities.

Management believes that the principal competitive factors in the water storage industry are product quality, manufacturing capacity, and geographic location for logistics support, technical support and customer service.  The multiple manufacturing plant locations, combined with urban distribution centers, provide nationwide market coverage in the industry.

Competitive price pressures are prevalent in this industry.  The Company has responded to these with ongoing process improvements, design optimization and targeted procurement programs.  In the first half of 2007, high demand for products nationwide and related long lead times experienced by most producers, eased some of the pricing pressures.

The existing customer base is widely dispersed throughout the rural market areas.  Promotion and awareness of the Company’s products and services are strongly reinforced.  Long-term direct marketing programs, including media advertising, radio and television, and high profile promotion at exhibitions, have been developed by the Company over many years.  These marketing programs have established strong brand equity, which creates a competitive advantage in several significant market areas.

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

Employees

As of December 31, 2007, the Company employed 618 people.  The Americas segment includes 403 employees and the International segment includes 215 employees.  The Company considers its employee relations to be good and recognizes its ability to attract and retain qualified employees is an important factor in its growth and development.  None of the Company’s employees is subject to a collective bargaining agreement, and the Company has not experienced any business interruption as a result of labor disputes within the past five years.

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

Item 1A. Risk Factors.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), which provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.  Forward-looking statements include statements that are predictive in nature; that depend upon or refer to future events or conditions; or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations or negatives thereof or by similar or comparable words or phrases.  In addition, any statements that may be provided by our management concerning future financial performance, ongoing business strategies or prospects or our possible future actions are also forward-looking statements as defined by the Act.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about us; and economic and market factors in the countries in which we do business, among other things.  These statements are not guarantees of future performance, and we have no specific intentions to update these statements.  References to “we,” “us” or “our” are references to the Company.

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

We are dependent on a small number of customers for a significant percentage of sales.  The telecommunications industry is the largest industry in which we operate and is highly concentrated. A relatively small number of customers account for a large percentage of our available market.  Consequently, our five largest customers accounted for 33% and 29.4% of our total net sales in 2007 and 2006, respectively.  There were no customers greater than 10% of our total net sales in 2007 or 2006.  Mergers and acquisitions in the telecommunications industry, which are expected to continue, not only increase the concentration of the industry and of our customer base, but also from time to time delay customers’ capital expenditures as newly merged service providers consolidate operations.  In the event one of our major customers was to terminate purchases of our products, our operating results would be adversely affected.

A significant reduction in capital spending patterns of telecommunications industry service providers could adversely affect our results of operations.  Although we diversified our business with the acquisition of Bushman Tanks, we expect that sales to the telecommunications industry will continue to represent a substantial portion of our total sales.  Demand for products within this industry depends primarily on capital spending by service providers for constructing, rebuilding, maintaining or upgrading their systems.  The amount of capital spending and, therefore, our sales and results of operations, are affected by a variety of factors, including general economic conditions, the rate of new home construction,  access by service providers to financing, government regulation of service providers, demand for services and developments in the telecommunications technology.  While the industry generally experienced substantial growth in the late 1990’s, since 2001 the telecommunications equipment industry has been materially adversely affected by service providers’ reductions of their overall capital expenditures.

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

Our international operations subject us to the social, political and economic risks of doing business in foreign countries.  International sales, including export sales from U.S. operations, accounted for 48.7%, 49.8%, and 47.5% of our net sales in 2007, 2006 and 2005, respectively.  The percentage of international sales to our total sales has increased with the acquisition of the Bushman Tanks business.  Due to our international sales, we are subject to the risks of conducting business internationally, including unexpected changes in or impositions of legislative or regulatory requirements, fluctuations in the U.S. dollar, which could materially adversely affect U.S. dollar revenues or operating expenses, tariffs and other barriers and restrictions, longer collection cycles, greater difficulty in accounts receivable collection, potentially adverse taxes and the burdens of complying with a variety of international laws and communications standards.  We are also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, in connection with our international operations.  There can be no assurance that these risks of conducting business internationally will not have a material adverse effect on our business.

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

Inability to renew our related party leases could adversely affect our business.  We currently lease a portion of our Temecula facilities from the Channell Family Trust, one of our principal stockholders, of which Jacqueline M. Channell, our Chairman of the Board and corporate secretary, is sole trustee.  In addition, the Company also leases a parcel of land, adjacent to its headquarters building, from William H. Channell Jr., President and Chief Executive Officer and his wife, Carolyn Channell.  We believe the terms of the leases for our Temecula, California facilities are no less favorable than would be available from an unrelated third party after arm’s length negotiations.

In addition, we currently lease three facilities in Australia from the former owners of Bushman Tanks, who are also stockholders of ours.  Although we believe these leases are in total in excess of fair market value by $27,000 per year, we do not believe that amount is significant compared to total manufacturing costs and thus does not place us at a competitive disadvantage.

Although our leases expire in, or have renewal options through, the year 2025, there can be no assurance that we will be able to agree on additional renewal terms for the properties currently leased by us. Our failure to renew the leases would require us to relocate our existing facilities, which could have a material adverse effect on our business, financial condition or results of operations.

The termination of transportation and logistics services by the primary freight provider for our Bushman Tanks business could continue to adversely impact our results of operations.  As of October 12, 2006, the primary freight provider for our Bushman Tanks water storage tank manufacturing and distribution business unilaterally withdrew its transportation and logistics services.  Accordingly, the agreement with the freight provider has been terminated, and Bushman Tanks has reserved its rights in relation to any damages it suffers as a result of the termination of such services.  The freight provider claims that Bushman Tanks has breached the agreement.  Although we do not believe Bushman Tanks has breached the terms of the agreement, we have accrued for amounts in dispute.  If the dispute with the freight provider cannot be resolved, either Bushman Tanks or the freight provider may pursue legal action. Although no litigation has been initiated, the legal cost associated with potential litigation related to the termination of such services, and any settlements as a result of legal disputes related thereto, could negatively affect our working capital and results of operations.

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

Weather patterns in Australia may affect the demand for water storage tanks.  Our business may be affected by adverse changes in weather patterns in Australia that may affect the demand for water storage tanks.  Prior to 2007, Australia experienced a severe water shortage for several years due to less rainfall, inadequate national infrastructure to store water for use during drought periods and the growth in population in both urban and non urban areas.  Beginning in the latter part of 2007 and continuing into 2008, Australia has received a significant amount of rainfall.  A prolonged period of changed weather patterns providing additional rainfall and lessening the effect of the drought could have a negative impact on the demand for water storage tanks and, accordingly, adversely affect our sales.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company’s manufacturing, warehouse and office facilities approximate 516,000 square feet worldwide.  In Temecula, California, 265,000 square feet of the total 364,000 square feet are leased from the Channell Family Trust, one of the Company’s principal stockholders, of which Jacqueline M. Channell, the Company’s Chairman of the Board, and Company secretary, is a trustee.  In addition, the Company also leases a parcel of land, adjacent to its headquarters building, from William H. Channell Jr., President and Chief Executive Officer and his wife, Carolyn Channell.  The Temecula facilities are used by the Americas segment. The Company also leases an aggregate of approximately 152,000 square feet of manufacturing, warehouse and office space in Canada, Australia and the United Kingdom. In Australia, 72,000 square feet of manufacturing and distribution space in Dalby, Terang, and Adelaide are leased from the former owners of Bushman Tanks. The Canada facilities are used by the Americas segment and the Australia and United Kingdom facilities are used by the International segment.  The Company considers its current facilities to be adequate for its operations.

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

	High	Low

Year Ended December 31, 2007:
First Quarter	$4.27	$2.93
Second Quarter	5.19	3.67
Third Quarter	6.01	3.35
Fourth Quarter	4.75	1.10

Year Ended December 31, 2006:
First Quarter	$5.25	$3.57
Second Quarter	5.00	3.22
Third Quarter	3.48	2.75
Fourth Quarter	3.34	2.38

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

As of March 21, 2008, the Company had 9,544,134 shares of its Common Stock outstanding, held by approximately 100 stockholders of record.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following is a line graph presentation comparing the Company’s cumulative total return from December 31, 2002 to December 31, 2007 with the performance of the NASDAQ market, the Standard & Poor’s Industrials Index (“S & P Industrials”) and Standard and Poor’s Communications Equipment Index (“S & P Communications Equipment”) for the same period.

Item 6.  Selected Financial Data.

The selected consolidated financial data presented below as of and for each of the five years in the period ended December 31, 2007, have been derived from the Company’s audited consolidated financial statements, which as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007 appear elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included therein (amounts in thousands, except per share data).

	Year Ended December 31,
	2007	2006	2005	2004	2003

OPERATING DATA:
Net sales	$133,163	$109,138	$116,065	$102,200	$78,100
Cost of goods sold	92,240	76,055	81,060	72,151	53,960

Gross profit	40,923	33,083	35,005	30,049	24,140

Operating expenses
Selling	22,131	21,993	22,407	16,345	11,028
General and administrative	14,868	12,500	11,688	8,811	7,837
Research and development	1,865	2,222	2,356	2,109	1,775
Restructuring charge (recovery)	—	—	—	(690)	1,565
Goodwill impairment charge	—	4,829	—	—	—
Asset impairment charge	—	—	97	—	1,238
	38,864	41,544	36,548	26,575	23,443

Income (loss) from operations	2,059	(8,461)	(1,543)	3,474	697
Interest income (expense), net	(1,323)	(857)	(495)	(489)	(571)
Income (loss) before income tax expense (benefit)	736	(9,318)	(2,038)	2,985	126
Income taxes (benefit)	484	(777)	5,012	(791)	200
Net income (loss) before minority interest	252	(8,541)	(7,050)	3,776	(74)
Minority interest in income (loss) of subsidiaries	(21)	(1,712)	(170)	167	—

Net income (loss)	$273	$(6,829)	$(6,880)	$3,609	$(74)

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.72)	$(0.73)	$0.39	$(0.01)
Diluted	$0.03	$(0.72)	$(0.73)	$0.39	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,544	9,543	9,448	9,203	9,126
Diluted	9,545	9,543	9,448	9,223	9,126

BALANCE SHEET DATA:
Current assets	$33,049	$29,457	$25,022	$37,686	$30,407
Total assets	66,847	61,878	60,706	78,481	53,435
Long-term obligations (including current maturities)(1)	18,153	14,245	7,624	8,840	3,906
Stockholders’ equity	31,764	30,150	35,959	42,484	36,816

OTHER DATA:
Gross margin(2)	30.7%	30.3%	30.2%	29.4%	30.9%
Operating margin(3)	1.6	(7.8)	(1.3)	3.4	0.9
Capital expenditures (excluding capital leases)	3,917	3,871	4,339	3,281	1,203
Cash provided by (used in):
Operating activities	1,596	(2,287)	1,672	9,395	7,127
Investing activities	(3,754)	(3,765)	(4,315)	(20,025)	1,154
Financing activities	2,228	5,564	201	7,383	(2,662)

(1)	Includes all interest bearing debt and capital lease obligations.
(2)	Gross margin is gross profit as a percentage of net sales.
(3)	Operating margin is income (loss) from operations as a percentage of net sales.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The Company is a designer and manufacturer of telecommunications equipment supplied to communications network operators worldwide and water storage tanks distributed in consumer markets throughout Australia. In late 2007, the Company introduced products to serve North American water harvesting markets.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber-optic cable management systems and polyethylene water storage tanks.

The Company has two reportable segments, Americas and International.  The Americas segment includes the Company’s operations in the United States and Canada.  The International segment includes the Company’s operations in Australia (including the Bushman Tanks business) and the United Kingdom.

During the last six years, demand for communications infrastructure equipment has fluctuated dramatically.  At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and enhancing free cash flow to strengthen their balance sheets and pay down debt.  These changes have had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in the Company’s revenues and contributed to the Company’s reported operating losses in 2006 and 2005.

Within the water storage portion of the Company’s business, demand continues to grow in Australia due to the country’s generally arid climate and the widespread water conservation efforts.  Demand for the Company’s water storage products is also driven by regulatory factors at the local, state, and federal government levels.  However, periods of significant rainfall could negatively affect the sales of the Company’s product.

Within both the communications infrastructure market and water storage market, the high price of petroleum-based commodities has had a negative impact on the Company’s gross margins.  The products manufactured in both of the markets in which the Company operates are primarily composed of polyethylene resins, which are primarily derived from commodities such as oil and natural gas.  The Company is limited in its ability to pass on incremental price increases to its customers.  Continued petroleum-based commodity price increases would have a negative impact on the Company’s performance.

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

The Company assesses the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.  Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, an impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates.  To measure the impairment of indefinite-lived intangibles, the Company uses the relief from royalty method in its valuation.  Under the relief from royalty method, an estimated royalty rate is applied against an estimate of future revenues, discounted to present value, to determine the savings associated with owning the trademark intangible.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess.  There is inherent uncertainty in these estimates, and changes in these factors over time could result in an impairment charge.  Goodwill impairment tests performed on the Bushman Tanks reporting unit as of December 31, 2007, 2006 and 2005 indicated that no impairment charges were required, while the June 30, 2006 test resulted in an impairment of $4,829.  Any material change in the estimates of future sales, gross profit or operating expenses individually or collectively would result in additional impairment.

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

Deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the benefits will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Since the Company has had cumulative net operating losses in its domestic operations in recent years, its ability to use forecasted future earnings is diminished.  As a result, management concluded, as of December 31, 2005 and 2006, that a full valuation allowance against the domestic net deferred tax asset was appropriate.  The Company continues to recognize a full valuation allowance against its net domestic deferred tax asset at December 31, 2007.  Management has also determined that a full valuation allowance is required on the net operating loss carryforward in one of the Asian operations within its International segment because of uncertainty regarding its realization.  No valuation was required on the remaining foreign net deferred tax asset as management has determined that it is more likely than not to be realized.  The ultimate realization of the remaining net foreign deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Significant management judgment is involved in assessing the Company’s ability to realize any future benefit from deferred tax assets. In the event that actual results differ from management estimates and management adjusts these estimates in future periods, the Company’s operating results and financial position could be materially affected.

Foreign Currency Translation.  The Company has foreign subsidiaries that together accounted for 48.6% of the Company’s net revenues and 61.0% of the Company’s assets as of and for the year ended December 31, 2007. In preparing the Company’s consolidated financial statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within the Company’s statement of operations or as a separate part of the Company’s net equity under the caption “accumulated other comprehensive income.”

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

Results of Operations

The following table sets forth the Company’s operating results for the periods indicated expressed as a percentage of net sales.

	Year Ended December 31,
	2007	2006	2005

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	69.3	69.7	69.8

Gross Profit	30.7	30.3	30.2

Selling	16.6	20.2	19.3
General and administrative	11.1	11.5	10.1
Research and development	1.4	2.0	2.0
Impairment of goodwill	—	4.4	—
Asset impairment charge	—	—	0.1

Income (loss) from operations	1.6	(7.8)	(1.3)

Interest expense, net	1.0	(0.8)	(0.4)

Income (loss) before income tax expense (benefit)	0.6	(8.6)	(1.7)
Income taxes (benefit)	0.4	(0.7)	4.3
Net income (loss) before minority interest	0.2	(7.9)	(6.0)
Minority interest	—	(1.6)	(0.1)

Net income (loss)	0.2%	(6.3)%	(5.9)%

Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006

Net Sales.  Net sales increased $24.1 million or 22.1% from $109.1 million in 2006 to $133.2 million in 2007.   The increase was primarily due to higher demand across all product lines within both of the Company’s reporting segments.

Americas net sales increased $14.7 million or 24.6% from $59.3 million in 2006 to $74.0 million in 2007.  The increase was primarily due to higher demand from the Company’s core telecom and cable customers that have been upgrading their network infrastructures.  Sales to large telecom and service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales increased $9.4 million or 18.9% from $49.8 million in 2006 to $59.2 million in 2007.  The increase was primarily due increased demand for the Company’s products due to the ongoing drought, regulatory requirements, and incentives in the urban markets of Australia.

Gross Profit.  Gross profit increased $7.8 million from $33.1 million in 2006 to $40.9 million in 2007.  The increase was due to higher gross profit dollars resulting from the higher revenues in both reporting segments of the Company.  Gross profit dollars in the Americas segment increased $3.6 million from $18.2 million in 2006 to $21.8 million in 2007.  Gross profit of $19.1 million in 2007 in the International segment was $4.2 million higher than in 2006.

As a percentage of net sales, gross profit increased from 30.3% in 2006 to 30.7% in 2007.  The increase is primarily due to a higher gross profit percentage in the International segment, which increased from 29.9% in 2006 to 32.4% in 2007.  This increase is primarily as a result of manufacturing cost reductions along with price increases.  Offsetting the increase in the International segment was a decrease in the gross profit percentage in the Americas segment from 30.7% in 2006 to 29.4% in 2007.  This decrease was primarily due to higher raw material costs related to increased commodity prices and higher direct labor costs as a percentage of sales.

Selling.  Selling expenses increased slightly from $22.0 million in 2006 to $22.1 million in 2007.

As a percentage of net sales, selling expenses decreased from 20.2% in 2006 to 16.6% in 2007.  The lower percentage is primarily due to the small increase in total selling expenses compared to the increase in sales.  The Company was able to keep selling expenses down primarily as a result of increased efficiencies associated with the management and operation of the Company’s international shipping activities.

General and Administrative.  General and administrative expenses were $14.9 million in 2007, an increase of $2.4 million or 19.2% from 2006.  The increase is due primarily to higher compensation and benefits expense of $1.7 million due to increased head count, higher expenses related to the upgrading of the Company’s Enterprise Resource Planning systems of $0.8 million and start-up costs related to the development of the water storage business in the Americas segment of $0.2 million.  These increases were partially offset by decreases in other general and administrative expenses.

As a percentage of net sales, general and administrative expenses decreased from 11.5% in 2006 to 11.2% in 2007.

Research and Development.  Research and development expenses were $1.9 million in 2007, a decrease of $0.3 million or 13.6% from 2006.  Spending on new product development programs in 2007 was slightly less than the previous year due to a higher level of capitalization of internal costs in the development of new tools and equipment associated with new designs of products.

As a percentage of net sales, research and development expenses decreased from 2.0% in 2006 to 1.4% in 2007.

Impairment of Goodwill.  Goodwill impairment expense was $4.8 million in 2006, compared to no impairment in 2007.  The impairment was related to the Company’s Bushman Tanks operation in Australia.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income in the Bushman Tanks business, which have been negatively impacted as a result of increasing prices in raw materials.  The primary raw materials used in the manufacture of Bushman Tanks products are petroleum-based resins.  The price of these resins has been continually increasing as the price of oil increases.  The valuation methodology for goodwill is summarized in Note B to the Consolidated Financial Statements.

Income (Loss) from Operations.  As a result of the items discussed above, income from operations was $2.1 million in 2007 compared to a loss from operations of ($8.5) million in 2006.  Operating margin as a percent of sales was 1.6% in 2007 compared to (7.8%) in 2006.

Interest Expense, Net.  Interest expense, net of interest income, was $1.3 million in 2007 compared to $0.9 million in 2006 due to the higher level of outstanding debt in 2007.

Income Taxes.  Income tax expense of $0.5 million in 2007 compares to an income tax benefit of ($0.8) million in 2006.  The effective tax rate was 65.8% in 2007 and (8.3%) in 2006.  The Company has a full valuation allowance on the realization of the domestic net deferred tax asset.  Approximately $.04 million of state tax expense has been recorded in the results of operations in the U.S. for 2007.  The tax expense recorded in the current year was primarily a result of the income in the Company’s foreign operations.  The tax benefit recorded in 2006 was the result of the loss in the foreign operations.  The low effective tax rate for 2006 was primarily related to the $4,829 charge for the impairment of goodwill, which is a non-deductible item for determining income tax.

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

Interest Expense, Net.  Interest expense, net of interest income, was $0.9 million in 2006 compared to $0.5 million in 2005.

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

Liquidity and Capital Resources

Cash and cash equivalents on December 31, 2007 were $2.1 million, a slight decrease of $0.1 million from the December 31, 2006 balance of $2.2 million.  The decrease was due to cash used for capital expenditures, offset by cash provided by operating activities and financing activities.

Net cash provided by operating activities was $1.6 million during 2007, compared to net cash used in operating activities of ($2.3) million in 2006.  The cash provided by operating activities in 2007 is primarily due to the combination of net income of $0.3 million and the $6.1 million of non-cash deductions most of which is depreciation and amortization, which more than offset the cash used in operating activities as a result of the increase in inventories of $2.7 million, increase in accounts receivable of $0.6 million, and a decrease in accounts payable of $2.2 million.

Net cash used in investing activities was $3.8 million in 2007 and 2006.  During 2007, the Company spent $1.3 million more than the previous year in the Americas segment on new tools and equipment for the production of new products, whereas the Company spent $1.2 million less than the previous year in the International segment, primarily due to a $1.6 million purchase in 2006 of trucks and trailers in association with its transition of transportation and logistics services from an outside freight provider to internally managed operations.

Net cash provided by financing activities was $2.2 million in 2007 compared to net cash provided by financing activities of $5.6 million in 2006.  The increase is due to additional borrowings under the Company’s credit facilities needed to fund operations in 2006 and 2007 and to purchase the trucks and trailers in the International segment in 2006.

Accounts receivable increased from $11.7 million at December 31, 2006 to $12.8 million at December 31, 2007 primarily due to a higher level of sales at the end of 2007 in the Americas segment of the Company.  In terms of days sales outstanding, accounts receivable decreased from 43 days at December 31, 2006 to 39 days at December 31, 2007 due to a higher percentage increase of sales in the fourth quarter of 2007 compared to the percentage increase in the accounts receivable balance.

Inventories increased from $13.0 million at December 31, 2006 to $15.8 million at December 31, 2007.  The increase is in line with higher sales levels in 2007.  Days inventory on hand increased from 63 days at December 31, 2006 to 68 days at December 31, 2007.

Accounts payable decreased from $10.9 million at December 31, 2006 to $9.4 million at December 31, 2007.  Days payables decreased from 53 days at December 31, 2006 to 41 days at December 31, 2007.  The decrease is primarily due to the lower accounts payable balance in the International segment at year end.

The Company and its subsidiaries have entered into the following financing arrangements:

1.                                       On July 30, 2007, the Company and Channell Commercial Canada Inc. (“Channell Canada”), as borrowers, entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A. and Bank of America, Canada Branch.  The Amended and Restated Loan and Security Agreement contains a term loan of $2,500,000, capital expenditure facility of up to $5,000,000 and revolving credit facility of up to $12,500,000 (depending on the level of certain qualifying assets), which includes availability for letters of credit.  $8.1 million in proceeds from the Amended and Restated Loan and Security Agreement were used to repay in full the outstanding loans under the prior Loan and Security Agreement with the same lenders.  The Amended and Restated Loan and Security Agreement terminates on June 30, 2010 (unless terminated earlier pursuant to the terms thereof).

The term loan is repayable in monthly payments based on a 60-month amortization schedule and a balloon payment due June 30, 2010.   The capital expenditure loans will be repayable in equal monthly installments equal to the original principal amount of the loan divided by 60, with the remaining outstanding balance due on June 30, 2010.  At December 31, 2007, the outstanding balance of the term loan was $2.3 million and the outstanding balance on the revolver was $5.6 million.  No amounts were outstanding under the capital expenditure facility as of that date.

Under the Amended and Restated Loan and Security Agreement, the outstanding balance of the term loan and the revolver each bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.  The interest rate under the Amended and Restated Loan and Security Agreement at December 31, 2007 was 7.75%.

The loans under the Amended and Restated Loan and Security Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are subsidiaries of the Company (the “Subsidiary Guarantors”) and are secured by substantially all assets of the Company and the Subsidiary Guarantors.  In addition, any borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Amended and Restated Loan and Security Agreement contains various financial and operating covenants that impose limitations on the borrowers’ and their subsidiaries’ ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Amended and Restated Loan and Security Agreement requires the Company to maintain a lockbox on the revolving credit facility. The Amended and Restated Loan and Security Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder.

2.                                       On October 3, 2007, Channell Bushman Pty Ltd, a majority-owned subsidiary of the Company (“Channell Bushman”), and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly owned subsidiary of Channell Bushman (the “Channell Bushman Subsidiaries”), entered into a Facility Agreement with an Australian private debt fund and a Fixed and Floating Charge (the “Security Agreement”) with the same private debt fund.  The Facility Agreement terminates on September 30, 2010 (unless terminated earlier pursuant to the terms thereof). The Facility Agreement contains a term loan of $7,104,000 and a revolving credit facility of up to $4,440,000 (depending on the level of certain qualifying assets).   $9.9 million in proceeds from the Facility Agreement was used to repay, in full, the Company’s outstanding debt under a Loan and Security Agreement with a commercial bank in Australia.

The term loan is repayable in monthly payments beginning March 2008 based on a fifty-month amortization schedule and a balloon payment due September 30, 2010.  At December 31, 2007, the outstanding balance under the term loan was $7.0 million and the outstanding balance on the revolver was $2.8 million.

In March 2008, Channell Bushman entered into a sale and leaseback transaction with an equipment finance company with respect to its truck fleet.  The net proceeds from the sale of $1,276,000 were used to pay down the term loan.

Under the Facility Agreement, the outstanding balance of the term loan bears interest payable monthly at a variable rate based on the lender’s base rate.  The interest rate under the Facility Agreement at December 31, 2007 was 12.39% for the term loan and 13.39% for the revolver.

The loans under the Facility Agreement are guaranteed by the Channell Bushman Subsidiaries, and are secured by all assets of Channell Bushman and the Channell Bushman Subsidiaries.  The Facility Agreement and Security Agreement contain various financial and operating covenants that impose limitations on Channell Bushman’s and the Channell Bushman Subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, issue or redeem shares, transfer ownership of the share capital of the Channell Bushman Subsidiaries, grant further security interests, and pay dividends. The Facility Agreement and Security Agreement provide that on the occurrence of an event of default, the lender may declare the outstanding obligations under the Facility Agreement immediately due and payable, terminate its commitments under the Facility Agreement and enforce its rights under its security interests, including taking possession of and otherwise acting as owner of the assets of Channell Bushman and the Channell Bushman Subsidiaries, appointing a receiver over the assets of Channell Bushman and the Channell Bushman Subsidiaries with the power to, among other things, sell the assets, and causing 100% of the shares of each controlled entity to be registered in its name. The lender may also declare the outstanding obligations under the Facility Agreement immediately due and payable should any change of control in Channell Bushman or any Channell Bushman Subsidiary occur.

3.                                       On October 8, 2007, Channell Pty Ltd and Bushman Group Pty Limited entered into a new Loan and Security Agreement with a commercial bank in Australia that amended the prior agreement under which the outstanding loan balances were paid off with the initial borrowing from the Facility Agreement described above.   The new Loan and Security Agreement extends the expiration of all remaining facilities to October 31, 2008.  The remaining facilities include performance guarantees, credit card facilities and payroll processing facilities.

The loans under the Loan and Security Agreement are secured by all the assets of Channell Pty Limited and a term deposit that was released in March 2008.  The Loan and Security Agreement contains various operating covenants that impose limitations on Channell Pty Limited’s and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.

In March 2008, Channell Pty Limited and Bushman Group Pty Limited refinanced the facilities under the Loan and Security Agreement with another commercial bank in Australia.  In addition to the performance guarantees, credit card facilities and payroll processing facilities, the new agreement includes an equipment financing facility for each entity.

4.                                       On August 2, 2004, the Company and Channell Bushman entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman.  As part of the Shareholder’s Agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman with the Company appointing the remaining three members.  The Shareholder’s Agreement specifies that certain actions taken by the Board of Directors require unanimous approval, including, without limitation, a proposal to sell all or substantially all of the assets of Channell Bushman, material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

It is the intent of the private equity party to exit from its investment in Channell Bushman within 5 years after the original investment.  The Shareholder’s Agreement contains clauses to facilitate the exit of the private equity party.  The Shareholder’s Agreement specifies that after the date that is two years after the original investment, the Company has an option to acquire all of the shares owned by the private equity party.  The Shareholder’s Agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the Shareholder’s Agreement.  After the date that is five years after the original investment, both the Company and the private equity party have the right to initiate a sale of Channell Bushman.  At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman would be offered for sale with the assistance of a financial advisor.

Contractual obligations consist principally of payment for noncancellable operating lease obligations, long-term debt and capital leases.  Future payments required under these contractual obligations have been summarized in the notes to the Consolidated Financial Statements as follows: (i) lease commitments — Note L, (ii) long term debt — Note F, and (iii) capital lease obligations — Note G.

During the first quarter of 2008, the Company reduced its U.S. workforce by approximately 25% as part of an overall restructuring plan.  Severance payments related to the reduction in headcount were approximately $200,000.  In addition, the Company anticipates that it will spend approximately $600,000 on facilities rationalization efforts in the first half of 2008.

Beginning in the latter part of 2007 and continuing into 2008, much of Australia has received unusually high levels of rainfall, which will result in materially lower first quarter revenues for Channell Bushman than were previously expected.   This reduction in revenue is expected to limit Channell Bushman’s ability to borrow under the Facility Agreement described above, at least in the short term, as the amounts available for borrowing thereunder are dependent on the level of qualifying assets, which has been negatively impacted by the reduced revenues.  The reduction in available borrowing may require the Company and Channell Bushman to seek additional financing, or take alternative steps, to provide for Channell Bushman’s near-term liquidity needs.  Management believes there are several alternatives to address this short-term issue and is currently evaluating these alternatives.

Except as noted above with respect to Channell Bushman, the Company believes that cash flow from operations and the Company’s existing debt facilities should be sufficient to fund the Company’s capital expenditure and working capital requirements beyond 2008.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and other commitments as of December 31, 2007:

		2009 to	2011 to	2013 and
(amounts in thousands)	2008	2010	2012	Thereafter	Total
Contractual Obligations
Long-Term Debt (1)	$11,611	$8,045	$5	$—	$19,661
Capital Lease Obligations(2)	178	210	—	—	388
Operating Lease Obligations (3)	3,805	6,833	4,989	4,651	20,278
Employment Contracts (4)	836	—	—	—	836
	$16,430	$15,088	$4,994	$4,651	$41,163

(1)          The Company is party to an Amended and Restated Loan and Security Agreement, which includes a term loan, revolving line of credit and capital expenditure facility with asset-based lenders in the United States and Canada, which expires June 30, 2010. In October 2007, certain subsidiaries of the Company also entered into a three-year Facility Agreement with an Australian private debt fund, which includes a term loan and revolving line of credit. Amounts include interest based on the rates in effect at December 31, 2007. See Note F to the Consolidated Financial Statements and “Liquidity and Capital Resources” above.

(2)          See Note G to the Consolidated Financial Statements.

(3)          The Company leases manufacturing and office space and machinery and equipment under several operating leases expiring through 2015. See Note L to the Consolidated Financial Statements.

(4)          The Company has an employment agreement with its President and Chief Executive Officer expiring December 8, 2008. This contract is renewable every 5 years. The President and Chief Executive Officer’s salary was $825,000 for 2007 and is subject to an annual cost of living increase based on the consumer price index. Base salary may also be increased at the discretion of the Board of Directors. In the event the President and Chief Executive Officer is terminated, the Company will be obligated to make a lump sum severance payment equal to three times his then current base salary. See Note L to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As discussed in Note K to the Consolidated Financial Statements, the Company guaranteed debt of the Channell Family Trust, one of the Company’s principal stockholders, of which the Company’s Chairman of the Board and Secretary (who is also a director) is trustee, of approximately $0.8 million in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  The Company has not recorded a liability for this guarantee.  If the principal stockholder were to default on the outstanding loan balance, the Company may be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the stockholder.  At December 31, 2007, the outstanding loan balance subject to the guarantee totaled $0.5 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The risk inherent in the Company’s market sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.  All financial instruments held by the Company described below are held for purposes other than trading.

Interest Rate Sensitivity

The Company and its subsidiaries have entered into two financing agreements.  In July 2007, the Company entered into a three-year Loan and Security Agreement with asset based lenders in the United States and Canada that expires June 30, 2010.  The agreement contains a term loan, revolving line of credit and capital expenditure facility.  In October 2007, many of the Company’s Australian subsidiaries entered into a Facility Agreement with an Australian private debt fund in Australia, which contains a term loan and a revolving line of credit that expire in September 2010.  These agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of an annual period would result in an increase in interest expense of approximately $0.18 million per year.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 8.  Financial Statements and Supplementary Data.

Selected Quarterly Financial Data

See Note O to the Company’s Consolidated Financial Statements.

Consolidated Financial Statements of Channell Commercial Corporation are as follows:

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2007	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2005, December 31, 2006, and December 31, 2007	F-5

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, December 31, 2006, and December 31, 2007	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2006, and December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

Financial statement schedules are as follows:

Schedule II - Valuation and Qualifying Accounts

All remaining schedules are omitted because they are not applicable, or the required information is included in the financial statements or the notes thereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of

December 31, 2007, the management of the Company, including the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

This Section of this Annual Report on Form 10-K will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and will not otherwise be deemed filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is not effective based on these criteria.

During the process of assessing the status of the internal control infrastructure, the Company identified significant deficiencies in internal controls that rose to the level of “material weaknesses” in the financial closing cycle at the Company’s Bushman Tanks operating segment.  As a result of the weaknesses identified in management’s evaluation, the Company committed to take the following actions to improve internal control over financial reporting:

1.                               Design, implement and document control procedures adequate to support the Company’s day-to-day accounting and the financial closing and reporting process.

2.                               Strengthen controls and procedures to require formal reviews and sign-offs evidencing review and approval of each journal entry, account reconciliation and accounting analysis by an individual at a more senior level who possesses the requisite skills and is independent of the preparation of the entry or reconciliation.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

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

(a)(3) and (c). The following exhibits are filed herewith:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company, as amended as of December 17, 2007 (34)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(6)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(8)

10.5

Loan and Security Agreement dated as of September 25, 2002 by and among the Company, Channell Commercial Canada Inc., Fleet Capital Corporation, Fleet Capital Canada Corporation and, under the circumstances set forth therein, Fleet National Bank, London U.K. Branch, trading as Fleet Boston Financial, and the U.K. Borrowers (as defined therein, if any) (Exhibit 99)(5)

10.6	Investment and Shareholders Agreement dated August 2, 2004 by and among Channell Bushman Pty Ltd and Australia and New Zealand Banking Group Ltd. (Exhibit 10.3.4)(10)

10.7*	Employment Agreement dated July 8, 1996 between the Company and William H. Channell, Sr. (Exhibit 10.8)(1)

10.8*	Channell Commercial Corporation 1996 Performance-Based Annual Incentive Compensation Plan (Exhibit 10.10)(1)

10.9	Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr.), as amended (Exhibit 10.11)(1)

10.10	Lease dated May 29, 1996 between the Company and the Channell Family Trust (Exhibit 10.12)(1)

10.11

Third Amendment to Lease dated December 22, 1989 between the Company and the Channell Family Trust (as successor in interest to William H. Channell, Sr.), effective as of June 1, 2005 (Exhibit 99.1)(11)

10.12	Form of Indemnity Agreement (Exhibit 10.17)(1)

10.13	Form of Agreement Regarding Intellectual Property (Exhibit 10.18)(1)

10.14	401(k) Plan of the Company (Exhibit 10.19)(3)

10.15	A.C. Egerton (Holdings) PLC Share Purchase Agreement (Exhibit 2)(2)

10.16	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd. (Exhibit 10.29)(4)

10.17*	Amendment to Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Sr. (Exhibit 10.19)(7)

10.18*	Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Jr. (Exhibit 10.20)(7)

10.19

Share and Asset Purchase Agreement dated as of July 14, 2004 by and among Australia’s Bushman Tanks Pty Ltd, Douglas Robin Young, Richard James Young, Lokan Nominees Pty Ltd and Lenbridge Grange Pty Ltd, Belsiasun Pty Ltd and Elcarva Pty Ltd, the holders of all the outstanding shares of Bushmans Group Pty Ltd, Hold-On Industries Australia Pty Ltd, Australian Bushman Tanks Pty Ltd, and Polyrib Tanks Pty Ltd, on the one hand, and Channell Commercial Corporation and Channell Bushman Pty Limited, on the other hand (Exhibit 99.2)(9)

10.20*	Employment Letter dated June 27, 2005 between the Company and Jerry Collazo (Exhibit 99.2)(12)

10.21*	Long-Term Incentive Plan for William H. Channell, Jr. (Exhibit 10.1)(13)

10.22

Waiver and Third Amendment to Loan and Security Agreement dated as of November 18, 2005 by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A., and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.25)(14)

10.23

Assignment and Assumption Agreement dated November 18, 2005 by and between Banc of America Leasing and Capital, LLC and Bank of America, N.A. (relating to U.S. Loan and Security Agreement) (Exhibit 10.26)(14)

10.24

Waiver and Fourth Amendment to Loan and Security Agreement dated as of February 28, 2006 by and among the Company, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(15)

10.25	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd (Exhibit 10.32)(17)

10.26*	Employment Letter dated August 31, 2006 between the Company and Patrick E. McCready (Exhibit 10.1)(18)

10.27

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(19)

10.28

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(20)

10.29

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (21)

10.30

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(22)

10.31

Sixth Amendment to Loan and Security Agreement dated as of April 2, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended)(Exhibit 10.37)(24)

10.32

Loan and Security Agreement dated May 16, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(25)

10.33

Seventh Amendment to Loan and Security Agreement, dated as of June 26, 2007, by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A. (as assignee of Banc of America Leasing and Capital, LLC, successor-in-interest to Fleet Capital Corporation), as administrative agent, BABC Global Finance Inc. (as assignee of Fleet Capital Global Finance, Inc., as assignee of Fleet Capital Canada Corporation), as Canadian agent, Bank of America, N.A. (as successor-in-interest to Fleet National Bank, London U.K. Branch), as UK agent, and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(26)

10.34

Amendment to Loan and Security Agreement dated July 24, 2007, and effective July 25, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(27)

10.35

Amended and Restated Loan and Security Agreement dated July 30, 2007, by and among Bank of America, N.A., Bank of America, Canada Branch, the Company and Channell Commercial Canada Inc. (Exhibit 10.1)(28)

10.36

Amendment to Loan and Security Agreement dated August 27, 2007, and effective August 28, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(29)

10.37	Letter dated September 28, 2007 from National Australia Bank Ltd to Channell Bushman Pty Ltd, Bushmans Group Pty Ltd and certain other subsidiaries of the Company (Exhibit 10.1)(30)

10.38

Facility Agreement dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.1)(31)

10.39

Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.2)(31)

10.40	Loan and Security Agreement dated October 8, 2007, and effective October 9, 2007, by and among Channell Pty Limited, Bushmans Group Pty Limited and National Australia Bank Limited (Exhibit 10.3)(31)

10.41	Lease dated September 13, 2007 between the Company, on the one hand, and William H. Channell, Jr. and Carolyn Channell, on the other hand (Exhibit 10.47)(33)

10.42	Amendment No. 2 to Lease dated May 1996 between the Company and the Channell Family Trust, dated as of November 12, 2007(Exhibit 10.48)(33)

10.43

First Amendment to Amended and Restated Loan and Security Agreement, dated as of November 27, 2007, by and among Bank of America, N.A., Bank of America, Canada Branch, the Company and Channell Commercial Canada Inc.(34)

10.44*	Employment Letter dated October 23, 2007 between the Company and Christopher Glenn(34)

10.45*	Employment Letter dated February 5, 2008 between the Company and Robert Swelgin(34)

10.46	Business Finance Agreement effective March 12, 2008 between Channell Pty Limited and Westpac Banking Corporation(34)

10.47	Business Finance Agreement effective March 12, 2008 between Bushman Group Pty Limited and Westpac Banking Corporation(34)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(7)

16.1	Letter dated March 27, 2006 from Grant Thornton LLP, regarding change in Certifying Accountant (Exhibit 16.1)(16)

16.2	Letter dated October 22, 2007 from Deloitte & Touche LLP, regarding change in Certifying Accountant (Exhibit 16.1)(32)

18	Letter dated March 30, 2007 from Deloitte & Touche LLP, regarding change in Accounting Principle (Exhibit 18.2) (23)

21	Subsidiaries of the Company(34)

23.1	Consent of BDO Seidman, LLP(34)

23.2	Consent of Deloitte and Touche LLP(34)

23.3	Consent of Grant Thornton LLP(34)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(34)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(34)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(34)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.

(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(6)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(8)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 29, 2006.

(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.

(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.

(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.

(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.

(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.

(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.

(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2007.

(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2007.

(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 2007.

(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 29, 2007.

(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on July 31, 2007.

(28)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2007.

(29)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 4, 2007.

(30)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 4, 2007.

(31)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 10, 2007.

(32)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 22, 2007.

(33)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2007.

(34)	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Channell Commercial Corporation

Temecula, California

We have audited the accompanying consolidated balance sheet of Channell Commercial Corporation (the “Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2007 financial statement schedule listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Channell Commercial Corporation at December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

San Diego, California

March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Channell Commercial Corporation

We have audited the accompanying consolidated balance sheet of Channell Commercial Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive  income (loss), stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of Channell Commercial Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in Note B to the financial statements, the Company changed its method of accounting for share-based payment in conformity with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Channell Commercial Corporation

We have audited the consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows of Channell Commercial Corporation (a Delaware corporation) and subsidiaries (collectively, the “Company”) for the year ended December 31, 2005.  Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Channell Commercial Corporation and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Los Angeles, California
March 31, 2006

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

(amounts in thousands, except per share data)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,825	$2,235
Restricted cash	282	—
Accounts receivable, net of allowance for doubful accounts of $281 at December 31, 2007 and $220 at December 31, 2006	12,807	11,673
Inventories, net	15,763	13,018
Prepaid expenses and other current assets	1,436	931
Income taxes receivable	—	881
Deferred income taxes, net	936	719
Total current assets	33,049	29,457

Property and equipment, net	19,036	18,799
Deferred income taxes, net	642	1,017
Goodwill	10,998	9,848
Intangible assets, net	2,128	2,097
Other assets	994	660
	$66,847	$61,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,447	$10,902
Short-term debt (including current maturities of long-term debt)	10,335	13,723
Current maturities of capital lease obligations	153	138
Income taxes payable	178	—
Accrued expenses	5,444	4,371
Total current liabilities	25,557	29,134

Long-term debt, less current maturities	7,467	—
Capital lease obigations, less current maturities	198	384
Other long-term liabilities	906	1,332
Total liabilities	34,128	30,850
Commitments and contingencies (Note L)	—	—
Minority interest	955	878

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued 9,788 at December 31, 2007 and 9,787 at December 31, 2006, outstanding - 9,544 shares at December 31, 2007 and 9,543 shares at December 31, 2006	98	98
Additional paid-in capital	31,210	31,093
Treasury stock - 244 shares in 2007 and 2006	(1,871)	(1,871)
Retained earnings (accumulated deficit)	113	(160)
Accumulated other comprehensive income -
Foreign currency translation	2,214	990
Total stockholders’ equity	31,764	30,150
	$66,847	$61,878

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,

(amounts in thousands, except per share data)

	2007	2006	2005

Net sales	$133,163	$109,138	$116,065
Cost of goods sold	92,240	76,055	81,060
Gross Profit	40,923	33,083	35,005

Operating expenses
Selling	22,131	21,993	22,407
General and administrative	14,868	12,500	11,688
Research and development	1,865	2,222	2,356
Impairment of goodwill	—	4,829	—
Asset impairment charge	—	—	97
	38,864	41,544	36,548

Income (loss) from operations	2,059	(8,461)	(1,543)
Interest income	43	86	70
Interest expense	(1,366)	(943)	(565)
Income (loss) before income tax expense (benefit)	736	(9,318)	(2,038)

Income tax expense (benefit)	484	(777)	5,012
Income (loss) before minority interest	252	(8,541)	(7,050)
Minority interest in loss of subsidiaries	(21)	(1,712)	(170)
Net income (loss)	$273	$(6,829)	$(6,880)

Net income (loss) per share
Basic and diluted	$0.03	$(0.72)	$(0.73)

Net income (loss)	$273	$(6,829)	$(6,880)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,224	677	(726)

Comprehensive income (loss)	$1,497	$(6,152)	$(7,606)

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2006 and 2007

(amounts in thousands)

						Retained	Accumulated
			Additional			earnings	other	Total
	Common stock		paid-in	Treasury stock		(accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit)	Income (loss)	equity

Balance, January 1, 2005	9,608	$96	$29,671	244	$(1,871)	$13,549	$1,039	$42,484

Exercise of employee stock options	179	2	1,079	—	—	—	—	1,081
Foreign currency translation	—	—	—	—	—	—	(726)	(726)
Net loss for the year	—	—	—	—	—	(6,880)	—	(6,880)

Balance, December 31, 2005	9,787	$98	$30,750	244	$(1,871)	$6,669	$313	$35,959

Stock-based compensation	—	—	343	—	—	—	—	343
Foreign currency translation	—	—	—	—	—	—	677	677
Net loss for the year	—	—	—	—	—	(6,829)	—	(6,829)

Balance, December 31, 2006	9,787	$98	$31,093	244	$(1,871)	$(160)	$990	$30,150

Stock-based compensation	—	—	115	—	—	—	—	115
Exercise of employee stock options	1	—	2	—	—	—	—	2
Foreign currency translation	—	—	—	—	—	—	1,224	1,224
Net income for the year	—	—	—	—	—	273	—	273

Balance, December 31, 2007	9,788	$98	$31,210	244	$(1,871)	$113	$2,214	$31,764

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$273	$(6,829)	$(6,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,929	5,101	4,480
Stock-based compensation	115	343	—
Asset impairment charge	—	—	97
Loss (gain) on disposal of fixed assets	50	43	(6)
Amortization of deferred gain on sale leaseback	(60)	(60)	(60)
Impairment of goodwill	—	4,829	—
Deferred income taxes	336	(758)	4,924
Provision for doubtful accounts	125	(31)	95
Provision for inventory obsolescence	656	131	797
Minority interest in (loss) income of subsidiaries	(21)	(1,712)	(170)
Changes in assets and liabilities:
Accounts receivable	(582)	(2,562)	5,051
Inventories	(2,724)	(1,277)	1,561
Prepaid expenses and other current assets	(457)	93	(155)
Income taxes	1,070	(816)	1,292
Other assets	(311)	(60)	(337)
Accounts payable	(2,239)	1,602	(6,930)
Restructuring liability	—	—	(141)
Accrued expenses and other liabilities	436	(324)	(1,946)

Net cash provided by (used in) operating activities	1,596	(2,287)	1,672

Cash flows from investing activities:
Purchase of property and equipment	(3,917)	(3,871)	(4,339)
Proceeds from sale of property and equipment	163	106	24

Net cash used in investing activities	(3,754)	(3,765)	(4,315)

Cash flows from financing activities:
Repayment of debt	(14,695)	(1,972)	(2,395)
Borrowings from credit facilities	17,882	7,710	1,550
Repayment of obligations under capital lease, net	(679)	(174)	(35)
Restricted cash	(282)	—	—
Exercise of employee stock options	2	—	1,081

Net cash provided by financing activities	2,228	5,564	201

Effect of exchange rates on cash	(480)	(425)	137
Decrease in cash and cash equivalents	(410)	(913)	(2,305)
Cash and cash equivalents, beginning of year	2,235	3,148	5,453
Cash and cash equivalents, end of year	$1,825	$2,235	$3,148
Cash paid during the year for:
Interest	$1,348	$1,064	$499
Income taxes	$21	$604	$148
Non-cash investing acitivities:
Purchases of property and equipment which are included in:
Obligations under capital leases	$464	$506	$—
Accounts payable	$63	$48	$—

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-continued

(amounts in thousands, except per share data)

NOTE A—DESCRIPTION OF BUSINESS

Channell Commercial Corporation and its subsidiaries (collectively, the “Company”) is a designer and manufacturer of telecommunications equipment supplied to broadband and telephone network providers worldwide.  Major product lines include a complete line of thermoplastic and metal fabricated enclosures, advanced copper termination and connectorization products, fiber optic cable management systems for fiber to the premises (FTTP) networks, and heat shrink products.  The Company’s enclosure products house, protect and provide access to advanced telecommunications hardware, including both radio frequency electronics and photonics, and transmission media, including coaxial cable, copper wire and optical fibers, used in the delivery of voice, video and data services.  The enclosure products are deployed within the access portion of the local signal delivery network, commonly known as the “outside plant,” “local loop” or “last mile,” that connects the network provider’s signal origination point or local office with its residential and business customers.  The Company’s connectivity products provide critical network connection points between cables or network transmission devices.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates.  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include accounts receivables allowances, inventory valuation reserve, valuation of goodwill and long-lived assets and the deferred tax asset valuation allowance.  Actual results could differ from those estimates, and the differences could be material.

Basis of Consolidation.  The consolidated financial statements include the accounts of Channell Commercial Corporation and its subsidiaries.  All intercompany transactions and balances have been eliminated.  Minority interest represents a 25% equity interest in Bushman Tanks acquired by ANZ Private Equity.

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates.  Income and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in other comprehensive income.  Foreign currency transaction gains and losses are included in general and administrative expenses.  Transactions gains and losses were not significant in 2007, 2006 and 2005.

Cash and Cash Equivalents.  Cash and cash equivalents include cash on hand, cash in banks and short-term investments with original maturities of 90 days or less.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.  Cost includes material, direct production costs, and factory overhead costs.  Reserves for excess and obsolete inventories are determined by an analysis of relevant factors including historical sales and usage of items in inventory, current levels of orders and backlog, forecasted demand, product life cycle, and market conditions.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Capital lease assets are amortized over the lease term.  Expenditures for all maintenance and repairs are charged against income. Additions, major renewals and replacements that increase the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the leasehold improvements.

Impairment of Long-Lived and Intangible Assets.  When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists.  If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value.  The Company recorded an impairment of $97 in the year ended December 31, 2005.  No impairment was recorded in the years ended December 31, 2007 and 2006.

Income Taxes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in deferred tax assets or deferred tax liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Impairment of Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually.

The Company assesses the recoverability of the carrying value of goodwill and other intangible assets with indefinite useful lives at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are valued. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. To the extent the reporting unit’s carrying value of goodwill exceeds its implied fair value, an impairment exists and must be recognized. This process requires the use of discounted cash flow models that utilize estimates of future revenue and expenses as well as the selection of appropriate discount rates.  To measure the impairment of indefinite-lived intangibles, the Company uses the relief from royalty method in its valuation.  Under the relief from royalty method, an estimated royalty rate is applied against an estimate of future revenues, discounted to present value, to determine the savings associated with owning the trademark intangible.  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess.

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

During the fourth quarter ended December 31, 2006, the Company changed the date of its annual goodwill impairment testing from June 30 to December 31 for the Bushman Tanks reporting unit in order to better align with the Company’s normal business process for updating its strategic plan and forecasts.  Additionally this change will coincide with the Company’s Australian statutory reporting, which requires annual impairment testing at December 31.  The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge.  Goodwill impairment tests performed as of December 31, 2007, 2006, and 2005 and June 30, 2005 indicated that no impairment charges were required, while the June 30, 2006 test resulted in an impairment of $4,829.  The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

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

During the quarter ended June 30, 2006, the Company reclassified a nonamortizing indefinite-life trademark intangible asset from goodwill to intangible assets, including the December 31, 2005 amounts for comparative purposes, which resulted in an increase in intangible assets of $655, a decrease in goodwill of $459, and an increase in deferred tax liabilities of $196, as of December 31, 2005.  The difference in amounts between the two balance sheet dates is because of a difference in the foreign currency translation rate at those dates.  This reclassification occurred in the Bushman reporting unit, which is part of the International segment. The table below has been adjusted to reflect this reclassification effective January 1, 2005.

The changes in the carrying amount of goodwill, the non-compete agreement and the trademark intangible for the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

		Intangible
		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at January 1, 2005	$14,232	$1,763	702

Contingent receivable for warranty claims	(146)	—	—
Earn-out payment	380	—	—
Contingent earn-out payment	380	—	—
Amortization of non-compete agreement	—	(177)	—
Effect of foreign currency translation	(899)	(109)	(47)

Balance at December 31, 2005	13,947	1,477	655

Impairment of goodwill	(4,829)	—	—
Adjustment for final settlement agreement	(86)	—	—
Amortization of non-compete agreement	—	(204)	—
Effect of foreign currency translation	816	114	55

Balance at December 31, 2006	9,848	1,387	710

Amortization of non-compete agreement	—	(195)	—
Effect of foreign currency translation	1,150	147	79

Balance at December 31, 2007	$10,998	$1,339	$789

As of December 31, 2007, the Company has recorded goodwill of $804 in its Canadian reporting unit, which is part of the Americas segment and $10,194 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

Based on the impairment test as of June 30, 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill related to the Bushman Tanks reporting unit.  The primary cause for this impairment of goodwill was the decrease in gross margins and operating income, which have been negatively impacted by increasing prices in petroleum-based raw materials and other factors, which resulted in revisions of projected future earnings and cash flows.  The fair value of the Bushman Tanks reporting unit was estimated using a combination of valuation techniques, including the expected present value of future cash flows. Measurement of the impairment loss is an estimate, and continued increases in raw materials costs in excess of the expectations of management, or other negative events or circumstances, could result in additional impairment of goodwill in future reporting periods. There was no impairment to the carrying value of goodwill in 2007 or 2005.

The estimated amortization expense of the intangible non-compete agreement based on the current balance and the December 31, 2007 foreign currency exchange rates, is $203 per year for the next five fiscal years, and $324 thereafter.

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

Shipping and Handling Costs.  Shipping and handling costs paid to outside parties and billed to customers are included in sales, and the related costs are included in selling expenses. Shipping and handling costs are charged to expense as incurred. Total shipping costs of $6,130, $10,638, and $10,543 were included in selling expenses for 2007, 2006 and 2005, respectively.

Sales Tax.  Revenues are disclosed net of sales tax collected from customers and remitted to governmental entities.

Income (Loss) Per Share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations:

	2007		2006		2005
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic income (loss) per share	9,544	$0.03	9,543	$(0.72)	9,448	$(0.73)

Effect of dilutive stock options	1	—	—	—	—	—

Diluted income (loss) per share	9,545	$0.03	9,543	$(0.72)	9,448	$(0.73)

The following weighted average options to purchase shares of common stock were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

	2007	2006	2005

Options to purchase shares of common stock	1,725	1,751	1,934

Exercise prices	$4.15 –	$2.83 –	$3.25 –
	$13.75	$13.75	$13.75

Expiration dates	July 2010 –	July 2010 –	July 2006 –
	May 2017	October 2016	August 2015

Fair Value of Financial Instruments.  The carrying amount of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value because of the short maturity of these financial instruments.  Long-term obligations are carried at amounts that approximate fair value.

Accounting for Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award, at the date of grant.  The Company used the “modified prospective” method as described in SFAS No. 123R.  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires cash retained as a result of excess tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous accounting principles.  The Company recorded no excess tax benefits for the years ended December 31, 2007 and 2006.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123,  Accounting for Stock Based Compensation, adjusted for estimated forfeitures, and share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R.  For share awards granted in 2007 and 2006, expenses are amortized under the straight-line attribution method over the requisite service period.  For all unvested share awards granted prior to 2006, expenses are amortized under the straight-line method over the remaining vesting period of the options.

Total stock-based compensation expense recognized in general and administrative expense was $115 or $(.01) per share and $343 or $(.04) per share for the years ended December 31, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123R, the stock-based compensation plans were accounted for using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123R.

Such pro forma information, determined as if the Company had accounted for its employee stock options under the fair value method according to SFAS No. 123 during 2005, is illustrated in the following table:

Year ended
December 31, 2005

Reported net loss	$(6,880)
Add stock-based compensation expense reported in net (loss) income	—
Less total stock-based compensation expense, determined under the fair value method, net of tax	(473)
Pro forma net loss	$(7,353)

Reported basic and diluted net (loss) income per share	$(0.73)
Add stock-based compensation expense reported in net loss	—
Less total stock-based compensation expense, determined under the fair value method	(0.05)
Pro forma basic and diluted net (loss) income per share	$(0.78)

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not determined the impact, if any, the adoption of SFAS 157 will have on its financial position and results of operations, but does not believe the impact will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, then unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51, which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption of this statement is prohibited, and the presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently assessing the potential impact that the adoption of this statement will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(revised), Business Combinations.  Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date.  SFAS No. 141(R) applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The impact, if any, that the adoption of this statement will have on the Company’s financial position and results of operations will depend on the nature and size of business combinations the Company consummates after the effective date.

Research and Development Costs.  The Company follows the policy of expensing research and development costs in the periods incurred.

Advertising Costs.  The Company follows the policy of expensing advertising costs in the periods incurred.  Advertising expenses were $596, $516, and $696, in 2007, 2006, and 2005, respectively.

Warranty.  Warranty expense is estimated at the time of the sale based on historical warranty costs and analysis of defects that have occurred.

Reclassifications.  In 2007, the Company reclassified the long-term portion of accrued workers’ compensation from accrued expenses to other long-term liabilities, including the December 31, 2006 amount of $818 for comparative purposes.  The Company had previously classified such accrued expenses under current liabilities.

NOTE C—INVENTORIES

Inventories are summarized as follows:

	2007	2006

Raw materials	$6,786	$6,043
Work-in-process	4,100	3,318
Finished goods	6,459	4,891
	17,345	14,252

Less inventory valuation reserve	(1,582)	(1,234)
	$15,763	$13,018

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

			Estimated
	2007	2006	useful lives

Machinery and equipment	$73,317	$68,221	3-10 years
Office furniture and equipment	4,314	3,749	3 -7 years
Leasehold improvements	3,809	3,612	2-10 years
	81,440	75,582
Less accumulated depreciation and amortization	(62,404)	(56,783)
	$19,036	$18,799

Included in machinery and equipment is $434 and $598 of equipment under capital lease at December 31, 2007 and 2006, respectively.  Accumulated amortization of assets under capital lease totaled $95 and $147 at December 31, 2007 and 2006, respectively.  Total depreciation and amortization expense was $4,734, $4,897 and $4,303 for the years ended December 31, 2007, 2006 and 2005, respectively.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–continued

(amounts in thousands, except per share data)

NOTE E—ACCRUED EXPENSES

Accrued expenses consist of the following:

	2007	2006

Accrued compensation and benefits	$3,319	$2,541
Accrued warranty expenses	1,363	1,144
Other	762	686
	$5,444	$4,371

The Company provides a warranty for the replacement and repair of a defective product.  Historically, the Company has not experienced significant warranty costs or returns.  The Company acquired Bushman Tanks in August 2004.  Associated with the acquisition of Bushman Tanks was the assumption of warranties related to Bushman Tanks polyethylene water tanks.  Prior to November 1, 2006 the warranty period was 25 years.  Effective November 1, 2006, all new tanks ordered have a warranty period of 10 years.

Warranty expense is estimated by management at the time of the sale based on historical warranty costs and analysis of defects that have occurred in field installations.  The change in the Company’s warranty liability for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

Balance January 1, 2005	$1,165

Expense for new warranties	266
Warranty claims	(319)
Effect of foreign currency translation	(93)
Balance, December 31, 2005	1,019

Expense for new warranties	491
Warranty claims	(451)
Effect of foreign currency translation	85
Balance, December 31, 2006	$1,144

Expense for new warranties	563
Warranty claims	(470)
Effect of foreign currency translation	126
Balance, December 31, 2007	$1,363

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–continued

(amounts in thousands, except per share data)

NOTE F—DEBT

The Company’s debt consists of the following at December 31:

	2007	2006

Channell Commercial Corporation and Channell Commercial Canada Inc., which is a subsidiary of Channell Commercial Corporation (“Channell Canada”), as borrowers, entered into an Amended and Restated Loan and Security Agreement with asset-based lenders in the United States and Canada in July 2007. The Amended and Restated Loan and Security Agreement contains a three-year term loan that expires June 30, 2010 and is repayable in equal monthly payments of $42 based on a five-year amortization schedule with a balloon payment of $1,042 at maturity. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The interest rate under the term loan was 7.75% at December 31, 2007. The loans under the Amended and Restated Loan and Security Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of Channell Commercial Corporation (the “Subsidiary Guarantors”), and are secured by substantially all the assets of the borrowers as well as the assets of the Subsidiary Guarantors. The interest rate on the term loan from the original Loan and Security Agreement that was paid off in July 2007 with proceeds of the Amended and Restated Loan and Security Agreement was 9.25% at December 31, 2006.

	$2,333	$942

Channell Commercial Corporation and Channell Canada entered into an Amended Loan and Security Agreement with asset-based lenders in the United States and Canada in July 2007. The Amended Loan and Security Agreement contains a revolving credit facility that expires June 30, 2010. Amounts borrowed under this facility bear interest at a variable rate based on either the lender’s Base Rate or LIBOR. The interest rate under the term loan was 7.75% at December 31, 2007. The loans under the Loan and Security Agreement are guaranteed by the Subsidiary Guarantors and are secured by all the assets of the borrowers and the Subsidiary Guarantors. The interest rate on the revolving credit facility from the original Loan and Security Agreement that was paid off in July 2007 was 9.25% at December 31, 2006. As the Company is obligated to repay the revolving credit facility as cash flow permits, the balance outstanding is classified as current.

	5,620	5,374

Channell Bushman Pty Limited (“Channell Bushman”), a majority-owned subsidiary of Channell Commercial Corporation (“Channell Bushman”), and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly-owned subsidiary of Channell Bushman and an indirect subsidiary of Channell Commercial Corporation together, the “Channell Bushman Subsidiaries”), entered into a three-year Facility Agreement (the “Facility Agreement”) with an Australian private debt fund in October 2007, which contains a term loan. The term loan interest rate under the Facility Agreement at December 31, 2007 was 12.39%. The term loan under the Facility Agreement requires payments of $142 per month beginning March 2008 with a balloon payment of $2,842 at maturity. The loans under the Facility Agreement are guaranteed by the Channell Bushman Subsidiaries and are secured by all the assets of Channell Bushman and subsidiaries.

	7,016	—

Channell Bushman and the Channell Bushman Subsidiaries entered into a three-year Loan Facility Agreement with an Australian private debt fund in October 2007 which contains a revolving line of credit. The loans under the Facility Agreement are guaranteed by the Channell Bushman Subsidiaries and are secured by all the assets of Channell Bushman and Subsidiaries. The interest rate under the Facility Agreement at December 31, 2007 for the revolving line of credit was 13.39%.	2,806	—

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–continued

(amounts in thousands, except per share data)

Channell Bushman and Subsidiaries were party to a five-year Loan and Security Agreement (the “Prior Australia Loan Agreement”) with a commercial bank in Australia that was paid off in October 2007. The interest rate under the Loan and Security Agreement for the term loan was 6.74% at December 31, 2006.	—	3,629

The interest rates under the Prior Australia Loan Agreement at December 31, 2006 for the revolving line of credit, “earn out” facility and capital expenditure facility were 6.65%, 6.74%, and 6.85%, respectively.	—	3,745

Other	27	33
	17,802	13,723
Less current maturities	10,335	13,723

	$7,467	$—

Channell Commercial Corporation, Channell Canada and the Subsidiary Guarantors are parties to an Amended and Restated Loan and Security Agreement with asset-based lenders in the United States and Canada.  The Amended and Restated Loan and Security Agreement contains: (i) a term loan of $2,500; (ii) capital expenditure loans in an aggregate amount of up to $5,000; and (iii) a revolving credit facility with borrowings of up to a maximum of $12,500, depending on the level of certain qualifying assets.  The revolver under the Amended and Restated Loan and Security Agreement has a $2,000 sub-limit for letters of credit.  As of December 31, 2007 and 2006, outstanding letters of credit totaled $586 and $1,186, respectively.  The obligations under the Amended and Restated Loan and Security Agreement are guaranteed by the Subsidiary Guarantors and are secured by substantially all assets of the Company and the Subsidiary Guarantors.  In addition, any borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Amended and Restated Loan and Security Agreement terminates on June 30, 2010 (unless terminated earlier pursuant to the terms thereof).  The terms and conditions of the Amended and Restated Loan and Security Agreement (other than the borrowing limits) are substantially similar to the previous Loan and Security Agreement with those same lenders (the “Previous Agreement”).  As of December 31, 2006, the borrowers were in default under the Previous Agreement for failure: to maintain a minimum aggregate availability of $1,500 under the revolver (the aggregate availability was $851); to have prepaid the domestic revolving loans in the amount of the excess of the domestic revolving credit exposure over the domestic borrowing base; and to have delivered the projections of Channell Commercial Corporation and its subsidiaries for fiscal year 2007.  In February 2007, the borrowers received a waiver from the lenders for these defaults.

The Amended and Restated Loan and Security Agreement contains various financial and operating covenants that impose limitations on the borrowers’ and their subsidiaries’ ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Amended and Restated Loan and Security Agreement requires Channell Commercial Corporation to maintain a lockbox on the revolving credit facility. The Amended and Restated Loan and Security Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder. The Company was in compliance with all covenants at December 31, 2007 except for one negative covenant prohibiting certain sales transactions for which it received a waiver.

Channell Bushman and the Channell Bushman Subsidiaries are parties to a Facility Agreement with an Australian private debt fund.  In connection with the Facility Agreement, Channell Bushman and the Channell Bushman Subsidiaries also entered into a Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) (the “Security Agreement”), by and among Channell Bushman, the Channell Bushman Subsidiaries and the lender.

The Facility Agreement (denominated in Australian dollars) provides for credit facilities in the aggregate principal amount of $11,544, consisting of: (i) a term loan of $7,104 and (ii) a revolving facility with borrowings of up to $4,440, depending on the level of certain qualifying assets. The obligations of Channell Bushman under the Facility Agreement are guaranteed by the Channell Bushman Subsidiaries. In addition, under the Security Agreement, a first-ranking security interest in all of the assets of Channell Bushman and the Channell Bushman Subsidiaries is granted to, and all of the share capital of the Channell Bushman Subsidiaries is pledged to, the lender as security for Channell Bushman and the Channell Bushman Subsidiaries’ obligations under the Facility Agreement. The Facility Agreement terminates on September 30, 2010, unless earlier terminated pursuant to the terms thereof.  In March 2008, Channell Bushman entered into a sale and leaseback transaction with an equipment finance company with respect to its truck

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–continued

(amounts in thousands, except per share data)

fleet.  The net proceeds from the sale of $1,276 were used to pay down the term loan.

The Facility Agreement and Security Agreement contain various financial and operating covenants that impose limitations on Channell Bushman and the Channell Bushman Subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, issue or redeem shares, transfer ownership of the share capital of the Channell Bushman Subsidiaries, grant further security interests, and pay dividends. The Facility Agreement and Security Agreement provide that on the occurrence of an event of default, the lender may declare the outstanding obligations under the Facility Agreement immediately due and payable, terminate its commitments under the Facility Agreement and enforce its rights under its security interests, including taking possession of and otherwise acting as owner of the assets of Channell Bushman and the Channell Bushman Subsidiaries, appointing a receiver over the assets of Channell Bushman and the Channell Bushman Subsidiaries with the power to, among other things, sell the assets, and causing 100% of the shares of each Channell Bushman Subsidiary to be registered in its name. The lender may also declare the outstanding obligations under the Facility Agreement immediately due and payable should any change of control in Channell Bushman or any Channell Bushman Subsidiary occur. Channell Bushman was in compliance with all covenants at December 31, 2007.

On October 8, 2007, Channell Pty Limited and Bushman Group Pty Limited, which are indirect subsidiaries of Channell Commercial Corporation, entered into a new Loan and Security Agreement with the Bank that amended the Prior Australia Loan Agreement. The new Loan and Security Agreement extends the expiration date of all remaining facilities under the Prior Australia Loan Agreement that were not repaid with the initial borrowing under the Facility Agreement to October 31, 2008.  The remaining facilities include performance guarantees, credit card facilities and payroll processing facilities. The loans under the New Loan and Security Agreement are secured by all the assets of Channell Pty Limited and a term deposit that was released in February 2008.

The new Loan and Security Agreement contains various operating covenants that impose limitations on Channell Pty Limited and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.  Except as amended as described above, the remaining terms and conditions of the Prior Australia Loan Agreement (as they relate to Channell Pty Limited and Bushman Group Pty Limited) generally remain unchanged. Channell Pty Limited and Bushman Group Pty Limited were in compliance with all covenants at December 31, 2007.

In March 2008, Channell Pty Limited and Bushman Group Pty Limited refinanced the facilities under the Loan and Security Agreement with another commercial bank in Australia.  In addition to the performance guarantees, credit card facilities and payroll processing facilities, the new agreement includes an equipment financing facility for each entity.

The Company’s debt at December 31, 2007 is scheduled to mature as follows:

Year	Amount

2008	$10,335
2009	2,191
2010	5,271
2011	5
2012	—
$17,802

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–continued

(amounts in thousands, except per share data)

NOTE G—CAPITAL LEASE OBLIGATIONS

The Company, under various agreements, leases certain machinery and equipment that are classified as capital leases.  The leases expire on various dates through May 2010.  Future minimum payments, by year, are as follows:

Year	Amount

2008	$178
2009	154
2010	56
388

Less amount representing interest	(37)
351
Less current maturities	(153)
$198

NOTE H—INCOME TAXES

The components of income tax expense (benefit) are as follows:

	2007	2006	2005
Current
Federal	$12	$78	$(119)
State	25	24	20
Foreign	123	(104)	187
	160	(2)	88
Deferred
Federal	—	—	4,353
State	—	—	1,151
Foreign	324	(775)	(580)
	324	(775)	4,924
Total income tax expense (benefit)	$484	$(777)	$5,012

The components of income (loss) before income tax expense were as follows:

	2007	2006	2005

United States	$652	$(1,127)	$(1,541)
Foreign	84	(8,191)	(497)
	$736	$(9,318)	$(2,038)

A reconciliation from the U.S. Federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

	2007	2006	2005

U.S. Federal statutory rate	34%	(34)%	(34)%
State income taxes, net of federal tax benefit	5	(1)	(5)
Research and development tax credit	—	—	(25)
Change in valuation allowance	(19)	6	330
Excess compensation	10	—	—
Meals and Entertainment	12	—	—
Nondeductible expenses	2	2	(1)
Effect of subsidiaries taxed at other than the U.S. statutory rate	22	19	(19)
	66%	(8)%	246%

The significant change in the effective income tax rate in 2005 is primarily the result of recognizing a full valuation allowance against the domestic net deferred tax asset in 2005.  The Company continued to maintain a full valuation allowance against its domestic net deferred tax asset in 2006 and 2007.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
Domestic Assets
Patents	$49	$147
Allowance for bad debts	—	86
Inventory capitalization	134	67
Vacation pay	306	261
Accrued liabilities and reserves	13	103
Deferred gain on sale leaseback	103	126
Deferred rent	—	61
Goodwill	1,431	1,689
State tax credits and loss carryforwards	1,316	1,354
Federal tax credits and loss carryforwards	4,092	3,869
Inventory reserves	131	21
Share-based compensation	174	130
	7,749	7,914
Valuation allowance	(6,114)	(6,268)
	1,635	1,646

Domestic Liabilities
Accelerated depreciation	(1,635)	(1,646)
Net domestic deferred tax assets	—	—

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

	2007	2006
Foreign deferred tax assets:
Accrued liabilities and reserves	$1,278	$827
Loss carryforwards	822	1,180
	2,100	2,007
Foreign Deferred tax liabilities
Purchased intangibles	(237)	(213)
Exchange gain/loss and prepaid expenses	(285)	(58)
	(522)	(271)

Net foreign deferred tax assets	$1,578	$1,736

The classification of the net deferred tax asset between current and non-current is as follows:

	2007	2006

Net current assets	$936	$719
Net long-term assets (liabilities)	642	1,017
Net deferred tax assets	$1,578	$1,736

Deferred tax assets and liabilities are determined based on temporary basis differences between assets and liabilities reported for financial reporting and tax reporting.  The ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income, recent financial performance and tax planning strategies in making this assessment.  The Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of the net deferred assets.  Since the Company has had cumulative net operating losses in the domestic operations in recent years, the ability to use forecasted future earnings is diminished.  As a result, management concluded as of December 31, 2005 and 2006 that a full valuation allowance against the domestic net deferred tax asset was appropriate.  The Company continues to recognize a full valuation allowance against its net domestic deferred tax asset at December 31, 2007.  In addition, the Company had approximately $1,323 of net operating loss carryforwards with a potential tax benefit of $370 in one of the Asian operations within its International segment.  Management has concluded that a full valuation allowance is required on this net operating loss carryforward because of uncertainty regarding its realization.  The ultimate realization of the remaining net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based on historical foreign taxable income and projections for future taxable income over periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  The amounts of deferred taxes considered realizable however, could materially change in the future if estimates of future taxable income during the carryforward period are changed.

The Company has not provided for U.S. income taxes on foreign subsidiaries’ undistributed earnings of $5,005 at December 31, 2007, since those earnings are expected to be reinvested indefinitely outside the U.S.  It is not practicable to predict the amount of U.S. income taxes that might be payable if these earnings were eventually repatriated.

As of December 31, 2007, the Company has federal net operating losses of $11,663 and state net operating losses of $24,007.  The federal net operating losses expire in varying amounts beginning in 2024 unless previously utilized.

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

The state net operating losses generally begin expiring in material amounts in 2011.  The Company also has foreign net operating losses of approximately $4,064 that can be carried forward indefinitely.

As of December 31, 2007, the Company has federal research and development credit carryforwards totaling $241.  The Company also has federal alternative minimum tax credit carryforwards totaling $79 that can be carried forward indefinitely and a foreign tax credit carryforward totaling $11, which can be carried forward for ten years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transitions issues.  The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.  As of the date of the adoption, the Company had no material unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of the date of adoption, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The 2002 through 2007 tax years remain subject to examination by federal tax authorities while the 2003 through 2007 tax years remain subject to examination by most state and foreign jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the date of the adoption of FIN 48 and December 31, 2007, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Eligible option holders who participated in the offer received a new option on the new grant date in exchange for each old option that was validly tendered and accepted for exchange. The number of shares covered by each new option was equal to the number of shares covered by the old options, and the vested status and vesting schedule of the old options was preserved and continued. The exercise price of the new options was equal to the closing sale price of the Company’s common stock as reported on the NASDAQ Stock Market on the grant date of the new options. No expense was recognized in connection with the exchange of options.

At December 31, 2007, under the two plans described above, the Company had total unvested stock-based compensation expense of $129. The unvested stock options will vest at various intervals over the next 2.4 years. Total stock-based compensation expense, recognized in general and administrative expenses during the years ended December 31, 2007 and 2006 is shown in the following table:

	Year ended December 31,
	2007	2006
Stock-based compensation expense included in net income	$115	$343
Effect on diluted income (loss) per share	$(0.01)	$(0.04)

The fair value of options at the date of grant was estimated using the Black-Scholes option valuation model with the following weighted average assumptions for all options granted during the period:

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

	SFAS No. 123R Expense 2007	SFAS No. 123R Expense 2006	SFAS No. 123 Pro forma 2005

Expected term	5 years	5 years	5 years
Risk-free interest rate	4.9%	4.7%	3.9%
Expected volatility	100%	62%	50%
Expected forfeiture rate	7.5%	9.1%	—
Expected dividend yield	—	—	—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.12, $1.89, and $3.52, respectively.  The expected volatility is based on the historical volatility of the Company’s common stock.  The expected term and forfeiture rate of options granted are based on analysis of historical employee termination rates and option exercises.  The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option at the date of grant.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1, $0, and $635, respectively.

A summary of option activity under the Company’s two stock plans, as of December 31, 2007 and changes during the year then ended is presented below:

	Shares of common stock under options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value

Outstanding at January 1, 2007	1,751	$4.70
Options granted	14	4.07
Options forfeited	(94)	4.72
Options expired	—	—
Options exercised	(1)	4.84
Outstanding at December 31, 2007	1,670	$4.70	6.0	$—
Exercisable at December 31, 2007	1,636	$4.72	5.9	$—
Ending vested and expected to vest in the future as of December 31, 2007	1,667	$4.70	6.0	$—
Available for grant at December 31, 2007	1,281

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	101	$1.79
Granted	14	3.12
Vested	(79)	1.71
Forfeited or expired	(2)	2.37
Nonvested at December 31, 2007	34	$2.04

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

NOTE J—RETIREMENT PLAN

The Company established a retirement plan in accordance with section 401(k) of the Internal Revenue Code. Under the terms of this plan, eligible employees may make voluntary contributions to the extent allowable by law.  Employees of the Company are eligible after 90 days of employment.  Matching contributions by the Company to this plan are discretionary and will not exceed that allowable for Federal income tax purposes.  The Company’s contributions are vested over five years in equal increments.  The accompanying statements of operations include contribution expense of $0, $0, and $163 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE K—RELATED PARTY TRANSACTIONS

The Company has two leases for approximately 265 square feet of manufacturing, warehouse and office space in Temecula, California, with the Channell Family Trust, one of the Company’s principal stockholders, of which Jacqueline M. Channell, the Company’s Chairman of the Board and secretary, is a trustee. The term of the lease dated December 22, 1989 (as amended), for 103 square feet, expires on December 31, 2015.  The term of the lease dated May 29, 1996 (as amended), for 162 square feet, expires on April 30, 2012 and has two renewal options, one for three years, eight months and a second for five years. Both leases provide for payments by the Company of insurance, repairs, maintenance and property taxes.  Rent expense paid under the leases was $1,416, $1,383, and $1,334 for the years ended December 31, 2007, 2006, and 2005, respectively.  Also, in 1997, the Company guaranteed debt of the Channell Family Trust of approximately $754 in connection with construction of one of the leased facilities described above.  The loan amount subject to the guarantee has declined and is expected to decline further before expiring in 2017.  At December 31, 2007, the outstanding loan balance subject to the guarantee totaled $486.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  As such, the Company has not recorded a liability for this guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.   Management has determined that the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46 and FIN 46(R).

In 2007 the Company entered into a lease with William H. Channell, Jr., the Company’s President and Chief Executive Officer, and his wife, Carolyn Channell, related to a parcel of land adjacent to the Company’s headquarters building in Temecula.  The lease dated September 13, 2007 expires December 31, 2015 and has two five-year renewal options.  Rent paid under the lease was $25 in 2007.

Carolyn Channell was hired as an employee of the Company in June 2005. The Company paid Mrs. Channell $70 in 2007 and 2006.  Prior to being hired as an employee to handle specific insurance matters for the Company, Mrs. Channell was paid an additional $40 for her consulting services in the first half of 2005.  Mrs. Channell is the wife of William H. Channell, Jr., the Company’s President and Chief Executive Officer.

The Company has facilities in Dalby, Terang, and Adelaide, Australia that are leased from stockholders of the Company.  These stockholders are former owners of Bushman Tanks.  The facilities comprise 72 square feet of manufacturing, warehouse and office space.  The aggregate rent expense paid for these facilities was $261 and $254 in 2007 and 2006, respectively.  At the time of the Bushman Tanks acquisition in 2004, the Company hired an independent firm to appraise the market lease rates for these facilities and it was determined that the existing leases were in excess of fair market value by approximately $27 per year.  Included in the liabilities assumed in the Bushman Tanks acquisition is $93 related to these unfavorable leases.

NOTE L—COMMITMENTS AND CONTINGENCIES

Leases. The Company leases manufacturing and office space and machinery & equipment under several operating leases expiring through 2015. Rent expense under all operating leases amounted to $3,396, $3,277, and $2,791 for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense for the years ended December 31, 2007 and 2006 is net of sublease rental income of $263 and $99, respectively. Total future minimum rental payments under noncancellable operating leases and subleases with initial or remaining terms in excess of one year as of December 31, 2007, including the operating leases with the related parties discussed in Note K, are as follows:

Channel Commercial Corporation

Notes to Consolidated Financial Statements-continued

(amounts in thousands, except per share data)

	Rental	Sublease
Year	Payments	Income

2008	$3,805	$131
2009	3,650
2010	3,183
2011	2,856
2012	2,133
Thereafter	4,651
	$20,278	$131

In addition to these minimum rental commitments, certain of these operating leases provide for payments of insurance, repairs and maintenance and property taxes.

In June, 2002, the Company entered into a sale and leaseback agreement for a warehouse facility located in Temecula, California.  The proceeds from the sale totaled approximately $6,200 and resulted in a pretax deferred gain of $604.  The resulting lease is being accounted for as an operating lease.  The base lease term is ten years with two five-year options at rental amounts to be adjusted to the fair market rental value at the end of the base term.  The Company recorded income of $60, $61 and $60 in 2007, 2006 and 2005 respectively, related to the amortization of the deferred gain.  The balance of the unamortized gain was $272 and $332 at December 31, 2007 and 2006, respectively.

Employment Agreements.  In December, 2003 the Company entered into an employment agreement with William H. Channell Jr., its President and Chief Executive Officer.  The employment agreement is for an initial five-year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement. Mr. Channell, Jr.’s salary (1) may be increased from time to time in the discretion of the Board of Directors and (2) will be increased annually, beginning July 1, 2004, to reflect the most recently published annualized percentage increase in the consumer price index for the Los Angeles, California area.  The agreement also provides that his base salary will not be decreased below $718 (which was the base salary on the original effective date of the agreement).  The total amount paid to Mr. Channell, Jr. as salary for 2007 was $825.

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

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of December 31, 2007, the Company and the IRS have resolved all outstanding issues except for the one related to an ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position was approximately $300 with the remaining benefit being offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

(amounts in thousands, except per share data)

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

Minority Interest. On August 2, 2004, the Company and Channell Bushman entered into an Investment and Shareholder’s Agreement with a private equity firm in Australia.  The private equity investment was obtained as part of the financing of the Bushman Tanks acquisition.  The private equity party invested $2.6 million, the net amount received after paying a capital raising fee, for ownership of 25% of the outstanding and voting shares of Channell Bushman.  As part of the Shareholder’s Agreement, the private equity party has the right to appoint one member of the Board of Directors of Channell Bushman with the Company appointing the remaining three members.  The Shareholder’s Agreement specifies that certain actions taken by the Board of Directors require unanimous approval, including, without limitation, a proposal to sell all or substantially all of the assets of Channell Bushman, material asset acquisitions or disposals not included in the annual business plan, any plan to limit or dissolve the business, the issuance of any securities, capital restructuring, granting of a security interest on assets and related party transactions.

It is the intent of the private equity party to exit from its investment in Channell Bushman within five years after the original investment.  The Shareholder’s Agreement contains clauses to facilitate the exit of the private equity party.  The Shareholder’s Agreement specifies that after the date that is two years after the original investment, the Company has an option to acquire all of the shares owned by the private equity party.  The Shareholder’s Agreement specifies that the value of the shares is to be fair market value as determined by an independent appraiser.  There are no minimum or maximum amounts specified in the Shareholder’s Agreement.  After the date that is five years after the original investment, both the Company and the private equity party have the right to initiate a sale of Channell Bushman.  At such time, the other party may elect to buy out the shares of the party initiating the sale at the fair market value as determined by an independent appraiser.  Otherwise, Channell Bushman would be offered for sale with the assistance of a financial advisor.

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

NOTE M—CREDIT CONCENTRATIONS AND MAJOR CUSTOMERS

The Company maintains cash balances in financial institutions located in the United States, Canada, Australia and the United Kingdom.  Cash balances held in financial institutions in the U.K. totaled $298 and $162 at December 31, 2007 and 2006, respectively.  Cash balances held in financial institutions in Australia totaled $1,051 and $506 at December 31, 2007 and 2006, respectively.  Cash balances held in financial institutions in Canada totaled $638 and $200 at December 31, 2007 and 2006, respectively.  Cash balances held in financial institutions located in the United States may, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

The telecommunications industry is the largest industry in which the Company operates and is highly concentrated.  A relatively small number of customers account for a large percentage of the Company’s available market.  Consequently, the Company’s five largest customers accounted for 33.0%, 29.4%, and 33.6%, of the Company’s total net sales in 2007, 2006, and 2005 respectively.  Verizon accounted for 7.7% of the Company’s total net sales in 2007, 8.3% of the Company’s total net sales in 2006, and 17.2% of the Company’s net sales in 2005.  Mergers and acquisitions in the telecommunications industry not only increase the concentration of the industry and of the Company’s customer base, but also from time to time delay customers’ capital expenditures as newly merged services providers consolidate their operations.  In the event one of the Company’s major customers were to terminate purchases of the Company’s products, the Company’s operating results would be adversely affected.  The Company also operates in

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

(amounts in thousands, except per share data)

the water storage industry in Australia.  No single customer accounts for a large percentage of sales in the sector.  The primary markets for the sale of these products are to individuals and small businesses in the farming industry.  See Note N for the relative percentages of revenue from product line sales.

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

	2007	2006	2005
Revenues from external customers(1):
Americas(2)	$74,009	$59,383	$65,283
International	59,154	49,755	50,782
	$133,163	$109,138	$116,065
Income (loss) from operations:
Americas	$1,174	$(702)	$(1,416)
International	885	(7,759)	(127)
	$2,059	$(8,461)	$(1,543)
Interest income:
Americas	$4	$29	$3
International	39	57	67
	$43	$86	$70
Interest expense:
Americas	$696	$477	$201
International	670	466	364
	$1,366	$943	$565

Income tax expense (benefit):
Americas	$44	$130	$5,300
International	440	(907)	(288)
	$484	$(777)	$5,012

Identifiable assets:
Americas(3)	$28,335	$28,682	$28,313
International(4)(5)(6)	38,512	33,196	32,393
	$66,847	$61,878	$60,706

International change in goodwill:
Balance January 1,	$9,171	$13,273	$13,574
Impairment of goodwill	—	(4,829)	—
Adjustment for warranty claims and earn out agreement	—	(86)	614
Foreign currency translation	1,023	813	(915)
Balance December 31,	$10,194	$9,171	$13,273

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

(amounts in thousands, except per share data)

	2007	2006	2005
Depreciation and amortization:
Americas	$3,043	$2,970	$3,060
International	1,886	2,131	1,420
	$4,929	$5,101	$4,480

Capital expenditures:
Americas	$2,879	$1,632	$2,391
International	1,038	2,239	1,948
	$3,917	$3,871	$4,339

(1)	Revenues from external customers from any individual foreign country did not exceed 10% of total revenue.
(2)	Includes export sales from the United States of approximately $146, $42, and $242, in 2007, 2006 and 2005, respectively.
(3)

Includes goodwill of $804, $677, and $674, in 2007, 2006 and 2005, respectively. The change in goodwill relates to foreign currency translation adjustment. Includes long-lived assets in the United States of $11,778, $11,902, and $13,191, in 2007, 2006 and 2005, respectively.

(4)	Includes long-lived assets in the United Kingdom of $9, $8, and $10, in 2007, 2006 and 2005, respectively.
(5)	Includes long-lived assets in Australia of $7,249, $6,736, and $5,326, in 2007, 2006 and 2005 respectively.
(6)	Includes goodwill of $10,194, $9,171, and $13,273, non-compete agreement of $1,339, $1,387, and $1,477, and trademark intangible of $789, $710 and $655 in 2007, 2006 and 2005, respectively.

The Company had revenues from external customers from the following product lines:

	2007	2006	2005
Enclosures	$56,628	$50,033	$51,395
Water related products	58,996	48,736	54,881
Connectivity	12,176	8,608	9,006
Other	5,363	1,761	783
Total	$133,163	$109,138	$116,065

NOTE O—QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2007 and 2006 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$32,853	$36,722	$33,856	$29,732
Gross profit	9,974	11,927	10,148	8,874
Net income (loss)	115	931	42	(815)
Income (loss) per share
Basic	0.01	0.10	—	(0.09)

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—continued

(amounts in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$25,152	$29,948	$29,376	$24,662
Gross profit	7,589	10,336	9,197	5,961
Net loss (1)	(1,556)	(2,386)	(106)	(2,781)
Loss per share
Basic	(0.16)	(0.25)	(0.01)	(0.29)

(1)	During the second quarter of 2006, the Company recorded a $4,829 impairment related to the carrying value of goodwill in its International segment.

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

CHANNELL COMMERCIAL CORPORATION
a Delaware corporation

By:	/s/ Jacqueline M. Channell
Jacqueline M. Channell
Chairman of the Board, Secretary and Director
(Duly authorized officer of the Registrant)

Date:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated below as of March 28, 2008.

Signature	Capacity in Which Signed

/s/ Jacqueline M. Channell	Chairman of the Board, Secretary and Director
Jacqueline M. Channell

/s/ William H. Channell, Jr.	President and Chief Executive Officer and Director
William H. Channell, Jr.	(Principal Executive Officer)

/s/ Dana Brenner	Director
Dana Brenner

/s/ Guy Marge	Director
Guy Marge

/s/ Patrick E. McCready	Chief Financial Officer (Principal Financial
Patrick E. McCready	Officer and Principal Accounting Officer)

CHANNELL COMMERCIAL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions
	Balance at		Charged to	Charged to		Balance at
	Beginning of		Cost and	Other	Write-offs and	End of
	Period		Expenses	Accounts	Deductions, Net	Period
Accounts receivables reserves	(2007)	$220	$124	$—	$(63)	$281
	(2006)	265	(28)	20	(37)	220
	(2005)	319	95	40	(189)	265

Inventory valuation reserve	(2007)	$1,234	$656	$—	$(308)	$1,582
	(2006)	1,724	131	—	(621)	1,234
	(2005)	1,251	797	—	(324)	1,724