Form 10-Q
period 2008-03-31
CHANNELL COMMERCIAL CORP
filed 2008-05-13
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

9,544,134 shares of common stock of the registrant were outstanding at May 9, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2008	2007

Net sales	$25,159	$32,853
Cost of goods sold	17,788	22,879
Gross profit	7,371	9,974

Operating expenses
Selling	4,980	5,246
General and administrative	3,471	4,223
Research and development	391	429
Restructuring charge	405	—
	9,247	9,898

(Loss) Income from operations	(1,876)	76
Interest income	16	13
Interest expense	(486)	(185)
Loss before income tax benefit	(2,346)	(96)

Income tax benefit	(464)	(146)
Net (loss) income before minority interest	(1,882)	50
Minority interest in loss of subsidiaries	(276)	(65)
Net (loss) income	$(1,606)	$115

Net (loss) income per share
Basic and diluted	$(0.17)	$0.01

Net (loss) income	$(1,606)	$115
Other comprehensive income, net of tax
Foreign currency translation adjustment	472	397

Comprehensive (loss) income	$(1,134)	$512

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,706	$1,825
Restricted cash	—	282
Accounts receivable, net of allowance for doubtful accounts of $254 at March 31, 2008 and $281 at December 31, 2007	12,909	12,807
Inventories, net	16,777	15,763
Prepaid expenses and other current assets	1,586	1,436
Income taxes receivable	274	—
Deferred income taxes, net	980	936
Total current assets	34,232	33,049

Property and equipment, net	18,428	19,036
Deferred income taxes, net	672	642
Goodwill	11,442	10,998
Intangible assets, net	2,174	2,128
Other assets	875	994
	$67,823	$66,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,497	$9,447
Short-term debt (including current maturities of long-term debt)	11,261	10,335
Current maturities of capital lease obligations	416	153
Income taxes payable	—	178
Accrued expenses	5,195	5,444
Total current liabilities	28,369	25,557

Long-term debt, less current maturities	6,859	7,467
Capital lease obligations, less current maturities	420	198
Other long-term liabilities	816	906
Total liabilities	36,464	34,128

Commitments and contingencies	—	—
Minority interest	719	955

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized—1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized—19,000 shares; issued – 9,788 at March 31, 2008 and December 31, 2007; outstanding – 9,544 shares at March 31, 2008 and December 31, 2007	98	98
Additional paid-in capital	31,220	31,210
Treasury stock – 244 shares in 2008 and 2007	(1,871)	(1,871)
Retained earnings (accumulated deficit)	(1,493)	113
Accumulated other comprehensive income - Foreign currency translation	2,686	2,214
Total stockholders’ equity	30,640	31,764
	$67,823	$66,847

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,606)	$115
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,269	1,187
Stock-based compensation	10	60
Loss (gain) on disposal of fixed assets	(5)	23
Amortization of deferred gain on sale leaseback	(15)	(15)
Provision for doubtful accounts	201	(7)
Provision for inventory obsolescence	26	33
Minority interest in income loss of subsidiaries	(276)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(110)	(4,824)
Inventories	(692)	(2,583)
Prepaid expenses and other current assets	(121)	(25)
Income taxes receivable	(453)	105
Other assets	136	(128)
Accounts payable	1,217	4,795
Accrued expenses and other liabilities	(457)	946
Net cash used in operating activities	(876)	(383)

Cash flows from investing activities:
Purchase of property and equipment	(1,011)	(339)
Proceeds from sale of property and equipment	1,331	66
Net cash provided by (used in) investing actitivities	320	(273)

Cash flows from financing activities:
Repayment of debt	(1,392)	(792)
Borrowings from credit facilities	1,259	402
Borrowings (repayment) of obligations under capital lease, net	463	(61)
Net cash provided by (used in) financing activities	330	(451)

Effect of exchange rates on cash	(175)	97
Decrease in cash and cash equivalents	(401)	(1,010)
Cash and cash equivalents, beginning of period	2,107	2,235
Cash and cash equivalents, end of period	$1,706	$1,225
Cash paid during the period for:
Interest	$499	$289
Income taxes	$6	$11
Non-cash investing activities:
Purchases of property and equipment which are included in obligations under capital leases and accounts payable	$609	$295

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUSBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2008

(UNAUDITED)

(amounts in thousands)

						Retained	Accumulated
			Additional			earnings	other	Total
	Common stock		paid-in	Treasury stock		(accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit)	income	equity

Balance, January 1, 2008	9,788	$98	$31,210	244	$(1,871)	$113	$2,214	$31,764

Stock-based compensation	—	—	10	—	—	—	—	10

Foreign currency translation	—	—	—	—	—	—	472	472

Net loss for the period	—	—	—	—	—	(1,606)	—	(1,606)

Balance, March 31, 2008	9,788	$98	$31,220	244	$(1,871)	$(1,493)	$2,686	$30,640

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008 and 2007

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations and cash flows for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157,  Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 , which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position or results of operations.

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

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant.  At March 31, 2008, the Company had total unvested stock-based compensation expense of $58.  The unvested stock options will vest at various intervals over the next 2.9 years.  Total stock-based compensation expense, recognized in general and administrative expenses, was $10 and $60 during the first quarter of 2008 and 2007, respectively.  During the three months ended March 31, 2008, the Company granted options under its 2003 Incentive Stock Plan for the purchase of 24 shares of common stock at a weighted average exercise price of $1.19 per share and a weighted average fair value of $0.96 per share.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	March 31, 2008	December 31, 2007

Raw Materials	$7,403	$6,786
Work-in-Process	4,915	4,100
Finished Goods	5,865	6,459
	18,183	17,345
Less inventory valuation reserve	(1,406)	(1,582)
	$16,777	$15,763

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  For the three months ended March 31, 2008, there is no calculation of dilution since the Company incurred a loss for the period, thereby resulting in the options becoming antidilutive.  For the three months ended March 31, 2007, the calculation of dilutive shares from the exercise of stock options resulted in a number of dilutive shares that rounded to less than 1.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$(0.17)	9,543	$0.01
Effect of dilutive stock options	—	—	—	—
Diluted income (loss) per share	9,544	$(0.17)	9,543	$0.01

The following options were not included in the computation of diluted (loss) income per share due to their antidilutive effect.

	Three months ended March 31,
	2008	2007

Options to purchase shares of common stock	1,676	1,748
Exercise prices	$1.18 - $13.75	$3.60 - $13.75
Expiration dates	July 2010 – February 2018	July 2010 – October 2016

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

	Three months ended March 31,
	2008	2007
Revenues from external customers (1):
Americas	$15,557	$18,664
International	9,602	14,189
	$25,159	$32,853
Income (loss) from operations:
Americas	$(574)	$466
International	(1,302)	(390)
	$(1,876)	$76
Interest expense, net:
Americas	$137	$139
International	333	33
	$470	$172

(1) Note:

Revenues from Australia exceeded 10% of total revenues for the three months ended March 31, 2008 and 2007  Revenues from Australia totaled $8,448 and $12,801 for the three month periods in 2008 and 2007, respectively.

The Company has revenues from external customers from the following product lines:

	Three months ended March 31,
	2008	2007
Product lines:
Enclosures	$10,760	$13,513
Water-related products	10,715	15,542
Connectivity	3,323	2,500
Other	361	1,298
	$25,159	$32,853

6.              Income Taxes.  The effective tax rate is 19.8% for the three months ended March 31, 2008, compared to the statutory rate of 34%.  The effective rate is based on the expected rate for the full fiscal year. The income tax benefit recorded for the three months ended March 31, 2008 is primarily a result of the losses from the foreign operations of the Company.  The Company has not recorded an income tax benefit on the loss of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s net domestic deferred tax asset.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of SFAS No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transitions issues.  The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.  As of March 31, 2008, the Company had no material unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of March 31, 2008, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The 2002 through 2007 tax years remain subject to examination by federal tax authorities while most state and foreign jurisdictions remain subject to examination from 2003 through 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

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

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of March 31, 2008, the Company and the IRS have resolved all outstanding issues except for the one related to an ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position was approximately $300 with the remaining benefit offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

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

8.              Concentrations.  Sales to Verizon of $3,358 in the first quarter of 2008 represented 13.5% of the Company’s sales in the period.  Sales to Verizon of $3,657 in the first quarter of 2007 represented 11.1% of the Company’s sales in the period.

Accounts receivable from Verizon of $2,329 and $1,128 represented 18.0% and 8.8% of Company accounts receivable as of March 31, 2008 and December 31, 2007, respectively.

9.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust, one of its principal stockholders, of approximately $754 incurred in connection with construction of one of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee has declined and is expected to decline further before expiring in 2017.  At March 31, 2008, the outstanding loan balance subject to the guarantee totaled approximately $476.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  As such, the Company has not recorded a liability for this guarantee. Management has determined that the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46 and FIN 46(R).

10.       Goodwill and Other Intangible Assets.  The balance of goodwill and intangible assets on the Company’s balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill and other intangible assets of the Company’s foreign subsidiaries.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangibles are not to be amortized, but instead be reviewed at least annually for impairment.

The Company tests the value of goodwill for impairment annually at December 31 or whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable.  The test involves significant judgment in estimating projections of fair value generated through future performance of the operating segment.  In calculating the fair value, the Company relies on factors such as operating results, business plans, economic projections, and anticipated cash flows used in discounting the cash flows.  Inherent uncertainties exist in determining and applying such factors.

The changes in the carrying amount of goodwill, the non-compete agreement and the nonamortizable trademark intangible, are summarized below for the three months ended March 31, 2008:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at December 31, 2007	$10,998	$1,339	$789
Amortization of non-compete agreement	—	(52)	—
Effect of foreign currency translation	444	61	37
Balance at March 31, 2008	$11,442	$1,348	$826

As of March 31, 2008, the Company has recorded goodwill of $771 in its Canadian reporting unit, which is part of the Americas segment and $10,671 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense, based on current intangible balances and the March 31, 2008 foreign currency exchange rates, is $213 per year for the next five fiscal years, and $283 thereafter.

11.         Loan and Security Agreements.   In July 2007, the Company and Channell Commercial Canada Inc. (“Channell Canada”), as borrowers, entered into an Amended and Restated Loan and Security Agreement (the “Agreement”) with asset-based lenders in the United States and Canada.  The Agreement provides for: (i) a term loan of $2,500; (ii) capital expenditure loans in an aggregate amount of up to $5,000; and (iii) a revolving credit facility with borrowings of up to a maximum of $12,500, depending on the level of certain qualifying assets.  The revolving facility also includes availability for letters of credit.    The Agreement terminates on June 30, 2010 (unless earlier terminated pursuant to the terms thereof).

The term loan is repayable in monthly payments based on a 60-month amortization schedule and a balloon payment due June 30, 2010.   The capital expenditure loans will be repayable in equal monthly installments equal to the original principal amount of the loan divided by 60, with the remaining outstanding balance due on June 30, 2010.  The balances outstanding at March 31, 2008 under the revolving line of credit, term loan and capital expenditure facility were $5,394, $2,208 and $835, respectively.  As of March 31, 2008, outstanding letters of credit totaled $586.

Under the Agreement, the outstanding balance of the term loan and the revolver each bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate.

The loans under the Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors. In addition, any borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder. The Company was in compliance with all covenants at March 31, 2008; however, there existed an event of default under the Agreement as of such date pursuant to the cross-default provision thereof as a result of the defaults under the Facility Agreement (as defined below) as of such date, which is discussed below.  The Company received a waiver for the event of default under the Agreement.

In October 2007 Channell Bushman Pty Limited, a majority-owned subsidiary of the Company (“Channell Bushman”), and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly-owned subsidiary of Channell Bushman and an indirect subsidiary of the Company (the “Channell Bushman Subsidiaries”), entered into a Facility Agreement (the “Facility Agreement”) by and among Channell Bushman, as borrower, the Channell Bushman Subsidiaries, as guarantors, and an Australian private debt fund, as lender (the “Lender”). In connection with the Facility Agreement, Channell Bushman and the Channell Bushman Subsidiaries also entered into a Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) (the “Security Agreement”)with the Lender. The Facility Agreement terminates on September 30, 2010, unless earlier terminated pursuant to the terms thereof.

The Facility Agreement (denominated in Australian dollars) provides for credit facilities in the aggregate principal amount of $11,934, consisting of: (i) a term loan of $7,344 and (ii) a revolving facility with borrowings of up to $4,590, depending on the level of certain qualifying assets. The term loan is repayable in monthly payments beginning March 2008 based on a 50-month amortization schedule and a balloon payment due September 30, 2010.  At March 31, 2008, the outstanding balance under the term loan was $6,059 and the outstanding balance on the revolver was $3,599.

Under the Facility Agreement, the outstanding balance of the term loan bears interest payable monthly at a variable rate based on the Lender’s base rate.

The obligations of Channell Bushman under the Facility Agreement are guaranteed by the Channell Bushman Subsidiaries and are secured by all assets of Channell Bushman and the Channell Bushman Subsidiaries. In March 2008, Channell Bushman entered into a sale and leaseback transaction with an equipment finance company with respect to its truck fleet.  The net proceeds from the sale of $1,276 were used to pay down the term loan under the Facility Agreement.

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

The initial principal payment under the term loan, due March 31, 2008, was made on April 14, 2008.   The delay in payment was granted by the Lender while it was engaged in discussions with Channell Bushman regarding its business plan.

As of March 31, 2008 Channell Bushman was not in compliance with the financial covenants under the Facility Agreement and was in default thereunder as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement (the “Borrowing Base Default”).  In May 2008,

Channell Bushman entered into an amendment to the Facility Agreement which, among other things, provides: (i) for payment of $338 by Channell Bushman to the Lender to cure the Borrowing Base Default, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the Lender.

In March 2008, Channell Pty Limited and Bushman Group Pty Limited, which are indirect subsidiaries of the Company, entered into a new loan and security agreement with a commercial bank in Australia. The Agreement (denominated in Australian dollars) includes equipment financing facilities of $918, performance guarantees, credit card facilities and payroll processing facilities. The loans under the Agreement are secured by all the assets of Channell Pty Limited.  The Agreement replaces a similar Agreement that Channell Pty Limited and Bushman Group Pty Limited had with another commercial bank in Australia.

The Agreement contains various operating covenants that impose limitations on Channell Pty Limited and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.

12.       Restructuring Charge.   In the first quarter of 2008, the Company announced a restructuring plan in an effort to further reduce costs and align headcount and facilities with expected business levels. The restructuring charge for the first quarter of 2008 totaled $405. The principal actions in the restructuring plan involve a reduction of headcount and rationalization of facilities. The restructuring plan in the U.S. resulted in the elimination of 80 management, administrative, sales and manufacturing positions and was substantially completed by March 31, 2008. The major components of the restructuring charge are as follows:

Employee severance and related benefit costs	$234

Costs associated with rationalization of facilities	171
$405

Severance.  The Company had a total reduction of 80 employees, which is approximately 20% of the total U.S. workforce. The reductions affected employees in the following areas: factory direct labor, factory support, management, administrative and sales.

Costs Associated with Rationalization of Facilities.  The Company has incurred costs of $193 related to an approximate 88 square foot reduction in manufacturing floor space, which is approximately 25% of the Company’s square footage in the U.S.   Additional costs related to the rationalization of facilities of approximately $220 are expected to be incurred in the second quarter of 2008.  The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.

13. Subsequent Event. Unusually high levels of rainfall in parts of Australia, beginning in the latter part of 2007 and continuing into 2008, resulted in a decline in market demand that resulted in materially lower first quarter revenues in the Company’s Australian operations.  As a result of the foregoing, in April 2008, Channell Bushman announced and undertook a restructuring plan.  In connection with the restructuring plan, the headcount for Channell Bushman’s operations was reduced by approximately 25%, and severance costs of approximately $225 were incurred.  In addition, the scale of operations was reduced at three of Channell Bushman’s operating facilities.

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

During the last six years, demand for communications infrastructure equipment has fluctuated dramatically.  At various times in the past there have been significant slowdowns in capital spending by both cable and telecom network operators due to several factors including, but not limited to, service provider consolidation, delays in outside plant upgrade/rebuild projects, and their efforts to enhance free cash flow to strengthen their balance sheets and pay down debt.  These changes had a significant negative impact on overall demand for infrastructure products, and at various times have directly reduced demand for the Company’s products and increased price competition within its industry, which has led to reductions in the Company’s revenues and contributed to its recent operating losses.

Demand for the Company’s water storage products is driven by  water conservation efforts and regulatory factors at the local, state, and federal government levels.  Recently, portions of Australia have experienced significant rainfall which, if continued, could continue to negatively affect the sales of the Company’s product.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007

Net Sales.  Net sales in the first quarter of 2008 were $25.2 million, a decrease of $7.7 million or 23.4% compared to the first quarter of 2007.  The decrease is due to lower demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $15.6 million in the first quarter of 2008, a decrease of $3.1 million or 16.6% from the same period in 2007.  The decrease was due primarily to a lower volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $9.6 million in the first quarter of 2008, a decrease of $4.6 million or 32.4% from the same period in 2007.  The lower sales volume was primarily a result of decreased demand for the Company’s water storage tanks due to unusually high levels of rainfall in Australia.

Sales to Verizon of $3.3 million in the first quarter of 2008 represented 13.5% of Company sales in the period.  Sales to Verizon of $3.7 million in the first quarter of 2007 represented 11.1% of Company sales in the period.  Sales to Verizon have historically fluctuated from period to period.  Accordingly, the Company cannot accurately predict what sales to Verizon will be for the remainder of 2008.

Gross Profit.  Gross profit in the first quarter of 2008 was $7.4 million, a decrease of $2.6 million or 26.0% compared to the first quarter of 2007.  The decrease was due to lower gross profit dollars resulting from the decreased revenues in both of the Company’s reporting segments.  Gross profit dollars in the Americas segment decreased $0.9 million from $5.8 million in the first quarter of 2007 to $4.9 million in the first quarter of 2008.  Gross profit of $2.5 million in the first quarter of 2008 in the International segment was $1.7 million lower than in the corresponding 2007 period.

As a percentage of net sales, gross profit decreased from 30.4% in the first quarter of 2007 to 29.3% in the first quarter of 2008.  The decrease is primarily due to a decrease in the gross profit percentage in the International segment from 29.6% in the first quarter of 2007 to 25.9% in the first quarter of 2008.  This decrease is primarily due to the lower revenues in Australia, which resulted in reduced absorption of fixed costs.  Offsetting the decrease in the gross profit percentage in the International segment was an increase in the gross profit percentage in the Americas segment from 30.9% in the first quarter of 2007 to 31.4% in the first quarter of 2008.  This increase was primarily due to the cost reductions associated with the Company’s U.S. restructuring activities.

Selling.  Selling expenses were $5.0 million in the first quarter of 2008, a decrease of $0.2 million or 3.8% from the first quarter of 2007.

As a percentage of net sales, selling expenses increased from 16.0% in the first quarter of 2007 to 19.8% in the corresponding 2008 period.  The higher percentage is primarily due to the small decrease in total selling expenses compared to the larger decrease in revenues.

General and Administrative.  General and administrative expenses were $3.5 million in the first quarter of 2008, a decrease of $0.7 million or 16.7% from the first quarter of 2007.  The decrease is due primarily to lower general and administrative expenses of approximately $0.5 million in the International segment, of which $0.2 million related to lower compensation and benefits and $0.1 million was related to reduced professional fees.  The reduction in the Americas segment of $0.2 million included lower incentive compensation expense of $0.3 million, offset by other expenses of $0.1 million.

As a percentage of net sales, general and administrative expense increased from 12.9% in the first quarter of 2007 to 13.8% in the corresponding 2008 period as a result of the small decrease in general and administrative expenses compared to the larger decrease in revenues.

Research and Development.  Research and development expenses were $0.4 million in the first quarter of 2008 and 2007.

As a percentage of net sales, research and development expenses increased from 1.3% in the first quarter of 2007 to 1.6% in the first quarter of 2008 as a result of decreased revenues.

Restructuring Charge.  The Company recorded $0.4 million of restructuring costs in the first quarter of 2008.  Included in the costs were $0.2 million for severance and $0.2 million for facilities rationalization expenses all of which were primarily related to the Americas segment.  The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.

Income (Loss) from Operations.  As a result of the items discussed above, loss from operations was ($1.9) million in the first quarter of 2008 compared to income from operations of $0.1 million in the first quarter of 2007.  Operating margin as a percent of sales was (7.5%) in the first quarter of 2008 compared to 0.2% in the corresponding 2007 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.5 million in the first quarter of 2008 and $0.2 million in the first quarter of 2007.

Income Taxes.  There was an income tax benefit of $0.5 million in the first quarter of 2008 compared to an income tax benefit of $0.1 million in the first quarter of 2007.  The effective tax rate was 19.8% in the first quarter of 2008 and 152.1% in the first quarter of 2007.  Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax benefit recorded in both years was a result of the loss in the Company’s foreign operations.

Liquidity and Capital Resources

Net cash used in operating activities was ($0.9) million for the three months ended March 31, 2008, compared to ($0.4) million for the three months ended March 31, 2007.  The cash used in operating activities in 2008 was primarily due to the ($1.6) million net loss along with a net use of cash of ($0.5) million related to the change in the operating assets and liabilities offset by $1.2 million in non-cash deductions, most of which were for depreciation and amortization.

Net cash provided by (used in) investing activities was $0.3 million for the quarter ended March 31, 2008 and ($0.3) million for the quarter ended March 31, 2007.  Proceeds from a sale-leaseback transaction of $1.3 million in 2008 were offset by purchases of property and equipment of $1.0 million.

Net cash provided by (used in) financing activities was $0.3 million for the three months ended March 31, 2008 compared to ($0.5) million for the three months ended March 31, 2007.  The increase was due to the Company’s higher borrowings under the Company’s credit facilities in the current quarter as compared to the higher repayment of debt relative to the borrowings in the corresponding 2007 period.

Cash and cash equivalents on March 31, 2008 were $1.7 million as compared to $2.1 million at December 31, 2007.

Net accounts receivable increased to $12.9 million at March 31, 2008 from $12.8 million at December 31, 2007 due to the higher volume of sales during March 2008 compared to December 2007.  In terms of days sales outstanding, accounts receivable increased from 39 days at December 31, 2007 to 46 days at March 31, 2008.  The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the first quarter in 2008 as compared to the end of the fourth quarter of 2007.

Inventories increased to $16.8 million at March 31, 2008 from $15.8 million at December 31, 2007 due to the higher volume of manufacturing activity at the end of the first quarter of 2008 compared to the fourth quarter of 2007.  Days inventory increased from 68 days at December 31, 2007 to 85 days at March 31, 2008.

Accounts payable increased from $9.4 million at December 31, 2007 to $11.5 million at March 31, 2008 due to the higher volume of activity at the end of the first quarter of 2008.  Days payables were 41 days at December 31, 2007 and 58 days at March 31, 2008 due to the increase in accounts payable at the end of the first quarter.

As of March 31, 2008 Channell Bushman Pty Limited, a subsidiary of the Company (“Channell Bushman”), was not in compliance with the financial covenants under the facility agreement governing its outstanding term loan and revolver (the “Facility Agreement”) and was in default thereunder as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement (the “Borrowing Base Default”). These defaults were due in large part to materially lower first quarter revenues in the Company’s Australian operations.  Unusually high levels of rainfall in parts of Australia, beginning in the latter part of 2007 and continuing into 2008, resulted in a decline in market demand that contributed to the decrease in revenues.  As a result of the foregoing, in April 2008, Channell Bushman announced and undertook a restructuring plan.  In connection with the restructuring plan, the headcount for the Company’s Channell Bushman operations was reduced by approximately 25%, and severance costs of approximately $225 were incurred.  In addition, the scale of operations was reduced at three of Channell Bushman’s operating facilities.

In May 2008, Channell Bushman entered into an amendment to the Facility Agreement which, among other things, provides: (i) for payment of $338 by Channell Bushman to the lender to cure the Borrowing Base Default, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the lender.

Management anticipates that the material reduction in revenues for the Company’s Channell Bushman operations will continue over the near term.  Management believes there are several alternatives to address this short-term issue and is currently evaluating these alternatives.  If the reduction in revenue continues for an extended period and management’s restructuring efforts do not sufficiently improve the operating results, the future operating structure of Channell Bushman, including its credit facilities, may be adversely affected.

Except as noted above with respect to Channell Bushman, the Company believes that cash flow from operations and the Company’s existing debt facilities described in Note 11 should be sufficient to fund the Company’s capital expenditure and working capital requirements for the next twelve months.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability for such guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At March 31, 2008, the outstanding loan balance subject to the guarantee totaled $476.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into three financing agreements.  In July 2007, the Company entered into a three-year Loan and Security Agreement with asset based lenders in the United States and Canada that expires June 30, 2010.  The agreement contains a term loan, revolving line of credit and capital expenditure facility.  In October 2007, many of the Company’s Australian subsidiaries entered into a Facility Agreement with a private debt fund in Australia, which contains a term loan and a revolving line of credit that expire in September 2010.  In March 2008, two of the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains two equipment financing facilities, performance guarantees, credit card facilities and payroll processing facilities.  These agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $0.05 million per quarter.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 4T.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of March 31, 2008, the management of the Company carried out an assessment of the Company’s disclosure controls and procedures and concluded that they were not effective as of the end of the period covered by this report.

One of the Company’s subsidiaries, Bushman Tanks, was previously a closely-held, family run business with mostly manual controls in place.  During the process of assessing the status of the internal control infrastructure, the Company previously identified significant deficiencies in internal controls that rose to the level of “material weaknesses” in financial closing cycle.

As a result of the weaknesses identified in management’s evaluation, the Company committed to:

1.     Design/implement and document control procedures adequate to support the Company’s day-to-day accounting and the financial closing and reporting process.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company, as amended as of December 17, 2007 (32)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(6)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(8)

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

10.12	Form of Indemnity Agreement (Exhibit 10.17)(1)

10.13	Form of Agreement Regarding Intellectual Property (Exhibit 10.18)(1)

10.14	401(k) Plan of the Company (Exhibit 10.19)(3)

10.15	A.C. Egerton (Holdings) PLC Share Purchase Agreement (Exhibit 2)(2)

10.16	Lease dated June 27, 2002 between the Company and Ynez Street, Ltd. (Exhibit 10.29)(4)

10.17*	Amendment to Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Sr. (Exhibit 10.19)(7)

10.18*	Employment Agreement dated December 9, 2003 between the Company and William H. Channell, Jr.(Exhibit 10.20)(7)

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

10.25	Lease dated July 13, 2006 between Channell Pty Ltd and Ing Management Ltd (Exhibit 10.32)(16)

10.26*	Employment Letter dated August 31, 2006 between the Company and Patrick E. McCready (Exhibit 10.1)(17)

10.27

Loan and Security Agreement dated August 11, 2006 and effective August 25, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(18)

10.28

Loan and Security Agreement dated November 8, 2006 and effective November 15, 2006, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(19)

10.29

Loan and Security Agreement dated February 2, 2007 and effective February 7, 2007 by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1) (20)

10.30

Waiver and Fifth Amendment to Loan and Security Agreement dated as of February 12, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(21)

10.31

Sixth Amendment to Loan and Security Agreement dated as of April 2, 2007 by and among the Company and the other borrowers thereunder, Bank of America, N.A., BABC Global Finance Inc., Bank of America, N.A. and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended)(Exhibit 10.37)(23)

10.32

Loan and Security Agreement dated May 16, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(24)

10.33

Seventh Amendment to Loan and Security Agreement, dated as of June 26, 2007, by and among the Company, Channell Commercial Canada Inc., Channell Limited, Channell Commercial Europe Limited, Bank of America, N.A. (as assignee of Banc of America Leasing and Capital, LLC, successor-in-interest to Fleet Capital Corporation), as administrative agent, BABC Global Finance Inc. (as assignee of Fleet Capital Global Finance, Inc., as assignee of Fleet Capital Canada Corporation), as Canadian agent, Bank of America, N.A. (as successor-in-interest to Fleet National Bank, London U.K. Branch), as UK agent, and the lenders party to the Loan and Security Agreement dated as of September 25, 2002 (as amended) (Exhibit 10.1)(25)

10.34

Amendment to Loan and Security Agreement dated July 24, 2007, and effective July 25, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(26)

10.35

Amended and Restated Loan and Security Agreement dated July 30, 2007, by and among Bank of America, N.A., Bank of America, Canada Branch, the Company and Channell Commercial Canada Inc. (Exhibit 10.1)(27)

10.36

Amendment to Loan and Security Agreement dated August 27, 2007, and effective August 28, 2007, by and among Channell Bushman Pty Ltd, Bushmans Group Pty Ltd, certain other subsidiaries of the Company, and National Australia Bank Ltd (Exhibit 10.1)(28)

10.37	Letter dated September 28, 2007 from National Australia Bank Ltd to Channell Bushman Pty Ltd, Bushmans Group Pty Ltd and certain other subsidiaries of the Company (Exhibit 10.1)(29)

10.38

Facility Agreement dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.1)(30)

10.39

Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) dated October 3, 2007, by and among Channell Bushman Pty Limited, Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited, Polyrib Tanks Pty Limited and Australian Executor Trustees Limited as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.2)(30)

10.40	Loan and Security Agreement dated October 8, 2007, and effective October 9, 2007, by and among Channell Pty Limited, Bushmans Group Pty Limited and National Australia Bank Limited (Exhibit 10.3)(30)

10.41	Lease dated September 13, 2007 between the Company, on the one hand, and William H. Channell, Jr. and Carolyn Channell, on the other hand (Exhibit 10.47)(31)

10.42	Amendment No. 2 to Lease dated May 1996 between the Company and the Channell Family Trust, dated as of November 12, 2007(Exhibit 10.48)(31)

10.43

First Amendment to Amended and Restated Loan and Security Agreement, dated as of November 27, 2007, by and among Bank of America, N.A., Bank of America, Canada Branch, the Company and Channell Commercial Canada Inc.(32)

10.44*	Employment Letter dated October 23, 2007 between the Company and Christopher Glenn(32)

10.45*	Employment Letter dated February 5, 2008 between the Company and Robert Swelgin(32)

10.46	Business Finance Agreement effective March 12, 2008 between Channell Pty Limited and Westpac Banking Corporation(32)

10.47	Business Finance Agreement effective March 12, 2008 between Bushman Group Pty Limited and Westpac Banking Corporation(32)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(7)

18	Letter dated March 30, 2007 from Deloitte & Touche LLP, regarding change in Accounting Principle (Exhibit 18.2) (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(33)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(33)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(33)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.

(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(6)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(8)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.

(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.

(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.

(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.

(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.

(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.

(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2007.

(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2007.

(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 2007.

(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 29, 2007.

(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on July 31, 2007.

(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2007.

(28)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 4, 2007.

(29)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 4, 2007.

(30)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 10, 2007.

(31)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2007.

(32)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 28, 2008.

(33)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2008	CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)