Form 10-Q
period 2008-06-30
CHANNELL COMMERCIAL CORP
filed 2008-08-13
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,”  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non- accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

9,544,134 shares of common stock of the registrant were outstanding at August 11, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Net sales	$52,109	$69,575	$26,950	$36,722
Cost of goods sold	36,636	47,674	18,848	24,795
Gross profit	15,473	21,901	8,102	11,927

Operating expenses
Selling	9,913	11,470	4,933	6,224
General and administrative	7,252	8,074	3,781	3,851
Research and development	772	915	381	486
Impairment of goodwill and other intangibles	3,973	—	3,973	—
Restructuring charge	975	—	570	—
	22,885	20,459	13,638	10,561

Income (loss) from operations	(7,412)	1,442	(5,536)	1,366
Interest income	21	21	5	8
Interest expense	(996)	(483)	(510)	(298)
Income (loss) before income tax expense	(8,387)	980	(6,041)	1,076

Income tax expense	1,716	20	2,180	166
Net income (loss) before minority interest	(10,103)	960	(8,221)	910
Minority interest in loss of subsidiaries	(476)	(86)	(200)	(21)
Net income (loss)	$(9,627)	$1,046	$(8,021)	$931

Net income (loss) per share, basic and diluted	$(1.01)	$0.11	$(0.84)	$0.10

Net income (loss)	$(9,627)	$1,046	$(8,021)	$931
Other comprehensive income, net of tax
Foreign currency translation adjustment	687	819	215	422

Comprehensive income (loss)	$(8,940)	$1,865	$(7,806)	$1,353

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,360	$1,825
Restricted cash	—	282
Accounts receivable, net of allowance for doubtful accounts of $215 at June 30, 2008 and $281 at December 31, 2007	12,907	12,807
Inventories, net	16,711	15,763
Prepaid expenses and other current assets	1,084	1,436
Deferred income taxes, net	247	936
Total current assets	32,309	33,049

Property and equipment, net	19,166	19,036
Deferred income taxes, net	—	642
Goodwill	8,422	10,998
Intangible assets, net	1,068	2,128
Other assets	805	994
	$61,770	$66,847
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$13,360	$9,447
Short-term debt (including current maturities of long-term debt)	14,997	10,335
Current maturities of capital lease obligations	449	153
Income taxes payable	402	178
Accrued expenses	5,689	5,444
Total current liabilities	34,897	25,557

Long-term debt less current maturities	2,725	7,467
Capital lease obligations, less current maturities	495	198
Deferred income taxes	71	—
Other long-term liabilities	742	906
Total liabilities	38,930	34,128

Commitments and contingencies
Minority interest	—	955

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,788 at June 30, 2008 and December 31, 2007 outstanding - 9,544 shares at June 30, 2008 and December 31, 2007	98	98
Additional paid-in capital	31,226	31,210
Treasury stock - 244 shares at June 30, 2008 and December 31, 2007	(1,871)	(1,871)
Retained earnings (accumulated deficit)	(9,514)	113
Accumulated other comprehensive income -
Foreign currency translation	2,901	2,214
Total stockholders’ equity	22,840	31,764
	$61,770	$66,847

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(9,627)	$1,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,453	2,552
Stock-based compensation	16	121
Loss (gain) on disposal of fixed assets	(31)	31
Amortization of deferred gain on sale leaseback	(30)	(30)
Impairment of goodwill and other intangibles	3,973	—
Deferred income tax valuation adjustment	1,494	—
Provision for doubtful accounts	178	29
Provision for inventory obsolescence	228	179
Minority interest in loss of subsidiaries	(476)	(86)
Changes in operating assets and liabilities:
Accounts receivable	162	(5,303)
Inventories	(483)	(4,816)
Prepaid expenses and other current assets	405	135
Other assets	230	(65)
Accounts payable	3,268	3,086
Accrued expenses and other liabilities	(160)	1,025
Income taxes payable	204	592
Net cash provided by (used in) operating activities	1,804	(1,504)

Cash flows from investing activities:
Purchase of property and equipment	(3,023)	(1,760)
Proceeds from sale of property and equipment	1,374	83
Acquisition of minority interest	(9)	—
Net cash used in investing actitivities	(1,658)	(1,677)

Cash flows from financing activities:
Repayment of debt	(2,613)	(1,664)
Borrowings from credit facilities	1,649	3,640
Borrowings (repayment) of obligations under capital lease, net	538	(34)
Net cash provided by (used in) financing activities	(426)	1,942

Effect of exchange rates on cash	(467)	(395)
Decrease in cash and cash equivalents	(747)	(1,634)
Cash and cash equivalents, beginning of period	2,107	2,235
Cash and cash equivalents, end of period	$1,360	$601
Cash paid during the period for:
Interest	$1,032	$521
Income taxes	$37	$13
Non-cash investing activities:
Purchases of property and equipment which are included in obligations under capital leases and accounts payable	$161	$199

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2008

(UNAUDITED)

(amounts in thousands)

						Retained	Accumulated
			Additional			earnings	other	Total
	Common stock		paid-in	Treasury stock		(accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit)	income	equity

Balance, January 1, 2008	9,788	$98	$31,210	244	$(1,871)	$113	$2,214	$31,764

Stock-based compensation	—	—	16	—	—	—	—	16

Foreign currency translation	—	—	—	—	—	—	687	687

Net loss for the period	—	—	—	—	—	(9,627)	—	(9,627)

Balance, June 30, 2008	9,788	$98	$31,226	244	$(1,871)	$(9,514)	$2,901	$22,840

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of June 30, 2008 and the results of its operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the three months and six months ended June 30, 2008, and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These unaudited condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant.  At June 30, 2008, the Company had total unvested stock-based compensation expense of $42.  The unvested stock options will vest at various intervals over the next 2.9 years.  Total stock-based compensation expense, recognized in general and administrative expenses, was $16 and $121 during the first six months of 2008 and 2007, respectively.  During the six months ended June 30, 2008, the Company granted options under its 2003 Incentive Stock Plan for the purchase of 52 shares of common stock at a weighted average exercise price of $1.44 per share and a weighted average fair value of $1.05 per share.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	June 30, 2008	December 31, 2007

Raw Materials	$7,934	$6,786
Work-in-Process	5,312	4,100
Finished Goods	4,867	6,459
	18,113	17,345
Less inventory valuation reserve	(1,402)	(1,582)
	$16,711	$15,763

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the six months and three months ended June 30, 2008 and 2007.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  For the six months and three months ended June 30, 2008, there is no calculation of dilution since the Company incurred a loss for both periods, thereby resulting in the options becoming antidilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for six months and three months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$(1.01)	9,543	$0.11
Effect of dilutive stock options	—	—	1	—
Diluted income (loss) per share	9,544	$(1.01)	9,544	$0.11

	Three months ended June 30,
	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$(0.84)	9,543	$0.10
Effect of dilutive stock options	—	—	20	—
Diluted income (loss) per share	9,544	$(0.84)	9,563	$0.10

The following options were not included in the computation of diluted (loss) income per share due to their antidilutive effect.

	Six months ended June 30,
	2008	2007

Options to purchase shares of common stock	1,656	1,750
Exercise prices	$1.18 - $13.75	$4.15 - $13.75
Expiration dates	July 2010 – May 2018	July 2010 – May 2017

	Three months ended June 30,
	2008	2007

Options to purchase shares of common stock	1,656	1,373
Exercise prices	$1.18 - $13.75	$4.65 - $13.75
Expiration dates	July 2010 – May 2018	July 2010 –May 2017

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

	Six months ended June 30,
	2008	2007
Revenues from external customers (1):
Americas	$31,812	$39,059
International	20,297	30,516
	$52,109	$69,575
Income (loss) from operations:
Americas	$(1,594)	$1,871
International	(5,818)	(429)
	$(7,412)	$1,442
Interest expense, net:
Americas	$300	$288
International	675	174
	$975	$462

(1) Note:

Revenues from Australia exceeded 10% of total revenues for the six-months ended June 30, 2008 and 2007. Revenues from Australia totaled $18,118 and $27,844 for the six-month periods in 2008 and 2007, respectively.

	Three months ended June 30,
	2008	2007
Revenues from external customers (1):
Americas	$16,255	$20,395
International	10,695	16,327
	$26,950	$36,722
Income (loss) from operations:
Americas	$(1,020)	$1,404
International	(4,516)	(38)
	$(5,536)	$1,366
Interest expense, net:
Americas	$164	$148
International	341	142
	$505	$290

(1) Note:

Revenues from Australia exceeded 10% of total revenues for the three-months ended June 30, 2008 and 2007.  Revenues from Australia totaled $9,670 and $15,043 for the three-month periods in 2008 and 2007, respectively.

The Company has revenues from external customers from the following product lines:

	Six months ended June 30,
	2008	2007

Product lines:
Enclosures	$21,488	$30,039
Water-related products	22,142	31,693
Connectivity	7,622	5,263
Other	857	2,580
	$52,109	$69,575

	Three months ended June 30,
	2008	2007

Product lines:
Enclosures	$10,728	$16,526
Water-related products	11,427	16,151
Connectivity	4,299	2,763
Other	496	1,282
	$26,950	$36,722

6.              Income Taxes.  The effective tax rate is (20.5%) for the six months ended June 30, 2008, compared to the statutory rate of 34%. The effective rate is based on the expected rate for the full fiscal year. The income tax expense recorded for the six months ended June 30, 2008 is primarily a result of placing a full valuation allowance of $1.5 million on the net deferred tax asset on the Bushman Tanks reporting unit in Australia.  The Company has not recorded an income tax benefit on the loss of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s net domestic deferred tax asset.

Under SFAS No. 109, Accounting for Income Taxes, the Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of net deferred assets.  However, since the Company has had cumulative losses in recent years in its domestic operations, the Company is unable to support the realizability of domestic deferred tax assets based on forecasted future earnings.  As a result, management has concluded that a full valuation allowance against net domestic deferred tax assets continues to be necessary.  In addition, during the first six months of 2008, the Bushman Tanks reporting unit experienced materially lower revenues which adversely affected operating results, and also negatively affected projections of future earnings.  Due to these results and Bushman Tanks’ accumulated losses, management has also concluded that a full valuation allowance is necessary against the net deferred tax asset of the Bushman Tanks reporting unit in Australia.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of SFAS No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transitions issues.  The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.  As of June 30, 2008, the Company had no material unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of June 30, 2008, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The 2002 through 2007 tax years remain subject to examination by federal tax authorities while most state and foreign jurisdictions remain subject to examination from 2003 through 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

7.              Commitments and Contingencies.  Employment Agreements— In June, 2008 the Company entered into an amended and restated employment agreement with William H. Channell, Jr., its president and chief executive officer.  The employment agreement is for an initial five-year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement.  Mr. Channell, Jr.’s base salary under the agreement is $836,000 and may be increased from time to time at the discretion of the board of directors.  The base salary may not be decreased during the term of the agreement.  In addition to base salary, Mr. Channell, Jr. is entitled to participate in the Company’s cash and other bonus programs, including the incentive stock plans, 401(k) plan and 2004 Incentive Bonus Plan pursuant to which he is entitled to aggregate bonuses of up to $410,000 per year based upon certain goals, objectives and other factors.  In addition, Mr. Channell, Jr. (i) was entitled to receive a cash bonus of $300,000 in June 2008 and (ii) if employed by the Company on July 1, 2008, is entitled to receive a cash bonus of $200,000 payable in July 2008.  Pursuant to the agreement, the Company is also required to maintain certain insurance policies for Mr. Channell, Jr.’s benefit and he is also entitled to certain other benefits, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with customary practices for senior executive officers.  In the event that (1) the Company terminates Mr. Channell, Jr.’s employment without “cause,” as defined in the agreement, (2) Mr. Channell, Jr. terminates his employment with the Company for “good reason,” which is also specifically defined in the agreement, or (3)  the Company decides not to renew the Agreement at the end of the initial five-year term or during any subsequent five-year term, then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.  In addition, if the Company terminates Mr. Channell, Jr.’s employment for any reason other than cause, it is required to maintain Mr. Channell, Jr.’s disability policy, at its expense, until the date on which Mr. Channell, Jr. is 65 years old.  The agreement also provides for certain benefits to Mr. Channell, Jr. upon his death or disability.

The Company was party to an employment agreement with William H. Channell, Sr., the Company’s former chairman of the board of directors.  The agreement was terminated on April 8, 2007, the date on which Mr. Channell, Sr. passed away.  In accordance with the agreement, the Company will continue to provide Mrs. Jacqueline Channell with medical insurance (to the same extent such insurance is provided to the Company’s senior executive officers) during her lifetime.

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of June 30, 2008, the Company and the IRS have resolved all outstanding issues except for the one related to an ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position was approximately $300 with the remaining benefit offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

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

8.              Concentrations.  Sales to Verizon of $6,411in the first half of 2008 represented 12.3% of the Company’s sales in the period.  Sales to Verizon of $5,947 in the first half of 2007 represented 8.5% of the Company’s sales in the period.

Sales to Verizon of $3,053 in the second quarter of 2008 represented 11.3% of the Company’s sales in the period.  Sales to Verizon of $2,290 million in second quarter of 2007 represented 6.2% of the Company’s sales in the period.

Accounts receivable from Verizon of $1,639 and $1,128 represented 12.4% and 8.8% of Company accounts receivable as of June 30, 2008 and December 31, 2007, respectively.

9.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust, one of its principal stockholders, of approximately $754 incurred in connection with construction of one of the facilities leased to the

Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee has declined and is expected to decline further before expiring in 2017.  At June 30, 2008, the outstanding loan balance subject to the guarantee totaled approximately $468.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  As such, the Company has not recorded a liability for this guarantee. Management has determined that the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46 and FIN 46(R).

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

In June 2008 the Company completed the purchase from Australia and New Zealand Banking Group Limited (“ANZ”) of all of the outstanding shares of stock of Channell Bushman Pty Limited (“Channell Bushman”), a subsidiary of the Company, held by ANZ, which represented 25% of the outstanding shares of Channell Bushman for an immaterial amount.  The Company now owns 100% of the outstanding shares of Channell Bushman, the primary entity in the Bushman Tanks reporting unit in Australia.   During the first six months of 2008 the Bushman Tanks reporting unit experienced materially lower revenues, which adversely affected operating results.  Therefore management determined that the goodwill, non-compete agreement and non-amortizable trademark intangible in the Bushman Tanks reporting unit should be tested for impairment at June 30, 2008.

Due to the purchase price of the Channell Bushman shares acquired from ANZ and based on the impairment test, as of June 30, 2008, the Company recorded a $2,864 impairment related to the carrying value of goodwill, $647 related to the carrying value of the non-compete agreement and $462 related to the carrying value of the non-amortizable trademark intangible.  The primary cause for this impairment of goodwill is the decrease in revenues, gross margins and operating income, which have been negatively impacted by unusually high levels of rainfall and a large decline in market demand, which resulted in revisions of projected future earnings and cash flows.  The fair value of the Bushman Tanks reporting unit, and the non-compete agreement and non-amortizable trademark intangible, were estimated using a combination of valuation techniques, including the expected present value of future cash flows. Measurement of the impairment loss is an estimate, and continued increases in raw materials costs in excess of the expectations of management, or other negative events or circumstances, could result in additional impairment of goodwill in future reporting periods.

The changes in the carrying amount of goodwill, the non-compete agreement and the non-amortizable trademark intangible, are summarized below for the six months ended June 30, 2008:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at December 31, 2007	$10,998	$1,339	$789
Amortization of non-compete agreement	—	(107)	—
Impairment	(2,864)	(647)	(462)
Purchase price adjustment	(537)
Effect of foreign currency translation	825	99	57
Balance at June 30, 2008	$8,422	$684	$384

As of June 30, 2008, the Company has recorded goodwill of $781 in its Canadian reporting unit, which is part of the Americas segment and $7,641 of goodwill in its Bushman Tanks reporting unit, which is part of the International segment.

The estimated amortization expense, based on current intangible balances and the June 30, 2008 foreign currency exchange rates, is $109 per year for the next five fiscal years, and $139 thereafter.

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

The term loan is repayable in monthly payments based on a 60-month amortization schedule and a balloon payment due June 30, 2010.   The capital expenditure loans will be repayable in equal monthly installments equal to the original principal amount of the loan divided by 60, with the remaining outstanding balance due on June 30, 2010.  The balances outstanding at June 30, 2008 under the revolving line of credit, term loan and capital expenditure facility were $5,465, $2,066 and $1,143, respectively.  As of June 30, 2008, outstanding letters of credit totaled $536.

Under the Agreement, the outstanding balance of the term loan and the revolver each bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate, which was 5% as of June 30, 2008.

The loans under the Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors. In addition, any borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder.  The Company was in compliance with all covenants at June 30, 2008 except for one covenant related to permissible operating leases, for which it received a waiver from the lender.

In October 2007, Channell Bushman and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly-owned subsidiary of Channell Bushman and an indirect subsidiary of the Company (the “Channell Bushman Subsidiaries”), entered into a Facility Agreement (the “Facility Agreement”) by and among Channell Bushman, as borrower, the Channell Bushman Subsidiaries, as guarantors, and an Australian private debt fund, as lender (the “Lender”). In connection with the Facility Agreement, Channell Bushman and the Channell Bushman Subsidiaries also entered into a Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) (the “Security Agreement”) with the Lender. The Facility Agreement was originally scheduled to terminate on September 30, 2010, unless earlier terminated pursuant to the terms thereof.  The Facility Agreement was amended in May 2008 (see below for a description of the amendment),

The Facility Agreement (denominated in Australian dollars) provides for credit facilities in the aggregate principal amount of $12,506, consisting of: (i) a term loan of $7,696 and (ii) a revolving facility with borrowings of up to $4,810, depending on the level of certain qualifying assets. The term loan is repayable in monthly payments that began March 2008 based on a 50-month amortization schedule and a balloon payment due September 30, 2010.  At June 30, 2008, the outstanding balance under the term loan was $5,580 and the outstanding balance on the revolver was $3,446.

Under the Facility Agreement, the outstanding balance of the term loan bears interest payable monthly at a variable rate based on the Lender’s base rate, which was 7.85% as of June 30, 2008.

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

In March 2008, Channell Pty Limited and Bushman Group Pty Limited, which are indirect subsidiaries of the Company, entered into a new loan and security agreement. The agreement (denominated in Australian dollars) includes equipment financing facilities with an outstanding balance of $854 as of June 30, 2008, performance guarantees, credit card facilities and payroll processing facilities. The loans under the agreement are secured by all the assets of Channell Pty Limited.  The agreement replaces a similar agreement that Channell Pty Limited and Bushman Group Pty Limited previously had with another commercial bank in Australia.  The agreement contains various operating covenants that impose limitations on Channell Pty Limited and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.

In May 2008, Channell Bushman entered into an amendment to the Facility Agreement which, among other things, provides: (i) for payment of US$311 (AUD$338) by Channell Bushman to the Lender to cure an event of default that existed at March 31, 2008 as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the Lender.  As a result of the accelerated due date, the Company has reclassified $5,618 of long-term debt to short-term debt.  The Company was in compliance with all covenants at June 30, 2008.

12.  Restructuring Charge.   In the first half of 2008, the Company announced restructuring plans, primarily in the United States and Australia, in an effort to further reduce costs and align headcount and facilities with expected business levels. The restructuring charge for the first half of 2008 totaled $975. The principal actions in the restructuring plans involve reduction of headcount and rationalization of facilities. The restructuring plan in the U.S. resulted in the elimination of 80 management, administrative, sales and manufacturing positions and was substantially completed by March 31, 2008.   The restructuring plan in Australia, undertaken in the second quarter of 2008, resulted in the elimination of 60 management, administrative, sales and manufacturing positions primarily in the Channell Bushman operation, and was substantially completed by June 30, 2008. The major components of the restructuring charge are as follows:

	Three months ended
	June 30, 2008	March 31, 2008
Employee severance and related benefit costs	$300	$234
Costs associated with rationalization of facilities	270	171
	$570	$405

Severance.  The Company had a total reduction of 140 employees, which included approximately 20% of the total U.S. workforce and 33% of the total Australian workforce.  The reductions affected employees in the following areas: factory direct labor, factory support, management, administrative and sales.

Costs Associated with Rationalization of Facilities.  The Company has incurred costs of $441 related to an approximate 88 square foot reduction in manufacturing floor space, which is approximately 25% of the Company’s square footage in the U.S.  The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.

13.  Acquisition.   In June, the Company acquired the remaining 25% ownership interest in its Bushman Tanks subsidiary, which is a manufacturer of rotational molded plastic (polyethylene) water storage tanks.   The

consideration was approximately $10 and the difference between the purchase price and net assets acquired was allocated to goodwill and resulted in a reduction of goodwill of $537.

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

Demand for the Company’s water storage products is driven by water conservation efforts and regulatory factors at the local, state, and federal government levels.  Recently, portions of Australia have experienced significant rainfall which have already had a negative effect on and, if continued, could continue to negatively affect, the sales of the Company’s product.  Revenues have also been affected by declining economic conditions in Australia, and the housing sector in particular.

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

Results of Operations

Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Net Sales.  Net sales in the first half of 2008 were $52.1 million, a decrease of $17.5 million or 25.1% compared to the first half of 2007.  The decrease is due to lower demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $31.8 million in the first half of 2008, a decrease of $7.3 million or 18.7% from the same period in 2007.  The decrease was due primarily to a lower volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $20.3 million in the first half of 2008, a decrease of $10.2 million or 33.4% from the same period in 2007.  The lower sales volume was primarily a result of a large decline in market demand for the Company’s water storage tanks due to unusually high levels of rainfall in Australia, less attractive regulatory incentives and a general decline in the Australian economy.

Sales to Verizon of $6.4 million in the first half of 2008 represented 12.3% of Company sales in the period.  Sales to Verizon of $5.9 million in the first half of 2007 represented 8.5% of Company sales in the period.  Sales to Verizon are expected to be a significant portion of the Company’s sales for the remainder of 2008.

Gross Profit.  Gross profit in the first half of 2008 was $15.5 million, a decrease of $6.4 million or 29.2% compared to the first half of 2007.  The decrease was due primarily to decreased revenues in both of the Company’s reporting segments.  Gross profit in the Americas segment decreased $3.1 million from $12.9 million in the first half of 2007 to $9.8 million in the first half of 2008.  Gross profit of $5.7 million in the first half of 2008 in the International segment was $3.3 million lower than in the corresponding 2007 period.

As a percentage of net sales, gross profit decreased from 31.5% in the first half of 2007 to 29.7% in the first half of 2008.  The decrease is primarily due to a decrease in the gross profit percentage in the Americas segment from 32.9% in the first half of 2007 to 30.8% in the first half of 2008.  This decrease is primarily due to the lower revenues in the U.S., which resulted in reduced absorption of fixed costs, along with an increase in raw material costs related to increased commodity prices.  The gross profit percentage also decreased in the International segment from 29.7% in the first half of 2007 to 28.1% in the first half of 2008.  This decrease was primarily due to the lower revenues in Australia.

Selling.  Selling expenses were $9.9 million in the first half of 2008, a decrease of $1.6 million or 13.9% from the first half of 2007.  The decrease is primarily a result of the lower revenues.

As a percentage of net sales, selling expenses increased from 16.5% in the first half of 2007 to 19.0% in the corresponding 2008 period.  The higher percentage is primarily due to the small decrease in total selling expenses compared to the larger decrease in revenues, because a portion of the selling expenses are fixed costs.

General and Administrative.  General and administrative expenses were $7.3 million in the first half of 2008, a decrease of $0.8 million or 9.9% from the first half of 2007.  The decrease is due primarily to lower general and administrative expenses of approximately $0.8 million in the International segment, of which $0.4 million related to lower compensation and benefits and $0.2 million related to lower consulting expenses for upgrades to information systems than in the prior year.

As a percentage of net sales, general and administrative expense increased from 11.6% in the first half of 2007 to 14.0% in the corresponding 2008 period as a result of the small decrease in general and administrative expenses compared to the larger decrease in revenues.

Research and Development.  Research and development expenses were $0.8 million in the first half of 2008, a decrease of $0.1 million or 11.1% from the first half of 2007.

As a percentage of net sales, research and development expenses increased from 1.3% in the first half of 2007 to 1.5% in the first half of 2008 as a result of decreased revenues.

Impairment of Goodwill and Other Intangibles.  Intangible impairment expense was $4.0 million in the first six months of 2008, compared to no impairment in the corresponding 2007 period.  The impairment was related to the Company’s Bushman Tanks reporting unit in Australia.  The Company recorded $2.9 million impairment expense related to goodwill, $0.6 million related to the carrying value of the non-compete agreement, and $0.5 million related to the carrying value of the trademark intangible.  The primary cause for this impairment was the decrease in revenues, gross margins and operating income, which have been negatively impacted by a large decline in market demand, which resulted in revisions of projected future earnings and cash flows.

Restructuring Charge.  The Company recorded $1.0 million of restructuring costs in the first half of 2008.  Included in the costs were $0.3 million for severance in the Americas segment and $0.3 million for severance in the International segment along with $0.4 million for facilities rationalization expenses all of which were primarily related to the Americas segment.  The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.  The Company expects to have additional restructuring costs of approximately $125 in the second half of 2008.

Income (Loss) from Operations.  As a result of the items discussed above, loss from operations was ($7.4) million in the first half of 2008 compared to income from operations of $1.4 million in the first half of 2007.  Operating margin as a percent of sales was (14.2%) in the first half of 2008 compared to 2.1% in the corresponding 2007 period.

Interest Expense, Net.  Interest expense, net of interest income, was $1.0 million in the first half of 2008 and $0.5 million in the first half of 2007.  The increase in interest expense is due to the increased level of borrowing compared to the same period of the prior year along with higher interest rates in the International segment.

Income Taxes.  There was an income tax expense of $1.7 million in the first half of 2008 compared to an income tax expense of twenty thousand dollars in the first half of 2007.  The effective tax rate was (20.5%) in the first half of 2008 and 2.0% in the first half of 2007.  The tax expense in the first half of 2008 is primarily the result of placing a full valuation allowance on the realization of the net deferred tax asset in the Bushman Tanks reporting unit in Australia.  Since the Company also has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.

Comparison of the Three Months Ended June 30, 2008 with the Three Months Ended June 30, 2007

Net Sales.  Net sales in the second quarter of 2008 were $27.0 million, a decrease of $9.7 million or 26.4% compared to the second quarter of 2007.  The decrease is due to lower demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $16.3 million in the second quarter of 2008, a decrease of $4.1 million or 20.1% from the same period in 2007.  The decrease was due primarily to a lower volume of sales to the Company’s core telecom and cable customers.  Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $10.7 million in the second quarter of 2008, a decrease of $5.6 million or 34.4% from the same period in 2007.  The lower sales volume was primarily a result of a large decline in market demand for the Company’s water storage tanks due to unusually high levels of rainfall in Australia and less attractive regulatory incentives.

Sales to Verizon of $3.0 million in the second quarter of 2008 represented 11.3% of Company sales in the period.  Sales to Verizon of $2.3 million in the second quarter of 2007 represented 6.2% of Company sales in the period.  Sales to Verizon are expected to be a significant portion of the Company’s sales for the remainder of 2008.

Gross Profit.  Gross profit in the second quarter of 2008 was $8.1 million, a decrease of $3.8 million or 31.9% compared to the second quarter of 2007.  The decrease was due to lower gross profit dollars resulting from the decreased revenues in both of the Company’s reporting segments.  Gross profit dollars in the Americas segment decreased $2.2 million from $7.1 million in the second quarter of 2007 to $4.9 million in the second quarter of 2008.  Gross profit of $3.2 million in the second quarter of 2008 in the International segment was $1.6 million lower than in the corresponding 2007 period.

As a percentage of net sales, gross profit decreased from 32.5% in the second quarter of 2007 to 30.0% in the second quarter of 2008.  The decrease is primarily due to a decrease in the gross profit percentage in the Americas segment from 34.7% in the second quarter of 2007 to 30.1% in the second quarter of 2008.  This decrease is primarily due to the lower revenues in the U.S., which resulted in reduced absorption of fixed costs along with an increase in raw material costs related to increased commodity prices.  Offsetting the decrease in the gross profit percentage in the Americas segment was an increase in the gross profit percentage in the International segment from 29.7% in the second quarter of 2007 to 30.0% in the second quarter of 2008.  This increase was primarily due to the cost reductions associated with the Company’s restructuring activities in Australia.

Selling.  Selling expenses were $4.9 million in the second quarter of 2008, a decrease of $1.3 million or 21.0% from the second quarter of 2007.   The decrease is primarily a result of the lower revenues.

As a percentage of net sales, selling expenses increased from 16.9% in the second quarter of 2007 to 18.1% in the corresponding 2008 period.  The higher percentage is primarily due to the small decrease in total selling expenses compared to the larger decrease in revenues, because a portion of the selling expenses are fixed costs.

General and Administrative.  General and administrative expenses were $3.8 million in the second quarter of 2008, a slight decrease of $0.1 million or 2.6% from the second quarter of 2007.  Lower general and administrative expenses of approximately $0.3 million in the International segment during the second quarter of 2008 related primarily to lower compensation and benefits.  The reduction in the International segment was offset by an increase of $0.2 million in the Americas segment relating to higher incentive compensation expenses.

As a percentage of net sales, general and administrative expense increased from 10.6% in the second quarter of 2007 to 14.1% in the corresponding 2008 period as a result of the small decrease in general and administrative expenses compared to the larger decrease in revenues.

Research and Development.  Research and development expenses were $0.4 million in the second quarter of 2008, a decrease of $0.1 million or 20.0% from the second quarter of 2007.

As a percentage of net sales, research and development expenses increased from 1.3% in the second quarter of 2007 to 1.5% in the first quarter of 2008 as a result of decreased revenues.

Impairment of Goodwill and Other Intangibles.  Intangible impairment expense was $4.0 million in the second quarter of 2008, compared to no impairment in the corresponding 2007 period.  The impairment was related to the Company’s Bushman Tanks reporting unit in Australia.  The Company recorded $2.9 million impairment related to goodwill, $0.6 million related to the carrying value of the non-compete agreement, and $0.5 million related to the carrying value of the trademark intangible.  The primary cause for this impairment was the decrease in revenues, gross margins and operating income, which have been negatively impacted by a large decline in market demand, which resulted in revisions of projected future earnings and cash flows.

Restructuring Charge.  The Company recorded $0.6 million of restructuring costs in the second quarter of 2008.  Included in the costs were $0.1 million for severance in the Americas segment and $0.3 million for severance in the International segment, along with $0.2 million for facilities rationalization expenses all of which were primarily related to the Americas segment.  The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.

Income (Loss) from Operations.  As a result of the items discussed above, loss from operations was ($5.5) million in the second quarter of 2008 compared to income from operations of $1.4 million in the second quarter of 2007.  Operating margin as a percent of sales was (20.4%) in the second quarter of 2008 compared to 3.7% in the corresponding 2007 period.

Interest Expense, Net.  Interest expense, net of interest income, was $0.5 million in the second quarter of 2008 and $0.3 million in the second quarter of 2007.  The increase in interest expense is due to the higher level of borrowing compared to the same period of the prior year along with higher interest rates in the International segment.

Income Taxes.  There was an income tax expense of $2.2 million in the second quarter of 2008 compared to an income tax expense of $0.2 million in the second quarter of 2007.  The effective tax rate was (36.1%) in the first quarter of 2008 and 15.4% in the second quarter of 2007.   The tax expense in the second quarter of 2008 is primarily a result of placing a full valuation allowance on the realization of the net deferred tax asset in the Bushman Tanks reporting unit in Australia. Since the Company has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.  The tax benefit recorded in both years was a result of the loss in the Company’s foreign operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2008, compared to net cash used in operating activities of ($1.5) million for the six months ended June 30, 2007.  The cash provided by operating activities in the first half of 2008 was primarily due to the ($9.6) million net loss, offset by a net increase in cash of $3.6 million related to the change in the operating assets and liabilities, mainly attributable to a $3.2 million increase in accounts payable, and by $7.8 million in non-cash deductions which included $4.0 million of intangibles impairment expense, $1.5 million related to the valuation allowance on the net deferred tax asset and $2.5 million of depreciation and amortization expense.

Net cash used in investing activities was ($1.7) million for the six months ended June 30, 2008 and ($1.7) million for the six months ended June 30, 2007.  Proceeds from a sale-leaseback transaction of $1.3 million in 2008 were offset by purchases of property and equipment of $3.0 million.

Net cash provided by (used in) financing activities was ($0.4) million for the six months ended June 30, 2008 compared to $1.9 million for the six months ended June 30, 2007.  This decrease was due to the Company’s reduced borrowings in 2008 relative to 2007 and higher repayment of debt.

Cash and cash equivalents on June 30, 2008 were $1.4 million as compared to $2.1 million at December 31, 2007.

Net accounts receivable increased to $12.9 million at June 30, 2008 from $12.8 million at December 31, 2007 due to the higher volume of sales during the month of June 2008 compared to the month of December 2007.  The Americas segment increased $1.0 million while the International decreased $0.9 million.  In terms of days sales outstanding, accounts receivable increased from 39 days at December 31, 2007 to 43 days at June 30, 2008.  The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the second quarter of 2008 as compared to the end of the fourth quarter of 2007.

Inventories increased to $16.7 million at June 30, 2008 from $15.8 million at December 31, 2007 due to the higher volume of manufacturing activity at the end of the second quarter of 2008 compared to the fourth quarter of 2007 and increased costs for certain raw materials.  The Americas segment increased $1.5 million while the International segment decreased $0.4 million.  Days inventory increased from 68 days at December 31, 2007 to 80 days at June 30, 2008 as a result of the higher inventory balances in the Americas segment and a sales decline in the International segment that exceeded the decline in inventory.

Accounts payable increased from $9.4 million at December 31, 2007 to $13.4 million at June 30, 2008 due to the higher volume of activity at the end of the second quarter of 2008.  Days payables were 41 days at December 31, 2007 and 64 days at June 30, 2008 due to working capital management and increased capital spending at the end of the second quarter.

Unusually high levels of rainfall in parts of Australia, as well as less attractive regulatory incentive beginning in the latter part of 2007 and continuing into 2008, resulted in a decline in market demand that resulted in materially lower first and second quarter revenues in the Company’s Australian operations. As a result of the foregoing, in April 2008, Channell Bushman announced and undertook a restructuring plan.  In connection with the restructuring plan, the headcount for the Company’s Australian operations was reduced by approximately 33%, and severance costs of approximately $250 were incurred.  In addition, the scale of operations was reduced at three of Channell Bushman’s operating facilities.

In May 2008, Channell Bushman entered into an amendment to its Facility Agreement with an Australian debt fund which, among other things, provides: (i) for payment of US$311 (AUD$338), by Channell Bushman to the lender to cure an event of default that existed at March 31, 2008, as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the lender. Management is currently meeting with other lenders in order to refinance the outstanding Facility Agreement balance by October 26, 2008. The Company is considering other strategic alternatives in the event it is unable to refinance the debt outstanding under the Facility Agreement by October 26, 2008.  However, if the Company is unable to refinance such debt it may have a significant impact on the operations, liquidity and financial results of Channell Bushman.

Management anticipates that the material reduction in revenues for the Channell Bushman operations will continue over the near term.  Management has undertaken various restructuring actions to address this issue, which have reduced operating losses in the second quarter of 2008 excluding intangible impairment charges.  However, if the reduction in revenue continues for an extended period or management’s restructuring efforts do not sufficiently improve the operating results, Channell Bushman’s liquidity position, including its ability to borrow under its credit facilities, may be adversely affected.

In an effort to further reduce costs and align headcount and facilities levels with expected revenue levels, the Company incurred various restructuring costs in the U.S. related to workforce reduction and facilities rationalization during the first half of 2008.  During this period the Company’s U.S. revenues were below expected revenue levels due to overall economic conditions and, in particular, the decline in new home construction.  As a result of the further decline in revenues, the Company is undertaking restructuring actions in the third quarter of 2008 primarily related to reduction in work force.   In addition, the Company is also experiencing increased costs for raw materials such as metal and plastic resins.   If the decline in U.S. revenue continues for an extended period, management’s restructuring efforts do not sufficiently improve the operating results or the Company is unsuccessful in recovering increased raw material costs by passing on incremental price increases to customers, the liquidity of the Company’s U.S. operations, including the ability to borrow under the Company’s credit facilities, may be affected.

Except as noted above with respect to Channell Bushman and the Company’s U.S. operations, the Company believes that cash flow from operations, proceeds from the sale of certain assets and the Company’s existing debt facilities described in Note 11 should be sufficient to fund the Company’s capital expenditure and working capital requirements for the next twelve months.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations.  In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754 in 1997.  The guaranteed debt was incurred in connection with construction of the facilities leased to the Company and is collateralized by said facilities.  The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017.  The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability for such guarantee.  If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance.  The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust.  At June 30, 2008, the outstanding loan balance subject to the guarantee totaled $468.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into three financing agreements.  In July 2007, the Company entered into a three-year Loan and Security Agreement with asset based lenders in the United States and Canada that expires June 30, 2010.  The agreement contains a term loan, revolving line of credit and capital expenditure facility.  In October 2007, many of the Company’s Australian subsidiaries entered into a Facility Agreement with a private debt fund in Australia, which contains a term loan and a revolving line of credit that expire in October 2008.  In March

2008, two of the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains two equipment financing facilities, performance guarantees, credit card facilities and payroll processing facilities.  These agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $50 per quarter.  This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 29, 2008 the Company held its 2008 Annual Meeting of Stockholders in Temecula, California.  Dana J. Brenner was re-elected to the Company’s board of directors.  The term of office for the following directors continued after the Annual Meeting: William H. Channell, Jr., Guy Marge, and Jacqueline M. Channell.

At the Annual Meeting, the stockholders of the Company approved the proposal to elect the following director to serve on the Company’s board of directors, to hold office for a term of three years:

Director	Number of Votes for	Number of Votes Withheld

Dana J. Brenner	6,701,974	2,277,857

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1)(1)

3.2	Bylaws of the Company, as amended as of December 17, 2007 (32)

4	Form of Common Stock Certificate (Exhibit 4)(1)

10.1	Tax Agreement between the Company and the Existing Stockholders (Exhibit 10.1)(1)

10.2*	Channell Commercial Corporation 1996 Incentive Stock Plan (including forms of Stock Option Agreements and Restricted Stock Agreement) (Exhibit 10.2)(1)

10.3*	Channell Commercial Corporation 2003 Incentive Stock Plan (including forms of Stock Option Agreement and Restricted Stock Agreement)(6)

10.4*	Channell Commercial Corporation 2004 Incentive Bonus Plan(8)

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

10.48

Amendment to Facility Agreement effective May 2, 2008, by and among Channell Bushman Pty Ltd, certain subsidiaries of Channell Bushman Pty Ltd, and Australian Executor Trustees Limited, as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.1)(33)

10.49	Amended and Restated Employment Agreement, dated as of June 1, 2008, by and between Channell Commercial Corporation and William H. Channell, Jr. (Exhibit 99.1)(34)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(7)

18	Letter dated March 30, 2007 from Deloitte & Touche LLP, regarding change in Accounting Principle (Exhibit 18.2) (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(35)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(35)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(35)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).
(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.
(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.
(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.
(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.
(6)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.
(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.
(8)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.
(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.
(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.
(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.
(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.
(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.
(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.
(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.
(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.
(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.
(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.
(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.
(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.
(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.
(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2007.
(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2007.
(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 2007.
(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 29, 2007.
(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on July 31, 2007.
(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2007.
(28)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 4, 2007.
(29)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 4, 2007.

(30)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 10, 2007.
(31)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2007.
(32)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 28, 2008.
(33)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 8, 2008.
(34)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 6, 2008.
(35)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008	CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)