Form 10-Q
period 2008-09-30
CHANNELL COMMERCIAL CORP
filed 2008-11-14
CIK 1013696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

9,544,134 shares of common stock of the registrant were outstanding at November 11, 2008.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(amounts in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Net sales	$78,633	$103,431	$26,525	$33,856
Cost of goods sold	55,327	71,382	18,692	23,708
Gross profit	23,306	32,049	7,833	10,148

Operating expenses
Selling	14,035	16,859	4,122	5,389
General and administrative	11,698	11,526	4,446	3,452
Research and development	1,149	1,341	377	426
Impairment of goodwill and other intangibles	12,202	—	8,229	—
Restructuring charge	1,169	—	194	—
	40,253	29,726	17,368	9,267

Income (loss) from operations	(16,947)	2,323	(9,535)	881
Interest income	40	29	19	8
Interest expense	(1,464)	(812)	(467)	(329)
Income (loss) before income tax expense	(18,371)	1,540	(9,983)	560

Income tax expense (benefit)	1,286	434	(429)	414
Net income (loss) before minority interest	(19,657)	1,106	(9,554)	146
Minority interest in income (loss) of subsidiaries	(476)	18	—	104
Net income (loss)	$(19,181)	$1,088	$(9,554)	$42

Net income (loss) per share, basic and diluted	$(2.01)	$0.11	$(1.00)	$—

Net income (loss)	$(19,181)	$1,088	$(9,554)	$42
Other comprehensive income, net of tax
Foreign currency translation adjustment	2,404	1,682	1,717	863

Comprehensive income (loss)	$(16,777)	$2,770	$(7,837)	$905

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$731	$1,825
Restricted cash	—	282
Accounts receivable, net of allowance for doubtful accounts of $192 at September 30, 2008 and $281 at December 31, 2007	12,112	12,807
Inventories, net	15,887	15,763
Prepaid expenses and other current assets	1,183	1,436
Deferred income taxes, net	220	936
Total current assets	30,133	33,049

Property and equipment, net	17,870	19,036
Deferred income taxes, net	37	642
Goodwill	760	10,998
Intangible assets, net	—	2,128
Other assets	668	994
	$49,468	$66,847
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$12,333	$9,447
Short-term debt (including current maturities of long-term debt)	13,468	10,335
Current maturities of capital lease obligations	361	153
Income taxes payable	206	178
Accrued expenses	4,437	5,444
Total current liabilities	30,805	25,557

Long-term debt less current maturities	2,675	7,467
Capital lease obligations, less current maturities	353	198
Other long-term liabilities	632	906
Total liabilities	34,465	34,128

Commitments and contingencies
Minority interest	—	955

Stockholders’ equity
Preferred stock, par value $.01 per share, authorized - 1,000 shares, none issued and outstanding	—	—
Common stock, par value $.01 per share, authorized - 19,000 shares; issued - 9,788 at September 30, 2008 and December 31, 2007 outstanding - 9,544 shares at September 30, 2008 and December 31, 2007	98	98
Additional paid-in capital	31,226	31,210
Treasury stock - 244 shares at September 30, 2008 and December 31, 2007	(1,871)	(1,871)
Retained earnings (accumulated deficit)	(19,068)	113
Accumulated other comprehensive income -
Foreign currency translation	4,618	2,214
Total stockholders’ equity	15,003	31,764
	$49,468	$66,847

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(19,181)	$1,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,588	3,863
Stock-based compensation	16	86
Loss (gain) on disposal of fixed assets	(13)	65
Amortization of deferred gain on sale leaseback	(45)	(45)
Impairment of goodwill and other intangibles	12,202	—
Deferred income tax valuation adjustment	1,211	—
Provision for doubtful accounts	250	58
Provision for inventory obsolescence	197	271
Minority interest in income (loss) of subsidiaries	(476)	18
Changes in operating assets and liabilities:
Accounts receivable	67	(3,858)
Inventories	(766)	(4,458)
Prepaid expenses and other current assets	235	(360)
Other assets	357	1,001
Accounts payable	3,029	89
Accrued expenses and other liabilities	(1,092)	2,119
Income taxes payable	23	465
Net cash provided by (used in) operating activities	(398)	402

Cash flows from investing activities:
Purchase of property and equipment	(3,774)	(2,599)
Proceeds from sale of property and equipment	1,375	95
Acquisition of minority interest	(9)	—
Net cash used in investing actitivities	(2,408)	(2,504)

Cash flows from financing activities:
Repayment of debt	(3,059)	(4,217)
Borrowings from credit facilities	1,830	6,172
Borrowings (repayment) of obligations under capital lease, net	429	(94)
Exercise of employee stock options	—	2
Net cash provided by (used in) financing activities	(800)	1,863

Effect of exchange rates on cash	2,230	(355)
Decrease in cash and cash equivalents	(1,376)	(594)
Cash and cash equivalents, beginning of period	2,107	2,235
Cash and cash equivalents, end of period	$731	$1,641
Cash paid during the period for:
Interest	$1,357	$857
Income taxes	$37	$21
Non-cash investing activities:
Purchases of property and equipment which are included in obligations under capital leases and accounts payable	$130	$455

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2008

(UNAUDITED)

(amounts in thousands)

						Retained	Accumulated
			Additional			earnings	other	Total
	Common stock		paid-in	Treasury stock		(accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	deficit)	income	equity

Balance, January 1, 2008	9,788	$98	$31,210	244	$(1,871)	$113	$2,214	$31,764

Stock-based compensation	—	—	16	—	—	—	—	16

Foreign currency translation	—	—	—	—	—	—	2,404	2,404

Net loss for the period	—	—	—	—	—	(19,181)	—	(19,181)

Balance, September 30, 2008	9,788	$98	$31,226	244	$(1,871)	$(19,068)	$4,618	$15,003

The accompanying notes are an integral part of these financial statements.

CHANNELL COMMERCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.              Unaudited financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring adjustments) that are necessary to present fairly the consolidated financial position of Channell Commercial Corporation (the “Company”) as of September 30, 2008 and the results of its operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the three months and nine months ended September 30, 2008, and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full year.  These unaudited condensed consolidated financial statements should be read in combination with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformance with generally accepted accounting principles in the United States.  The statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently assessing the potential impact that the adoption of this statement will have on its financial position and results of operations.

2.              Stock-Based Compensation.  Effective January 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payment, which requires that compensation expense be recognized over the requisite service period based on the fair value of the award at the date of grant.  At September 30, 2008, the Company had total unvested stock-based compensation expense of $29.  The unvested stock options will vest at various intervals over the next 2.7 years.  Total stock-based compensation expense, recognized in general and administrative expenses, was $16 and $86 during the first nine months of 2008 and 2007, respectively.  During the nine months ended September 30, 2008, the Company granted options under its 2003 Incentive Stock Plan for the purchase of 52 shares of common stock at a weighted average exercise price of $1.44 per share and a weighted average fair value of $1.05 per share.

3.              Inventories.  Inventories stated at the lower of cost (first-in, first-out method) or market are summarized as follows:

	September 30, 2008	December 31, 2007

Raw Materials	$7,639	$6,786
Work-in-Process	5,203	4,100
Finished Goods	4,353	6,459
	17,195	17,345
Less inventory valuation reserve	(1,308)	(1,582)
	$15,887	$15,763

4.              Income (loss) per share.  Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the nine months and three months ended September 30, 2008 and 2007.  Diluted income (loss) per share reflects the potential dilution that could occur if dilutive options to acquire common stock were exercised, the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method.  For the nine months and three months ended September 30, 2008, there is no calculation of dilution since the Company incurred a loss for both periods, thereby resulting in the options becoming antidilutive.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted income (loss) per share computations for nine months and three months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$(2.01)	9,544	$0.11
Effect of dilutive stock options	—	—	4	—
Diluted income (loss) per share	9,544	$(2.01)	9,548	$0.11

	Three months ended September 30,
	2008		2007
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic income (loss) per share	9,544	$(1.00)	9,544	$0.00
Effect of dilutive stock options	—	—	37	—
Diluted income (loss) per share	9,544	$(1.00)	9,581	$0.00

The following options were not included in the computation of diluted (loss) income per share due to their antidilutive effect.

	Nine months ended September 30,
	2008	2007

Options to purchase shares of common stock	1,550	1,368
Exercise prices	$1.26 - $13.75	$4.25 - $13.75
Expiration dates	July 2010 – May 2018	July 2010 – May 2017

	Three months ended September 30,
	2008	2007

Options to purchase shares of common stock	1,550	1,351
Exercise prices	$1.26 - $13.75	$4.65 - $13.75
Expiration dates	July 2010 – May 2018	July 2010 –May 2017

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

	Nine months ended September 30,
	2008	2007
Revenues from external customers (1):
Americas	$49,494	$57,245
International	29,139	46,186
	$78,633	$103,431
Income (loss) from operations:
Americas	$(1,387)	$1,901
International	(15,560)	422
	$(16,947)	$2,323
Interest expense, net:
Americas	$450	$450
International	974	333
	$1,424	$783

(1) Note:

Revenues from Australia exceeded 10% of total revenues for the nine months ended September 30, 2008 and 2007. Revenues from Australia totaled $25,960 and $42,039 for the nine-month periods in 2008 and 2007, respectively.

	Three months ended September 30,
	2008	2007
Revenues from external customers (1):
Americas	$17,683	$18,186
International	8,842	15,670
	$26,525	$33,856
Income (loss) from operations:
Americas	$207	$31
International	(9,742)	850
	$(9,535)	$881
Interest expense, net:
Americas	$149	$162
International	299	159
	$448	$321

(1) Note:

Revenues from Australia exceeded 10% of total revenues for the three months ended September 30, 2008 and 2007.  Revenues from Australia totaled $7,841 and $14,195 for the three-month periods in 2008 and 2007, respectively.

The Company has revenues from external customers from the following product lines:

	Nine months ended September 30,
	2008	2007

Product lines:
Enclosures	$31,296	$44,610
Water-related products	35,820	46,253
Connectivity	9,901	8,546
Other	1,616	4,022
	$78,633	$103,431

	Three months ended September 30,
	2008	2007

Product lines:
Enclosures	$9,809	$14,571
Water-related products	13,678	14,561
Connectivity	2,279	3,282
Other	759	1,442
	$26,525	$33,856

6.              Income Taxes.  The effective tax rate is (7.0%) for the nine months ended September 30, 2008, compared to the statutory rate of 34%.  The effective rate is based on the expected rate for the full fiscal year. The income tax expense recorded for the nine months ended September 30, 2008 is primarily a result of placing a full valuation allowance of $1.5 million on the net deferred tax asset on the Bushman Tanks reporting unit in Australia.  The Company has not recorded an income tax benefit on the loss of the Company’s domestic operations because of the Company’s federal net operating loss carryforward position and the full valuation allowance on the Company’s net domestic deferred tax asset.

Under SFAS No. 109, Accounting for Income Taxes, the Company is required to record a valuation allowance to reduce its net deferred tax asset to the amount that management believes is more likely than not to be realized.  Accounting guidance allows the Company to look to future earnings to support the realizability of net deferred assets.  However, since the Company has had cumulative losses in recent years in its domestic operations, the Company is unable to support the realizability of domestic deferred tax assets based on forecasted future earnings.  As a result, management has concluded that a full valuation allowance against net domestic deferred tax assets continues to be necessary.  In addition, based on recent losses generated in the Bushman Tanks reporting unit, management also concluded, in the second quarter of 2008, that a full valuation allowance is necessary against the net deferred tax asset of the Bushman Tanks reporting unit in Australia.

As of September 30, 2008, the Company had no material unrecognized tax benefits. Based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next twelve months. As of September 30, 2008, the Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The 2002 through 2007 tax years remain subject to examination by federal tax authorities while most state and foreign jurisdictions remain subject to examination from 2003 through 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2008, the Company had no provisions for interest or penalties related to uncertain tax positions.

7.              Commitments and Contingencies.  Employment Agreements— In June, 2008 the Company entered into an amended and restated employment agreement with William H. Channell, Jr., its chief executive officer.  The employment agreement is for an initial five-year term and is automatically renewed for additional five-year terms unless it is terminated by the Company or by Mr. Channell, Jr. in accordance with the agreement.  Mr. Channell, Jr.’s base salary under the agreement is $836,000 and may be increased from time to time at the discretion of the board of directors.  The base salary may not be decreased during the term of the agreement.  In addition to base salary, Mr. Channell, Jr. is entitled to participate in the Company’s cash and other bonus programs, including the incentive stock plans, 401(k) plan and 2004 Incentive Bonus Plan pursuant to which he is entitled to aggregate bonuses of up to $410,000 per year based upon certain goals, objectives and other factors.  In addition, Mr. Channell, Jr. was entitled to receive a cash bonus of $300,000 in June 2008 and $200,000 in July 2008.  Pursuant to the agreement, the Company is also required to maintain certain insurance policies for Mr. Channell, Jr.’s benefit and he is also entitled to certain other benefits, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with customary practices for senior executive officers.  In the event that (1) the Company terminates Mr. Channell, Jr.’s employment without “cause,” as defined in the agreement,  (2) Mr. Channell, Jr. terminates his employment with the Company for “good reason,” which is also specifically defined in the agreement, or (3)  the Company decides not to renew the Agreement at the end of the initial five-year term or during any subsequent five-year term, then Mr. Channell, Jr. would be entitled to a lump sum payment equal to three times his then current base salary, all health and life insurance benefits for three years, and accelerated vesting of any stock options or restricted stock granted to him.  In addition, if the Company terminates Mr. Channell, Jr.’s employment for any reason other than cause, it is required to maintain Mr. Channell, Jr.’s disability policy, at its expense, until the date on which Mr. Channell, Jr. is 65 years old.  The agreement also provides for certain benefits to Mr. Channell, Jr. upon his death or disability.

In November, 2008 the Company entered into an employment agreement with Guy Marge to serve as president and chief operating officer.  The employment agreement is for an initial three-year term and is automatically renewed for an additional two-year term unless it is terminated by the Company or by Mr. Marge in accordance with the Agreement.  Mr. Marge’s base salary under the Agreement is $500,000, except for the period from November 1, 2008 through January 31, 2009 during which he will be paid $1 per month, and may be increased from time to time at the discretion of the board of directors.  The base salary shall not be decreased during the term of the Agreement.  In addition to base salary, Mr. Marge is entitled to participate in the Company’s cash and other bonus programs, including the incentive stock plans, 401(k) plan and 2004 Incentive Bonus Plan.  In particular, under the 2004 Incentive Bonus Plan, Mr. Marge is entitled to a bonus, commencing in 2009, with a target bonus amount of at least 20% of base salary per year based upon achievement of certain goals and objectives established by the board of directors.   With respect to the incentive stock plans, Mr. Marge is to be awarded 100,000 options to purchase common stock of the Company upon the execution of the Agreement and commencement of services.  Additionally, Mr. Marge is entitled to receive a signing bonus of $50,000.  Mr. Marge is also entitled to certain other benefits paid for by the Company, including an automobile allowance, health insurance, and vacation and sick leave, in accordance with the Company’s customary practices for senior executive officers.  In the event that (1) the Company were to terminate Mr. Marge’s employment without “cause,” as defined in the Agreement, (2) Mr. Marge were to terminate his employment with the Company for “good reason,” which is also specifically defined in the Agreement and generally consists of (a) a significant reduction of his duties, title, position or responsibilities without his consent, (b) a substantial reduction, without good business reasons, of the quality of office accommodations or employment benefits without his consent, (c) a reduction of his base salary or a material reduction in his participation in incentive bonus programs without his consent, (d) relocation of his primary office to a facility more than 50 miles away from his primary office without his consent, or (e) a “change of control” as specifically defined in the Agreement, then Mr. Marge shall be entitled to receive continued payment of his base salary for the following period: (i) one month if termination occurs within six months after commencement of services, (ii) two months if termination occurs more than 6 months and up to 12 months after commencement of services, (iii) four months if termination occurs more than 12 months and up to 24 months after commencement of services, or (iv) six months if termination occurs more than 24 months after commencement of services.

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

Taxes.  The Federal income taxes of the Company for the years ended December 31, 2003 and 2004 are currently under examination by the Internal Revenue Service (“IRS”).  As of September 30, 2008, the Company and the IRS have resolved all outstanding issues except for the one related to an ordinary worthless stock deduction.  The amount of the benefit under dispute is approximately $3,000.  The net benefit recognized for this position was approximately $300 with the remaining benefit offset by the valuation allowance that has been established against the deferred tax asset.  The Company does not anticipate a material adverse impact on its financial statements for this item.

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

8.         Concentrations.  Sales to Verizon of $12,827 in the first nine months of 2008 represented 16.3 % of the Company’s sales in the period.  Sales to Verizon of $7,736 in the first nine months of 2007 represented 7.5 % of the Company’s sales in the period.

Sales to Verizon of $6,416 in the third quarter of 2008 represented 24.2% of the Company’s sales in the period.  Sales to Verizon of $1,789 in third quarter of 2007 represented 5.3% of the Company’s sales in the period.

Accounts receivable from Verizon of $2,802 and $1,128 represented 23.1 % and 8.8 % of the Company’s accounts receivable as of September 30, 2008 and December 31, 2007, respectively.

9.              Guarantees.  In 1997, the Company guaranteed debt of the Channell Family Trust, one of its principal stockholders, of approximately $754 incurred in connection with construction of one of the facilities leased to the Company, and such guaranteed debt is collateralized by said facilities.  The loan amount subject to the guarantee has declined and is expected to decline further before expiring in 2017.  At September 30, 2008, the outstanding loan balance subject to the guarantee totaled approximately $458.  It is not practicable to estimate the fair value of the guarantee; however, the Company does not anticipate that it will incur losses as a result of this guarantee.  As such, the Company has not recorded a liability for this guarantee. Management has determined that the Channell Family Trust does not qualify as a “variable interest entity” subject to consolidation under FIN 46 and FIN 46(R).

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

In September 2008 the Company recorded a further $7,251 impairment related to the carrying value of goodwill, $613 related to the carrying value of the non-compete agreement and $364 related to the carrying value of the non-amortizable trademark intangible.  During the third quarter the Company continued to evaluate the projected and actual revenues, gross margins and operating income of the Bushman Tanks reporting unit as well as the market value of the Company’s common stock.  Based on this analysis management decided to record an impairment charge for the carrying value of the goodwill, non-compete agreement and trademark intangible.

The changes in the carrying amount of goodwill, the non-compete agreement and the non-amortizable trademark intangible, are summarized below for the nine months ended September 30, 2008:

		Non-Compete	Trademark
	Goodwill	Agreement	Intangible

Balance at December 31, 2007	$10,998	$1,339	$789
Amortization of non-compete agreement	—	(134)	—
Impairment	(10,115)	(1,260)	(827)
Purchase price adjustment	(537)	—	—
Effect of foreign currency translation	414	55	38
Balance at September 30, 2008	$760	$—	$—

As of September 30, 2008, the Company has recorded goodwill of $760 in its Canadian reporting unit, which is part of the Americas segment.

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

The term loan is repayable in monthly payments based on a 60-month amortization schedule and a balloon payment due June 30, 2010. The capital expenditure loans will be repayable in equal monthly installments equal to the original principal amount of the loan divided by 60, with the remaining outstanding balance due on June 30, 2010. The balances outstanding at September 30, 2008 under the revolving line of credit, term loan and capital expenditure facility were $5,294, $1,941 and $1,409, respectively.  As of September 30, 2008, outstanding letters of credit totaled $701.

Under the Agreement, the outstanding balance of the term loan and the revolver each bears interest payable monthly at a variable rate based on either LIBOR or the lender’s base rate, which was 5% as of September 30, 2008.

The loans under the Agreement are guaranteed by Channell Limited, Channell Commercial Europe Limited and A.C. Egerton (Holdings) Limited, which are direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Company and the Subsidiary Guarantors. In addition, any borrowings made by Channell Canada are secured by substantially all of the assets of Channell Canada.  The Agreement contains various financial and operating covenants that impose limitations on the Company’s ability, among other things, to incur additional indebtedness, merge or consolidate, sell assets except in the ordinary course of business, make certain investments, enter into leases and pay dividends.  The Agreement requires the Company to maintain a lockbox on the revolving credit facility.  The Agreement also generally provides that if there exists an event of default thereunder, the lenders or administrative agents would have the option of accelerating the outstanding obligations and terminating all commitments thereunder. The Company was in compliance with all covenants at September 30, 2008.

In October 2007, Channell Bushman and Bushmans Group Pty Limited, Australian Bushman Tanks Pty Limited, Bushmans Engineering Pty Limited and Polyrib Tanks Pty Limited, each a wholly-owned subsidiary of Channell Bushman and an indirect subsidiary of the Company (the “Channell Bushman Subsidiaries”), entered into a Facility Agreement (the “Facility Agreement”) by and among Channell Bushman, as borrower, the Channell Bushman Subsidiaries, as guarantors, and an Australian private debt fund, as lender (the “Lender”). In connection with the Facility Agreement, Channell Bushman and the Channell Bushman Subsidiaries also entered into a Fixed and Floating Charge (Incorporating an Equitable Mortgage of Shares) (the “Security Agreement”) with the Lender. The Facility Agreement was originally scheduled to terminate on September 30, 2010, unless earlier terminated pursuant to the terms thereof. The Facility Agreement was amended in May 2008 and again in October 2008 (see below for a description of the amendments).

The Facility Agreement (denominated in Australian dollars) provides for credit facilities in the aggregate principal amount of $12,506, consisting of: (i) a term loan of $7,696 and (ii) a revolving facility with borrowings of up to $4,810, depending on the level of certain qualifying assets. The term loan is repayable in monthly payments that began March 2008 based on a 50-month amortization schedule and a balloon payment due September 30, 2010. At September 30, 2008, the outstanding balance under the term loan was $4,499 and the outstanding balance on the revolver was $2,941.

Under the Facility Agreement, the outstanding balance of the term loan bears interest payable monthly at a variable rate based on the Lender’s base rate, which was 7.81% as of September 30, 2008.

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

In March 2008, Channell Pty Limited and Bushman Group Pty Limited, which are indirect subsidiaries of the Company, entered into a new loan and security agreement with a commercial bank in Australia. The agreement (denominated in Australian dollars) includes vehicle and equipment financing facilities with an outstanding balance of $650 as of September 30, 2008, performance guarantees, credit card facilities and payroll processing facilities. In November 2008, the agreement was amended to include a $493 overdraft facility. The loans under the agreement are secured by all the assets of Channell Pty Limited. The agreement replaces a similar agreement that Channell Pty Limited and Bushman Group Pty Limited previously had with another commercial bank in Australia. The agreement contains various operating covenants that impose limitations on Channell Pty Limited and Bushman Group Pty Limited’s ability, among other things, to merge or consolidate, sell assets except in the ordinary course of business, and pay dividends.

In May 2008, Channell Bushman entered into an amendment to the Facility Agreement which, among other things, provides: (i) for payment of $311 (AUD$338) by Channell Bushman to the Lender to cure an event of default that existed at March 31, 2008 as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the Lender.

In October 2008, Channell Bushman entered into a further amendment to the Facility Agreement which, among other things, provides: (i) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than April 30, 2009, (ii) for the interest rate to be 14% per annum for the remaining term of the agreement, (iii) for the waiver of the financial covenant included in the May 2008 amendment related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and (iv) for Channell Bushman to provide a letter of credit on January 31, 2009 for the amount equal to the difference between $328 (AUD$400) and the amount used for certain marketing-related activities, to the extent that less than $328 (AUD$400) is used on such activities. As a result of the accelerated due date, the Company has reclassified $2,923 of long-term debt to short-term debt.  The Company would have been required to make an additional principal payment if the agreement had not been amended in October.

12.      Restructuring Charge.  In the first nine months of 2008, the Company announced restructuring plans, primarily in the United States and Australia, in an effort to further reduce costs and align headcount and facilities with expected business levels. The restructuring charge for the first nine months of 2008 totaled $1,169. The principal actions in the restructuring plans involve reduction of headcount and rationalization of facilities. The restructuring plan in the U.S. resulted in the elimination of 100 management, administrative, sales and manufacturing positions, most of which occurred in the first quarter of 2008. The restructuring plan in Australia, undertaken in the second quarter of 2008, resulted in the elimination of 60 management, administrative, sales and manufacturing positions primarily in the Channell Bushman operation, and was substantially completed by June 30, 2008. The major components of the restructuring charge are as follows:

	Three months ended
	September 30, 2008	June 30, 2008	March 31, 2008
Employee severance and related benefit costs	$178	$300	$234
Costs associated with rationalization of facilities	16	270	171
	$194	$570	$405

Severance. The Company had a total reduction of 160 employees, which included approximately 25% of the total U.S. workforce and 33% of the total Australian workforce. The reductions affected employees in the following areas: factory direct labor, factory support, management, administrative and sales.

Costs Associated with Rationalization of Facilities. The Company has incurred costs of $457 related to an approximate 88 square foot reduction in manufacturing floor space, which is approximately 25% of the Company’s square footage in the U.S. The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment.

13.      Acquisition.   In June 2008, the Company acquired the remaining 25% ownership interest in its Bushman Tanks subsidiary, which is a manufacturer of rotational molded plastic (polyethylene) water storage tanks.   The consideration was approximately $10 and the difference between the purchase price and net assets acquired was allocated to goodwill and resulted in a reduction of goodwill of $537.

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Net Sales. Net sales in the first nine months of 2008 were $78.6 million, a decrease of $24.8 million or 24.0% compared to the first nine months of 2007. The decrease is due to lower demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $49.5 million in the first nine months of 2008, a decrease of $7.8 million or 13.5% from the same period in 2007. The decrease was due primarily to a lower volume of sales to the Company’s core telecom and cable customers. Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $29.1 million in the first nine months of 2008, a decrease of $17.0 million or 36.9 % from the same period in 2007. The lower sales volume was primarily a result of a large decline in market demand for the Company’s water storage tanks due to unusually high levels of rainfall in Australia, less attractive regulatory incentives and a general decline in the Australian economy.

Sales to Verizon of $12.8 million in the first nine months of 2008 represented 16.3% of Company sales in the period. Sales to Verizon of $7.7 million in the first nine months of 2007 represented 7.5 % of Company sales in the period. Sales to Verizon are expected to be a significant portion of the Company’s sales for the remainder of 2008.

Gross Profit. Gross profit in the first nine months of 2008 was $23.3 million, a decrease of $8.7 million or 27.3% compared to the first nine months of 2007. The decrease was due primarily to decreased revenues in both of the Company’s reporting segments. Gross profit in the Americas segment decreased $3.0 million from $17.6 million in the first nine months of 2007 to $14.6 million in the first nine months of 2008. Gross profit of $8.7 million in the first nine months of 2008 in the International segment was $5.7 million lower than in the corresponding 2007 period.

As a percentage of net sales, gross profit decreased from 31.0% in the first nine months of 2007 to 29.6% in the first nine months of 2008. The decrease is primarily due to a decrease in the gross profit percentage in the Americas segment from 30.8% in the first nine months of 2007 to 29.5% in the first nine months of 2008. This decrease is primarily due to the lower revenues in the U.S., which resulted in reduced absorption of fixed costs, along with an increase in raw material costs related to increased commodity prices. The gross profit percentage also decreased in the International segment from 31.2% in the first nine months of 2007 to 30.0 % in the first nine months of 2008. This decrease was primarily due to the lower revenues and related absorption in Australia.

Selling. Selling expenses were $14.0 million in the first nine months of 2008, a decrease of $2.8 million or 16.8% from the first nine months of 2007. The decrease is primarily a result of the lower revenues and thus lower freight expense as well as cost reduction measures.

As a percentage of net sales, selling expenses increased from 16.3% in the first nine months of 2007 to 17.8% in the corresponding 2008 period. The higher percentage is primarily due to the small decrease in total selling expenses compared to the larger decrease in revenues, because a portion of the selling expenses are fixed costs.

General and Administrative. General and administrative expenses were $11.7 million in the first nine months of 2008, an increase of $0.2 million or 1.5% from the first nine months of 2007. The increase is due to foreign currency transaction losses of $1.0 million caused by an increase in the value of the U.S. dollar relative to certain other currencies, reduced by lower compensation and benefits in the International segment, mostly stemming from the Company’s restructuring activities in Australia. Should the U.S. dollar continue to strengthen in the fourth quarter of 2008, additional foreign currency transaction losses may be incurred.

As a percentage of net sales, general and administrative expense increased from 11.1% in the first nine months of 2007 to 14.9 % in the corresponding 2008 period as a result of the small increase in general and administrative expenses and a large decrease in revenues.

Research and Development. Research and development expenses were $1.1 million in the first nine months of 2008, a decrease of $0.2 million or 14.3% from the first nine months of 2007. The decrease is due to the timing of certain development projects.

As a percentage of net sales, research and development expenses increased from 1.3% in the first nine months of 2007 to 1.5% in the first nine months of 2008 as a result of decreased revenues.

Impairment of Goodwill and Other Intangibles. Intangible impairment expense was $12.2 million in the first nine months of 2008, compared to no impairment in the corresponding 2007 period. The impairment was related to the Company’s Bushman Tanks reporting unit in Australia. The Company recorded $10.1 million impairment expense related to goodwill, $1.3 million related to the carrying value of the non-compete agreement, and $0.8 million related to the carrying value of the trademark intangible. The primary cause for this impairment was the decrease in revenues, gross margins and operating income, which have been negatively impacted by a large decline in market demand, which resulted in revisions of projected future earnings and cash flows. An additional factor influencing the impairment decision was the current market value of the Company’s common stock.

Restructuring Charge. The Company recorded $1.2 million of restructuring costs in the first nine months of 2008. Included in the costs were $0.4 million for severance in the Americas segment and $0.4 million for severance in the International segment along with $0.4 million for facilities rationalization expenses all of which were primarily related to the Americas segment. The rationalization effort includes consolidation of machinery and equipment into a reduced amount of manufacturing space and disposal of excess machinery and equipment. The Company expects to incur additional restructuring costs of $50 in the fourth quarter of 2008.

Income (Loss) from Operations. As a result of the items discussed above, loss from operations was ($16.9) million in the first nine months of 2008 compared to income from operations of $2.3 million in the first nine months of 2007. Operating margin as a percent of sales was (21.6%) in the first nine months of 2008 compared to 2.2% in the corresponding 2007 period.

Interest Expense, Net. Interest expense, net of interest income, was $1.4 million in the first nine months of 2008 and $0.8 million in the first nine months of 2007. The increase in interest expense is due to the increased level of borrowing compared to the same period of the prior year along with higher interest rates in the International segment.

Income Taxes. There was an income tax expense of $1.3 million in the first nine months of 2008 compared to an income tax expense of $0.4 million in the first nine months of 2007. The effective tax rate was (7.0%) in the first nine months of 2008 and 28.2% in the first nine months of 2007. The tax expense in the first nine months of 2008 is primarily the result of placing a full valuation allowance on the realization of the net deferred tax asset in the Bushman Tanks reporting unit in Australia. Since the Company also has a full valuation allowance on the realization of the domestic net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S.

Comparison of the Three Months Ended September 30, 2008 with the Three Months Ended September 30, 2007

Net Sales. Net sales in the third quarter of 2008 were $26.5 million, a decrease of $7.3 million or 21.7% compared to the third quarter of 2007. The decrease is due to lower demand for the Company’s products in both of the Company’s reporting segments.

Americas net sales were $17.7 million in the third quarter of 2008, a decrease of $0.5 million or 2.8% from the same period in 2007. The decrease was due primarily to a lower volume of sales to the Company’s core telecom and cable customers. Sales to large telecom and cable service providers fluctuate from period to period based on the status of such customers’ infrastructure projects and therefore are difficult to predict.

International net sales were $8.8 million in the third quarter of 2008, a decrease of $6.8 million or 43.4% from the same period in 2007. The lower sales volume was primarily a result of a large decline in market demand for the Company’s water storage tanks due to unusually high levels of rainfall in Australia, less attractive regulatory incentives and a general decline in the Australian economy.

Sales to Verizon of $6.4 million in the third quarter of 2008 represented 24.2% of Company sales in the period. Sales to Verizon of $1.8 million in the third quarter of 2007 represented 5.3% of Company sales in the period. Sales to Verizon are expected to be a significant portion of the Company’s sales for the remainder of 2008.

Gross Profit. Gross profit in the third quarter of 2008 was $7.8 million, a decrease of $2.3 million or 22.8% compared to the third quarter of 2007. The decrease was due to lower gross profit dollars resulting from the decreased revenues in both of the Company’s reporting segments. Gross profit dollars in the Americas segment was $4.8 million in the third quarter of 2007 and in the third quarter of 2008. Gross profit of $3.0 million in the third quarter of 2008 in the International segment was $2.3 million lower than in the corresponding 2007 period.

As a percentage of net sales, gross profit decreased from 30.0% in the third quarter of 2007 to 29.5% in the third quarter of 2008. The decrease is primarily due to the relatively greater amount of sales in the Americas segment which have lower margins. The gross profit percentage in the Americas segment increased from 26.4% in the third quarter of 2007 to 27.2% in the third quarter of 2008. This increase is primarily due to cost reduction efforts which more than offset an increase in raw material costs related to increased commodity prices and reduced absorption. The gross profit percentage in the International segment increased from 34.1% in the third quarter of 2007 to 34.2% in the third quarter of 2008. This increase was primarily due to the cost reductions associated with the Company’s restructuring activities in Australia.

Selling. Selling expenses were $4.1 million in the third quarter of 2008, a decrease of $1.3 million or 23.5% from the third quarter of 2007. The decrease is primarily a result of the lower revenues and thus lower freight expense as well as cost reduction measures.

As a percentage of net sales, selling expenses decreased slightly from 15.9% in the third quarter of 2007 to 15.5% in the corresponding 2008 period. The small decrease in total selling expenses was roughly offset by the larger decrease in revenues.

General and Administrative. General and administrative expenses were $4.4 million in the third quarter of 2008, an increase of $1.0 million or 28.8% from the third quarter of 2007. The increase was due to foreign currency transaction losses of $1.3 million caused by an increase in the value of the U.S. dollar relative to certain other currencies, offset by cost reductions associated with the Company’s restructuring activities in Australia.

As a percentage of net sales, general and administrative expense increased from 10.2% in the third quarter of 2007 to 16.8% in the corresponding 2008 period as a result of the increase in general and administrative expenses and the large decrease in revenues.

Research and Development. Research and development expenses were $0.4 million in the third quarter of 2008, a decrease of $0.1 million or 11.5% from the third quarter of 2007.

As a percentage of net sales, research and development expenses increased from 1.3% in the third quarter of 2007 to 1.4% in the first quarter of 2008 as a result of decreased revenues.

Impairment of Goodwill and Other Intangibles. Intangible impairment expense was $8.2 million in the third quarter of 2008, compared to no impairment in the corresponding 2007 period. The impairment was related to the Company’s Bushman Tanks reporting unit in Australia. The Company recorded $7.2 million impairment expense related to goodwill, $0.6 million related to the carrying value of the non-compete agreement, and $0.4 million related to the carrying value of the trademark intangible. The primary cause for this impairment was the continued decrease in revenue, gross margins and operating income in addition to the current market value of the Company’s common stock.

Restructuring Charge. The Company recorded $0.2 million of restructuring costs in the third quarter of 2008. Included in the costs were $0.1 million for severance in the Americas segment and $0.1 million for severance in the International segment.

Income (Loss) from Operations. As a result of the items discussed above, loss from operations was ($9.5) million in the third quarter of 2008 compared to income from operations of $0.9 million in the third quarter of 2007. Operating margin as a percent of sales was (35.9%) in the third quarter of 2008 compared to 2.6% in the corresponding 2007 period.

Interest Expense, Net. Interest expense, net of interest income, was $0.4 million in the third quarter of 2008 and $0.3 million in the third quarter of 2007. The increase in interest expense is due to the higher level of borrowing compared to the same period of the prior year along with higher interest rates in the International segment.

Income Taxes. There was an income tax benefit of $0.04 million in the third quarter of 2008 compared to an income tax expense of $0.4 million in the third quarter of 2007. The effective tax rate was 4.3% in the third quarter of 2008 and 73.9% in the third quarter of 2007. The tax benefit in the third quarter of 2008 is primarily a result of the loss in the Company’s foreign operations excluding the Bushman Tanks reporting unit. Since the Company has a full valuation allowance on the realization of the domestic and Bushman Tanks reporting unit net deferred tax asset, no tax expense or benefit is currently being recorded on the results of operations in the U.S. and those of the Bushman Tanks reporting unit.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $0.4 million for the nine months ended September 30, 2007. The cash provided by operating activities in the first nine months of 2008 was primarily due to the ($19.2) million net loss, offset by a net increase in cash of $1.9 million related to the change in the operating assets and liabilities, mainly attributable to a $3.0 million increase in accounts payable, and by $17.5 million in non-cash deductions which included $12.7 million of intangibles impairment expense, $1.2 million related to the valuation allowance on the net deferred tax asset and $3.6 million of depreciation and amortization expense.

Net cash used in investing activities was ($2.9) million for the nine months ended September 30, 2008 and ($2.5) million for the nine months ended September 30, 2007. Proceeds from a sale-leaseback transaction of $1.3 million in 2008 were offset by purchases of property and equipment of $3.8 million.

Net cash provided by (used in) financing activities was ($0.8) million for the nine months ended September 30, 2008 compared to $1.9 million for the nine months ended September 30, 2007. This decrease was due to the Company’s reduced borrowings in 2008 relative to 2007.

Cash and cash equivalents on September 30, 2008 were $0.7 million as compared to $2.1 million at December 31, 2007.

Net accounts receivable decreased to $12.1 million at September 30, 2008 from $12.8 million at December 31, 2007 due to reduced sales in the Company’s International segment which have higher levels of days sales outstanding. The Americas segment increased $0.7 million while the International segment decreased $1.4 million. In terms of days sales outstanding, accounts receivable increased from 39 days at December 31, 2007 to 41 days at September 30, 2008. The increase in days sales outstanding is due to a higher percentage of sales occurring at the end of the third quarter of 2008 as compared to the end of the fourth quarter of 2007.

Inventories increased to $15.9 million at September 30, 2008 from $15.8 million at December 31, 2007 due to the higher volume of manufacturing activity at the end of the third quarter of 2008 compared to the fourth quarter of 2007 and increased costs for certain raw materials. The Americas segment increased $1.9 million while the International segment decreased $1.8 million. Days inventory increased from 68 days at December 31, 2007 to 77 days at September 30, 2008 as a result of the higher inventory balances in the Americas segment and a sales decline in the International segment that exceeded the decline in inventory.

Accounts payable increased from $9.4 million at December 31, 2007 to $12.3 million at September 30, 2008 due to the higher volume of activity at the end of the third quarter of 2008. Days payables were 41 days at December 31, 2007 and 59 days at September 30, 2008 due to working capital management.

Unusually high levels of rainfall in parts of Australia, as well as less attractive regulatory incentive beginning in the latter part of 2007 and continuing into 2008, resulted in a decline in market demand that resulted in materially lower 2008 revenues in the Company’s Australian operations. As a result of the foregoing, in April 2008, Channell Bushman announced and undertook a restructuring plan. In connection with the restructuring plan, the headcount for the Company’s Australian operations was reduced by approximately 33%, and severance costs of approximately $250 were incurred. In addition, the scale of operations was reduced at three of Channell Bushman’s operating facilities.

In May 2008, Channell Bushman entered into an amendment to its Facility Agreement with an Australian debt fund which, among other things, provides: (i) for payment of $311 (AUD$338), by Channell Bushman to the lender to cure an event of default that existed at March 31, 2008, as a result of having borrowed funds in excess of those permitted by the borrowing base calculations of the Facility Agreement, (ii) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than October 26, 2008, (iii) for a financial covenant related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and in the event that such covenant is not maintained as of each testing date for such covenant, a mandatory prepayment of the loans under the Facility Agreement in the amounts specified therein, (iv) for a waiver, as of the date of the amendment and in the future, of (a) the financial covenants in section 9.13 of the Facility Agreement (which are replaced in their entirety by the financial covenant described in subsection (iii)), (b) certain reporting requirements contained in the Facility Agreement and (c) the repayment obligation in Section 5.1(b) of the Facility Agreement and (v) for a cancellation of the undrawn portion of the revolving credit facility under the Facility Agreement, with any further advances thereunder subject to the consent of the Lender.

In October 2008, Channell Bushman entered into a further amendment to the Facility Agreement which, among other things, provides: (i) that Channell Bushman must pay in full (without any prepayment or other fee) all amounts owing under the Facility Agreement no later than April 30, 2009, (ii) for the interest rate to be 14% per annum for the remaining term of the agreement, (iii) for the waiver of the financial covenant included in the May 2008 amendment related to the ratio of the total loan principal outstanding under the Facility Agreement to the total amount of Channell Bushman receivables, inventory and property and equipment, and (iv) for Channell Bushman to provide a letter of credit on January 31, 2009 for the amount equal to the difference between $328 (AUD$400) and the amount used for certain marketing-related activities, to the extent that less than $328 (AUD$400) is used on such activities. If the Company is unable to refinance such debt it may have a significant impact on the operations, liquidity and financial results of Channell Bushman.

Management anticipates that the material reduction in revenues for the Channell Bushman operations will continue over the near term. Management has undertaken various restructuring actions to address this issue, which have reduced operating losses in the second and third quarters of 2008, excluding intangible impairment charges. However, if the reduction in revenue continues for an extended period or management’s restructuring efforts do not sufficiently improve the operating results, Channell Bushman’s liquidity position will be adversely affected.

In an effort to further reduce costs and align headcount and facilities levels with expected revenue levels, the Company incurred various restructuring costs in the U.S. related to workforce reduction and facilities rationalization during the first nine months of 2008. During this period the Company’s U.S. revenues were below expected revenue levels due to overall economic conditions and, in particular, the decline in new home construction. As a result of the further decline in revenues, the Company has undertaken additional restructuring actions in the third quarter of 2008 primarily related to reduction in workforce. In addition, the Company has also experienced increased costs for raw materials such as metal and plastic resins. If the decline in U.S. revenue continues for an extended period, management’s restructuring efforts do not sufficiently improve the operating results or the Company is unsuccessful in recovering increased raw material costs by passing on incremental price increases to customers, the liquidity of the Company’s U.S. operations, including the ability to borrow under the Company’s credit facilities, will be adversely affected.

Except as noted above with respect to Channell Bushman and the Company’s U.S. operations, the Company believes that cash flow from operations and the Company’s existing debt facilities described in Note 11 should be sufficient to fund the Company’s capital expenditure and working capital requirements for the next twelve months.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations. In addition, the Company guaranteed the debt of the Channell Family Trust of approximately $754 in 1997. The guaranteed debt was incurred in connection with construction of one of the facilities leased to the Company and is collateralized by said facilities. The loan amount subject to the unsecured guarantee is expected to decline before expiring in 2017. The Company does not anticipate that it will incur losses as a result of this guarantee and has not recorded a liability for such guarantee. If the Channell Family Trust were to default on the outstanding loan balance, the Company might be required to repay the remaining principal balance. The maximum potential amount the Company would be required to pay is equal to the outstanding principal and interest balance of the loan to the Channell Family Trust. At September 30, 2008, the outstanding loan balance subject to the guarantee totaled $458.

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

Interest Rate Sensitivity

The Company and its subsidiaries have entered into three financing agreements.  In July 2007, the Company entered into a three-year Loan and Security Agreement with asset based lenders in the United States and Canada that expires June 30, 2010.  The agreement contains a term loan, revolving line of credit and capital expenditure facility.  In October 2007, many of the Company’s Australian subsidiaries entered into a Facility Agreement with a private debt fund in Australia, which contains a term loan and a revolving line of credit that expire in April 2009.  In March 2008, two of the Company’s Australian subsidiaries entered into a Loan and Security Agreement with a commercial bank in Australia, which contains two equipment financing facilities, performance guarantees, credit card facilities and payroll processing facilities. These agreements allow for the outstanding balance to bear interest at a variable rate based on the lender’s base rate.  The credit facilities expose the Company to changes in short-term interest rates since the interest rates on the credit facility are variable.

Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the second day of a quarterly period would result in an increase in interest expense of approximately $24 per quarter. This analysis does not consider the effects of economic activity on the Company’s sales and profitability in such an environment.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.49*	Amended and Restated Employment Agreement, dated as of June 1, 2008, by and between Channell Commercial Corporation and William H. Channell, Jr. (Exhibit 99.1)(34)

10.50

Amendment to Facility Agreement effective October 24, 2008, by and among Channell Bushman Pty Ltd, certain subsidiaries of Channell Bushman Pty Ltd, and Australian Executor Trustees Limited, as custodian for the Causeway Australasian Private Debt Opportunities Fund (Exhibit 10.1)(35)

10.51*	Employment Agreement dated as of November 1, 2008, by and between Channell Commercial Corporation and Guy Marge (Exhibit 99.1) (36)

14	Channell Commercial Corporation Code of Business Conduct and Ethics (Exhibit 14)(7)

18	Letter dated March 30, 2007 from Deloitte & Touche LLP, regarding change in Accounting Principle (Exhibit 18.2) (22)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(37)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities and Exchange Act of 1934(37)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 by William H. Channell, Jr., CEO and Patrick E. McCready, CFO(37)

* Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Registration Statement on Form S-1 (File No. 333-03621).

(2)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 1998.

(3)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 31, 1999.

(4)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 12, 2002.

(5)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 1, 2002.

(6)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on March 26, 2003.

(7)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 5, 2004.

(8)	Incorporated by reference to Appendix B filed in connection with the Company’s Definitive Proxy Statement on April 16, 2004.

(9)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 6, 2004.

(10)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 15, 2004.

(11)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 15, 2005.

(12)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 28, 2005.

(13)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 9, 2005.

(14)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 21, 2005.

(15)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on March 6, 2006.

(16)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on August 17, 2006.

(17)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 8, 2006.

(18)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 21, 2006.

(19)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 17, 2006.

(20)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 8, 2007.

(21)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on February 15, 2007.

(22)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on April 2, 2007.

(23)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on May 15, 2007.

(24)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 18, 2007.

(25)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 29, 2007.

(26)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on July 31, 2007.

(27)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on August 3, 2007.

(28)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on September 4, 2007.

(29)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 4, 2007.

(30)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 10, 2007.

(31)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-Q on November 14, 2007.

(32)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 10-K on March 28, 2008.

(33)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on May 8, 2008.

(34)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on June 6, 2008.

(35)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on October 30, 2008.

(36)	Incorporated by reference to the indicated exhibits filed in connection with the Company’s Form 8-K on November 12, 2008.

(37)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	CHANNELL COMMERCIAL CORPORATION
(Registrant)

	By:	/ s/ Patrick E. McCready
Patrick E. McCready
Chief Financial Officer
(Duly authorized officer and principal financial
officer of the Registrant)